Form 10-Q
period 1996-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1996-05-13
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC   20549

                                   FORM 10-Q


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

______Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to __________.


                                    0-24816
                            (Commission File Number)

                NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                -----------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                                    23-2610414
  ------------------------------------         -------------------------------------------
       (State of other jurisdiction                 (IRS Employer Identification No.)
      incorporated or organization)



                                    230 S. Broad Street, Mezzanine
                                   Philadelphia, Pennsylvania 19102
                                   --------------------------------
                               (Address of principal executive offices)

                            Registrant's telephone number:  215-790-4700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X        No ________

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

        Units of Limited Partnership Interest                                      100,000 units
- - ----------------------------------------------------             -------------------------------------------------
                       (Class)                                           (Outstanding at May 10, 1996)

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                     INDEX




PART I.  FINANCIAL INFORMATION                                            Page No.
- - ------------------------------                                            -------
  Item 1.  Financial Statements

   Combined Balance Sheets
     March 31, 1996 and December 31, 1995                                     3

   Combined Statements of Operations and Changes in
   Partners' Equity (Deficit)
    Three Months ended March 31, 1996 and 1995                                4

   Combined Statements of Cash Flows
    Three Months ended March 31, 1996 and 1995                                5

   Notes to Combined Financial Statements                                     6

  Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                          7


PART II.  OTHER INFORMATION
- - ---------------------------

  Item 6.  Reports on Form 8-K                                                9


SIGNATURES                                                                   10
- - ----------





NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED BALANCE SHEETS
(IN THOUSANDS)

===============================================================================
                                                       March 31,   December 31,
                                                        1996         1995
                                                      -------------------------
                                                      (Unaudited)
Assets
- - -------------------------------------------------------------------------------
Rental property, at cost:
    Land                                                 $18,749    $18,794
    Buildings                                            260,313    259,904
- - -------------------------------------------------------------------------------
                                                         279,062    278,698
    Less accumulated depreciation                        111,719    109,753
- - -------------------------------------------------------------------------------
Rental property, net                                     167,343    168,945
- - -------------------------------------------------------------------------------
Cash and cash equivalents                                    427        678
Restricted cash                                            1,012      1,222
Tenant accounts receivable, net of allowance
    of $20 - 1996 and 1995                                   525        682
Unbilled rent receivable                                   1,552      1,714
Tenant leasing costs                                         361        345
Accounts receivable and other assets                         436        454
Advances to the Pension Group                              1,657      2,199
- - -------------------------------------------------------------------------------
Total assets                                            $173,313   $176,239
===============================================================================

Liabilities and Partners' Deficit
- - -------------------------------------------------------------------------------
Wraparound mortgages payable                            $465,694   $467,621
Less unamortized discount based on imputed
    interest rate of 12%                                 271,731    273,786
- - -------------------------------------------------------------------------------
Wraparound mortgages payable less
    unamortized discount                                 193,963    193,835

Accounts payable and other liabilities                     2,876      2,206
Finance lease obligation                                   2,650      2,650
Deposit on sale of property                                2,440      2,440
- - -------------------------------------------------------------------------------
Total liabilities                                        201,929    201,131

Partners' deficit                                        (28,616)   (24,892)
- - -------------------------------------------------------------------------------

Total liabilities and partners' deficit                 $173,313   $176,239
===============================================================================

The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
(IN THOUSANDS, EXCEPT PER UNIT DATA)

===============================================================================
                                                          Three months
                                                              ended
                                                             March 31,
                                                        -----------------------
                                                         1996       1995
- - -------------------------------------------------------------------------------
Income:
    Rental income                                         $5,827     $6,463
    Other charges to tenants                               1,734      1,588
    Interest income                                           57         97
- - -------------------------------------------------------------------------------
Total income                                               7,618      8,148
- - -------------------------------------------------------------------------------

Operating expenses:
    Interest expense                                       5,713      6,016
    Real estate taxes                                      1,557      1,204
    Management fees and leasing commissions                  366        360
    Common area maintenance expenses                         760        649
    Ground rent                                              187        161
    Repairs and maintenance                                  166        148
    General and administrative                               236        197
    Depreciation and amortization                          2,198      2,234
- - -------------------------------------------------------------------------------
Total operating expenses                                  11,183     10,969
- - -------------------------------------------------------------------------------

Operating loss                                            (3,565)    (2,821)
Other expenses:
    Net gain (loss) on disposition of properties            (159)       (12)
- - -------------------------------------------------------------------------------

Loss before extraordinary items                           (3,724)    (2,833)
Extraordinary items:

    Forgiveness of wraparound mortgages payable
      on dispositions and foreclosures
      of properties                                            0          0
- - -------------------------------------------------------------------------------

Net loss                                                  (3,724)    (2,833)

Partners' equity (deficit):
    Beginning of period                                  (24,892)   (14,279)
- - -------------------------------------------------------------------------------

    End of period                                       ($28,616)  ($17,112)
===============================================================================

Per Unit data:

    Operating loss                                       ($35.65)   ($28.21)
===============================================================================

    Net loss                                             ($37.24)   ($28.33)
===============================================================================


The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

===============================================================================
                                                           Three months
                                                              ended
                                                             March 31,
                                                         -------------------
                                                         1996       1995
- - -------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                             ($3,724)   ($2,833)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                      2,148      2,201
        Amortization of discount                           2,055      2,060
        Net loss on disposition of properties
          including forgiveness of wraparound
          mortgages payable                                  159          0
        Increase in tenant accounts receivable               157       (292)
        Decrease in unbilled rent receivable, net            162         60
        Increase in tenant leasing costs                     (15)       (50)
        Decrease in accounts receivable and
          other assets                                        18        (32)
        Increase in accounts payable and
          other liabilities                                  670          1
- - -------------------------------------------------------------------------------
Net cash provided by operating activities                  1,630      1,115
- - -------------------------------------------------------------------------------

Cash flows used in financing activities:
      Payments on wraparound mortgages                    (1,928)    (1,794)
      Advances to the Pension Group                          542        516
- - -------------------------------------------------------------------------------
Net cash used in financing activities                     (1,386)    (1,278)
- - -------------------------------------------------------------------------------

Cash flows provided by (used in)
  investing activities:
      Disposition of properties                              167          0
      Improvements to rental property                       (872)      (170)
- - -------------------------------------------------------------------------------
Net cash provided by (used in) investing activities         (705)      (170)
- - -------------------------------------------------------------------------------

Increase (decrease) in cash                                 (461)      (333)

Cash:
  Beginning of period                                      1,900      2,385
- - -------------------------------------------------------------------------------
  End of period                                           $1,439     $2,052
===============================================================================


The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 1996
(In thousands)


Note 1: Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10K for the years ended December 31, 1995 and 1994.



Note 2: Formation and Description of Business

National Property Analysts Master Limited Partnership (NPAMLP), a limited partnership, was formed effective January 1, 1990. NPAMLP is owned 99% by the limited partners and 1% by the general partner, EBL&S, Inc.

The properties included in NPAMLP consist primarily of regional shopping centers or malls with national retailers as anchor tenants. The ownership and operations of these properties have been combined in NPAMLP.

The combined financial statements include the accounts of partnerships that contributed their interests to NPAMLP and certain partnerships whose partnership interests were not contributed as of the effective date of NPAMLP's formation on January 1, 1990, but were allocated their interests in NPAMLP as if they were contributed on January 1, 1990 (the sharing partnerships).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)


Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 59 properties at March 31, 1996 versus 62 at March 31, 1995. In January, 1996 the Boone, Iowa property was sold. In May and July, 1995, respectively, the Fayetteville, North Carolina and Twin Oaks, Missouri properties were exchanged for the property in Lake Mary, Florida in a transaction structured to be a non-taxable event under Section 1031 of the Internal Revenue Code. Income decreased for the three month period ended March 31, 1996 versus March 31, 1995 by $530,000. The decrease for the three month period ended March 31, 1996 versus March 31, 1995 was primarily due to decreased rental income arising from property dispositions and tenant terminations.

Operating expenses increased for the three month period ended March 31, 1996 versus March 31, 1995 by $214,000. The increase in operating expenses was primarily due to increased real estate taxes and common area maintenance expenses for the three month period ended March 31, 1996 versus March 31, 1995. The increase in common area maintenance expenses was primarily due to higher snow removal expenses.

Net loss on disposition of properties for the three month period ended March 31, 1996 versus March 31, 1995 increased by $147,000. The variance was primarily due to the disposition of the Boone, Iowa property in January, 1996, which produced a net loss on disposition of properties of $159,000 for the three months ended March 31, 1996.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)


Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operations for the three month period ended March 31, 1996 was $1,630,000. Payments on mortgages and other financing activities and improvements to rental property used $1,386,000 and $705,000, respectively. As a result of the above, there was a $461,000 decrease in cash for the three months ended March 31, 1996.

As of March 31, 1996, the underlying mortgages were current for all the Properties except for the properties located in Ardmore, Oklahoma, East Meadow, New York, Temple Terrace, Florida and Fond du Lac, Wisconsin. The second mortgage loan on the Ardmore property is significantly past due and there are no plans to bring this loan current. The MLP has not received any notice from the holder of this loan in five years. The mortgage loan on the East Meadow property matured in July, 1995. The MLP continued to make monthly payments of debt service on this loan through November, 1995 in accordance with ongoing negotiations with the lender. As of March 31, 1996, the MLP had negotiated a forbearance and extension agreement with the underlying mortgage lender. The forbearance agreement includes deferral of the past due amounts. As of March 31, 1996, the mortgage loan on the Temple Terrace property is delinquent four months. The lender has declared a default with respect to this mortgage. In February, 1996 the MLP entered into a contract for sale of the Temple Terrace property. The MLP intends to utilize proceeds from the sale to satisfy the delinquent amount. The underlying second mortgage on the Fond du Lac property matured in March, 1996. The MLP is currently engaged in negotiations with this lender for an extension.

In February, 1996 the MLP negotiated a commitment from a bank for a $1,000,000 line of credit. Proceeds from the line of credit will be utilized for capital and tenant improvements to the Properties.

As of March 31, 1996, NPAMLP was obligated for approximately $513,000 of capital commitments which are primarily for tenant improvement costs.

                                    PART II



Item 6(B).  Reports on Form 8-K

            The registrant was not required to file any current reports on Form 8-K during the three months ended March 31.1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  National Property Analysts Master Limited
                                  Partnership
                                  -----------------------------------------
                                  (Registrant)

                                  Date: May 10, 1996
                                  -----------------------------------------

                                  By:  EBL&S, Inc., its sole general partner
                                       -------------------------------------

                                  By: /s/ Edward B. Lipkin
                                      --------------------------------------
                                  Name:  Edward B. Lipkin
                                  Title: President and Principal Financial
                                         Officer