Form 10-Q
period 1996-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1996-08-12
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1996.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _____________ to
    ____________.


                                     0-24816
                            (Commission File Number)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    Delaware                                           23-2610414
 (State of other jurisdiction                 (IRS Employer Identification No.)
 incorporated or organization)

                         230 S. Broad Street, Mezzanine
                        Philadelphia, Pennsylvania 19102
                    (Address of principal executive offices)

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

         Yes    X        No
               ---           ---

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

   Units of Limited Partnership Interest                100,000 units
               (Class)                         (Outstanding at August 9, 1996)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX


                                                                                       Page No.
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

   Combined Balance Sheets
     June 30, 1996 and December 31, 1995                                                     3

   Combined Statements of Operations and Changes in
   Partners' Deficit
    Three and Six Months ended June 30, 1996 and 1995                                        4

   Combined Statements of Cash Flows
    Six Months ended June 30, 1996 and 1995                                                  5

   Notes to Combined Financial Statements                                                    6

  Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                                         7


PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K                                                               9


SIGNATURES                                                                                  10

     NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
     (a limited partnership)

     Combined Balance Sheets
     (in thousands)

===============================================================================
                                                     June 30,      December 31,
                                                       1996          1995
                                                   ----------------------------
                                                   (Unaudited)
     Assets
- -------------------------------------------------------------------------------
     Rental property, at cost:
         Land                                      $  18,749        $  18,794
         Buildings                                   260,568          259,904
- -------------------------------------------------------------------------------
                                                     279,317          278,698
         Less accumulated depreciation               113,871          109,753
- -------------------------------------------------------------------------------
     Rental property, net                            165,446          168,945
- -------------------------------------------------------------------------------
     Cash and cash equivalents                           537              678
     Restricted cash                                   1,234            1,222
     Tenant accounts receivable, net of allowance
         of $20 - 1996 and 1995                          630              682
     Unbilled rent receivable                          1,532            1,714
     Tenant leasing costs                                374              345
     Accounts receivable and other assets                538              454
     Advances to the Pension Group                     1,109            2,199
===============================================================================
     Total assets                                  $ 171,400        $ 176,239
===============================================================================
     Liabilities and Partners' Deficit
- -------------------------------------------------------------------------------
     Wraparound mortgages payable                  $ 463,920        $ 467,621
     Less unamortized discount based on imputed
         interest rate of 12%                        269,257          273,786
- -------------------------------------------------------------------------------
     Wraparound mortgages payable less
         unamortized discount                        194,663          193,835

     Accounts payable and other liabilities            3,512            2,206
     Finance lease obligation                          2,650            2,650
     Deposit on sale of property                       2,440            2,440
- -------------------------------------------------------------------------------
     Total liabilities                               203,265          201,131

     Partners' deficit                               (31,865)         (24,892)
- -------------------------------------------------------------------------------
     Total liabilities and partners' deficit       $ 171,400        $ 176,239
===============================================================================

The accompanying notes are an integral part of these combined financial statements.

     NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
     (a limited partnership)

     Combined Statements of Operations and Changes in Partners' Deficit (unaudited) (in thousands, except per unit data)

===================================================================================================================================
                                                                        Three months                        Six months
                                                                           ended                              ended
                                                                          June 30,                          June 30,
                                                             ----------------------------------------------------------------------
                                                                 1996              1995             1996              1995
- -----------------------------------------------------------------------------------------------------------------------------------
     Income:
         Rental income                                          $6,269           $6,027           $12,096          $12,490
         Other charges to tenants                                1,510            1,882             3,244            3,470
         Interest income                                            40               83                97              180
- -----------------------------------------------------------------------------------------------------------------------------------
     Total income                                                7,819            7,992            15,437           16,140
- -----------------------------------------------------------------------------------------------------------------------------------
     Operating expenses:
         Interest expense                                        5,730            6,010            11,443           12,026
         Real estate taxes                                       1,595            1,135             3,152            2,339
         Management fees and leasing commissions                   362              353               728              713
         Common area maintenance expenses                          644              565             1,404            1,215
         Ground rent                                               137              112               324              273
         Repairs and maintenance                                   108               93               274              240
         General and administrative                                287              135               523              332
         Depreciation and amortization                           2,205            2,219             4,403            4,453
- -----------------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                   11,068           10,622            22,251           21,591
- -----------------------------------------------------------------------------------------------------------------------------------

     Operating loss                                             (3,249)          (2,630)           (6,814)          (5,451)
     Other expenses:
         Net loss on disposition of properties                       0              (66)             (159)             (78)
- -----------------------------------------------------------------------------------------------------------------------------------
     Loss before extraordinary items                            (3,249)          (2,696)           (6,973)          (5,529)
     Extraordinary items:

         Forgiveness of wraparound mortgages payable
           on dispositions and foreclosures
           of properties                                             0                0                 0                0
- -----------------------------------------------------------------------------------------------------------------------------------
     Net loss                                                   (3,249)          (2,696)           (6,973)          (5,529)

     Partners' deficit:
         Beginning of period                                   (28,616)         (17,112)          (24,892)         (14,279)
- -----------------------------------------------------------------------------------------------------------------------------------
         End of period                                        ($31,865)        ($19,808)         ($31,865)        ($19,808)
===================================================================================================================================
     Per Unit data:

         Operating loss                                        ($32.49)         ($26.30)          ($68.14)         ($54.51)
===================================================================================================================================
         Net loss                                              ($32.49)         ($26.96)          ($69.73)         ($55.29)
===================================================================================================================================

     The accompanying notes are an integral part of these combined financial statements.

     NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
     (a limited partnership)

     Combined Statements of Cash Flows (unaudited)
     (in thousands)

======================================================================================================================
                                                                                                Six months
                                                                                                  ended
                                                                                                 June 30,
                                                                                --------------------------------------
                                                                                         1996               1995
- ----------------------------------------------------------------------------------------------------------------------
     Cash flows from operating activities:
         Net loss                                                                     ($6,973)           ($5,529)
         Adjustments to reconcile net loss to net cash
           provided by operating activities:
             Depreciation and amortization                                              4,301              4,385
             Amortization of discount                                                   4,528              4,175
             Net loss on disposition of properties
               including forgiveness of wraparound
               mortgages payable                                                          159                  0
             Decrease (increase) in tenant accounts
               receivable                                                                  52               (213)
             Decrease in unbilled rent receivable, net                                    182                111
             Increase in tenant leasing costs                                             (29)              (119)
             Decrease (increase) in accounts receivable
               and other assets                                                           (84)                39
             Increase (decrease) in accounts payable
               and other liabilities                                                    1,306                (19)
- ----------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                          3,442              2,830
- ----------------------------------------------------------------------------------------------------------------------

     Cash flows provided by (used in) financing activities:
           Payments on wraparound mortgages                                            (3,701)            (3,597)
           Advances to the Pension Group                                                1,090              1,037
- ----------------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                             (2,611)            (2,560)
- ----------------------------------------------------------------------------------------------------------------------

     Cash flows provided by (used in) investing activities:
           Disposition of properties                                                      167                  0
           Improvements to rental property                                             (1,127)              (193)
- ----------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                               (960)              (193)
- ----------------------------------------------------------------------------------------------------------------------

     Increase (decrease) in cash                                                         (129)                77

     Cash:
       Beginning of period                                                              1,900              2,385
======================================================================================================================
       End of period                                                                   $1,771             $2,462
======================================================================================================================

     The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements (Unaudited)

June 30, 1996
(in thousands)


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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)


Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 59 properties at June 30, 1996 versus 61 at June 30, 1995. In January 1996 the Boone, Iowa property was sold. In July 1995, the Twin Oaks, Missouri property was exchanged for the property in Lake Mary, Florida in a transaction structured to be a non-taxable event under Section 1031 of the Internal Revenue Code. Income decreased for the three and six month periods ended June 30, 1996 versus June 30, 1995 by $173,000 and $703,000, respectively. The decrease for the three and six month periods ended June 30, 1996 versus June 30, 1995 was primarily due to decreased rental income arising from property dispositions and tenant terminations.

Operating expenses increased for the three and six month periods ended June 30, 1996 versus June 30, 1995 by $446,000 and $660,000, respectively. The increase in operating expenses was primarily due to increased real estate taxes, common area maintenance expenses, and general and administrative expenses for the six month period ended June 30, 1996 versus June 30, 1995. The increase in common area maintenance expenses was primarily due to higher snow removal expenses. The increase in general and administrative expenses was primarily due to an increase in legal fees.

Net loss on disposition of properties for the three and six month periods ended June 30, 1996 versus June 30, 1995 decreased by $66,000 and increased by $81,000, respectively. The variance was primarily due to the disposition of the Boone, Iowa property in January 1996, which produced a net loss on disposition of properties of $159,000 for the three and six months ended June 30, 1996.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)


Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operations for the three and six month periods ended June 30, 1996 was $3,442,000. Payments on mortgages and other financing activities and improvements to rental property used $2,611,000 and $960,000, respectively. As a result of the above, there was a $129,000 decrease in cash for the six months ended June 30, 1996.

As of June 30, 1996, the underlying mortgages were current for all the Properties except for the properties located in Ardmore, Oklahoma, Temple Terrace, Florida and Fond du Lac, Wisconsin. The second mortgage loan on the Ardmore property is significantly past due and there are no plans to bring this loan current. The MLP has not received any notice from the holder of this loan in five years. As of June 30, 1996, the mortgage loan on the Temple Terrace property is delinquent seven months. The lender has declared a default with respect to this mortgage and has commenced a foreclosure action. In February 1996 the MLP entered into a contract for sale of the Temple Terrace property. The MLP intends to utilize proceeds from the sale to satisfy the delinquent amount. The underlying second mortgage on the Fond du Lac property matured in March 1996. The MLP is currently engaged in negotiations with this lender for an extension.

In February 1996 the MLP negotiated a commitment from a bank for a $1,000,000 line of credit. Proceeds from the line of credit will be utilized for capital and tenant improvements to the Properties.

As of June 30, 1996, NPAMLP was obligated for approximately $338,000 of capital commitments which are primarily for roof replacement.

                                     PART II



Item 6(B).  Reports on Form 8-K

                  The registrant was not required to file any current reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       National Property Analysts Master Limited
                       Partnership
                       ------------------------------------------------------
                       (Registrant)

                       Date: August 9, 1996
                       ------------------------------------------------------

                       By:  EBL&S, Inc., its sole general partner
                           --------------------------------------------------

                       By: /s/ Edward B. Lipkin
                           --------------------------------------------------
                           Name: Edward B. Lipkin
                           Title:   President and Principal Financial Officer