Form 10-Q
period 1996-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1996-11-13
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the quarterly period ended September 30, 1996.

     Transition report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 for the transition period from                     to
                       .                                 -------------------
     -----------------

                                     0-24816
                            (Commission File Number)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                          23-2610414
  ---------------------------                   -------------------------------
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

         Yes   X      No
              ---         ---

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest                   100,000 units
-------------------------------------          --------------------------------
            (Class)                           (Outstanding at November 12, 1996)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX


                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Combined Balance Sheets
    September 30, 1996 and December 31, 1995                                                3

  Combined Statements of Operations and Changes in
  Partners' Deficit
   Three and Nine Months ended September 30, 1996 and 1995                                  4

  Combined Statements of Cash Flows
   Nine Months ended September 30, 1996 and 1995                                            5

  Notes to Combined Financial Statements                                                    6

  Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                                        7


PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K                                                              9


SIGNATURES                                                                                 10

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED BALANCE SHEETS
(IN THOUSANDS)
===============================================================================
                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1996           1995
                                                 ------------------------------
                                                    (UNAUDITED)
ASSETS
-------------------------------------------------------------------------------
Rental property, at cost:
    Land                                             $  18,663        $  18,794
    Buildings                                          259,900          259,904
-------------------------------------------------------------------------------
                                                       278,563          278,698
    Less accumulated depreciation                      113,574          109,753
-------------------------------------------------------------------------------
Rental property, net                                   164,989          168,945
-------------------------------------------------------------------------------
Cash and cash equivalents                                  615              678
Restricted cash                                          1,124            1,222
Tenant accounts receivable, net of allowance
    of $20 - 1996 and 1995                                 438              682
Unbilled rent receivable                                 1,474            1,714
Tenant leasing costs                                       375              345
Accounts receivable and other assets                       830              454
Advances to the Pension Group                              557            2,199
-------------------------------------------------------------------------------
Total assets                                         $ 170,402        $ 176,239
===============================================================================

LIABILITIES AND PARTNERS' DEFICIT
-------------------------------------------------------------------------------
Wraparound mortgages payable                         $ 457,923        $ 467,621
Less unamortized discount based on imputed
    interest rate of 12%                               265,250          273,786

-------------------------------------------------------------------------------
Wraparound mortgages payable less
    unamortized discount                               192,673          193,835

Accounts payable and other liabilities                   6,980            2,206
Finance lease obligation                                 2,650            2,650
Deposit on sale of property                              2,440            2,440
-------------------------------------------------------------------------------
Total liabilities                                      204,743          201,131

Partners' deficit                                      (34,341)         (24,892)
-------------------------------------------------------------------------------

Total liabilities and partners' deficit              $ 170,402        $ 176,239
===============================================================================


The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
(IN THOUSANDS, EXCEPT PER UNIT DATA)
==============================================================================================================
                                                           THREE MONTHS                    NINE MONTHS
                                                               ENDED                           ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                      --------------------------------------------------------
                                                        1996            1995            1996            1995
--------------------------------------------------------------------------------------------------------------
Income:
    Rental income                                     $  5,640        $  5,954        $ 17,736        $ 18,444
    Other charges to tenants                             1,676           2,692           4,920           6,162
    Interest income                                         43              86             140             266
--------------------------------------------------------------------------------------------------------------
Total income                                             7,359           8,732          22,796          24,872
--------------------------------------------------------------------------------------------------------------

Operating expenses:
    Interest expense                                     5,726           5,996          17,169          18,022
    Real estate taxes                                    1,665           1,965           4,817           4,304
    Management fees and leasing commissions                334             354           1,062           1,067
    Common area maintenance expenses                       561             518           1,965           1,733
    Ground rent                                            142             129             466             402
    Repairs and maintenance                                177              91             451             331
    General and administrative                             118              85             641             417
    Depreciation and amortization                        2,217           2,273           6,620           6,726
--------------------------------------------------------------------------------------------------------------
Total operating expenses                                10,940          11,411          33,191          33,002
--------------------------------------------------------------------------------------------------------------

Operating loss                                          (3,581)         (2,679)        (10,395)         (8,130)
Other expenses:
    Net gain on disposition of properties                  613             103             454              25
--------------------------------------------------------------------------------------------------------------

Loss before extraordinary items                         (2,968)         (2,576)         (9,941)         (8,105)
Extraordinary items:

    Forgiveness of wraparound mortgages payable
      on dispositions and foreclosures
      of properties                                        492               0             492               0
--------------------------------------------------------------------------------------------------------------

Net loss                                                (2,476)         (2,576)         (9,449)         (8,105)

Partners' deficit:
    Beginning of period                                (31,865)        (19,808)        (24,892)        (14,279)
--------------------------------------------------------------------------------------------------------------

    End of period                                     $(34,341)       $(22,384)       $(34,341)       $(22,384)
==============================================================================================================

Per Unit data:

    Operating loss                                    $ (35.81)       $ (26.79)       $(103.95)       $ (81.30)
==============================================================================================================

    Net loss                                          $ (24.76)       $ (25.76)       $ (94.49)       $ (81.05)
==============================================================================================================

     The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
===================================================================================
                                                                   NINE MONTHS
                                                                     ENDED
                                                                  SEPTEMBER 30,
                                                             ----------------------
                                                              1996            1995
-----------------------------------------------------------------------------------

Cash flows from operating activities:
    Net loss                                                 $(9,449)       $(8,105)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                          6,469          6,607
        Amortization of discount                               7,002          6,121
        Net gain on disposition of properties
          including forgiveness of wraparound
          mortgages payable                                     (946)             0
        Decrease (increase) in tenant accounts
          receivable                                             244           (520)
        Decrease in unbilled rent receivable, net                240            148
        Increase in tenant leasing costs                         (30)          (126)
        Decrease (increase) in accounts receivable and
          other assets                                          (376)            18
        Increase in accounts payable and
          other liabilities                                    4,774             29
        Increase in deposit of sale of property                    0            690
-----------------------------------------------------------------------------------

Net cash provided by operating activities                      7,928          4,862
-----------------------------------------------------------------------------------

Cash flows provided by (used in) financing activities:
      Payments on wraparound mortgages                        (7,659)        (6,300)
      Advances to the Pension Group                            1,642          1,563
-----------------------------------------------------------------------------------

Net cash used in financing activities                         (6,017)        (4,737)
-----------------------------------------------------------------------------------

Cash flows provided by (used in) investing activities:
      Disposition of properties                                2,941              0
      Improvements to rental property                         (5,013)          (277)
-----------------------------------------------------------------------------------

Net cash used in investing activities                         (2,072)          (277)
-----------------------------------------------------------------------------------

Decrease in cash                                                (161)          (152)

Cash:
  Beginning of period                                          1,900          2,385
===================================================================================
  End of period                                              $ 1,739        $ 2,233
===================================================================================


     The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Financial Statements (Unaudited)

September 30, 1996
(in thousands)


Note 1: Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the years ended December 31, 1995 and 1994.



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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)


Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 57 properties at September 30, 1996 versus 60 at September 30, 1995. The Boone, Iowa, Red Wing, Minnesota and El Paso, Texas properties were sold in 1996 in January, July and September, respectively. Income decreased for the three and nine month periods ended September 30, 1996 versus September 30, 1995 by $1,373,000 and $2,076,000, respectively. The decrease for the three and nine month periods ended September 30, 1996 versus September 30, 1995 was primarily due to decreased rental income arising from property dispositions and tenant terminations.

Operating expenses decreased for the three month period ended September 30, 1996 versus September 30, 1995 by $471,000. The decrease in operating expenses was primarily due to decreased real estate taxes and interest expense for the three month period ended September 30, 1996 versus September 30, 1995.

Net gain on disposition of properties for the three and nine month periods ended September 30, 1996 versus September 30, 1995 increased by $510,000 and $429,000, respectively. The variance was primarily due to the disposition of the three previously mentioned property sales during 1996, which produced a net gain on disposition of properties of $613,000 and $454,000 for the three and nine month periods ended September 30, 1996, respectively.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)


Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operations for the nine month period ended September 30, 1996 was $7,928,000. Payments on mortgages and other financing activities used $6,017,000. Disposition of properties and improvements to rental property used $2,072,000. As a result of the above, there was a $161,000 decrease in cash for the nine months ended September 30, 1996.

As of September 30, 1996, the underlying mortgages were current for all the Properties except for the properties located in Ardmore, Oklahoma, Temple Terrace, Florida and Fond du Lac, Wisconsin. The second mortgage loan on the Ardmore property is significantly past due and there are no plans to bring this loan current. NPAMLP has not received any notice from the holder of this loan in five years. As of September 30, 1996, the mortgage loan on the Temple Terrace property is delinquent ten months. The lender has declared a default with respect to this mortgage and has commenced a foreclosure action. In February 1996, NPAMLP entered into a contract for sale of the Temple Terrace property. NPAMLP intends to utilize proceeds from the sale to satisfy the delinquent amount. The underlying second mortgage on the Fond du Lac property matured in March 1996. NPAMLP is currently engaged in negotiations with this lender for an extension.

In February 1996, NPAMLP negotiated a commitment from a bank for a $1,000,000 line of credit. Proceeds from the line of credit will be utilized for capital and tenant improvements to the Properties. At September 30, 1996, $130,000 was outstanding under the line.

As of September 30, 1996, NPAMLP was obligated for approximately $3,760,000 of capital commitments which are primarily for the Cottage Grove, Minnesota redevelopment.

                                     PART II



Item 6(B).  Reports on Form 8-K

                  The registrant was not required to file any current reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         National Property Analysts Master Limited
                         Partnership
                         -------------------------------------------------------
                         (Registrant)

                         Date:  November 12, 1996
                         -------------------------------------------------------

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