Form 10-K
period 1996-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1997-03-31
CIK 926843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934

For the fiscal year ended                                 Commission File Number
   December 31, 1996                                             0-24816
-------------------------                                 ----------------------


              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                 23-2610414
------------------------------                                    --------------
(State of other jurisdiction                                      (IRS Employer
incorporation or organization)                                    Identification
                                                                  No.)

        230 S. Broad Street, Mezzanine, Philadelphia, Pennsylvania 19102
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code:(215)790-4700

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class to                                 Name of exchange
be so registered                                       on which each class
                                                       is to be registered

      None                                                        N/A
--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (2) has been subject to such filing requirements for the past 90 days.

                          YES X                  No
                              ---                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes X                 No
                               ---                  ---



DOCUMENTS INCORPORATED BY REFERENCE

Part 1            Part II          Part III          Part IV

(None)            (None)           (None)            Exhibits from Form 10
                                                     Registration Statement
                                                     and from Form 10-K Annual
                                                     Report filed April 1, 1996
                                                     No. 0-24816

                                      INDEX

                                                                            Page

PART I

         Item 1.    Business................................................. 1
                    I.       Summary......................................... 1
                    II.      MLP Objectives and Policies..................... 3
                    III.     Glossary........................................ 6
         Item 2.    Properties............................................... 9
         Item 3.    Legal Proceedings........................................10
         Item 4.    Submission of Matters to a Vote of Security Holders......10

PART II

         Item 5.    Market Price for the Registrant's Common
                    Equity and Related Stockholder Matters...................20
                    I.       No Trading Market...............................20
                    II.      Distributions of Cash Flow From Operations......20
                    III.     Proceeds of Sales Distributions.................20
                    IV.      Certain Income Tax Considerations...............21
         Item 6.    Selected Financial Data..................................22
         Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................24
                    I.       Liquidity and Capital Resources.................24
                    II.      Results of Operations...........................28
                    III.     Indebtedness Secured by the Properties..........30
         Item 8.    Financial Statements and Supplementary Data..............33
         Item 9.    Changes in Disagreements with Accountants on Accounting
                    and Financial Disclosure.................................33

PART III

         Item 10.   Directors and Executive Officers of the Registrant.......34
         Item 11.   Executive Compensation...................................34
         Item 12.   Security Ownership of Certain Beneficial Owners and35
                    Management...............................................35
         Item 13.   Certain Relationships and Related Transactions...........36
                    I.       Compensation and Fees...........................36
                    II.      Property Management by Affiliate................37
                    III.     Conflicts of Interest...........................38
                    IV.      Summary of Relationships........................39
                    V.       Related Party Transactions......................39

PART IV.

         Item 14.   Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K.................................................40
                    I.       Documents filed as part of this Report..........40
                    II.      Reports on Form 8-K.............................41

                                     PART I


ITEM 1.           BUSINESS

                                   I. SUMMARY

         The following summary is qualified in its entirety by the more detailed information and financial statements appearing elsewhere in the Annual Report. Reference is made to the Glossary which appears at the end of this section for the definition of certain capitalized terms used in the Summary and elsewhere in this Report.

         A.       THE MASTER LIMITED PARTNERSHIP

         National Property Analysts Master Limited Partnership (the "MLP") was organized under the Delaware Revised Uniform Limited Partnership Act in January, 1990 as part of a court ordered consolidation of the operation of properties owned by certain limited partnerships (the "Partnerships") previously sponsored by National Property Analysts, Inc. and its affiliates ("NPA"). The term of the MLP will continue until December 31, 2015, unless sooner terminated in accordance with the terms of the limited partnership agreement of the MLP (the "Partnership Agreement").

         The MLP's principal executive offices are located at 230 South Broad Street, Mezzanine, Philadelphia, Pennsylvania 19102 (telephone: 215-790- 4700).

         The court ordered consolidation resulted from the settlement (the "Settlement Agreement") of a class action commenced in 1988 in the United States District Court for the Southern District of New York by certain limited partners of the Partnerships (the "Action"). As a result of the court order, the ownership and operations of the Properties were consolidated into the MLP.

         B.       THE GENERAL PARTNER

         The General Partner of the MLP is EBL&S, Inc. an affiliate of NPA (the "General Partner"). The General Partner manages and controls all aspects of the business of the MLP. The General Partner is owned 100% by E&H Properties, Inc., an affiliate of NPA. The General Partner holds a 1% general partner interest in the MLP. See "Item 13. Certain Relationships and Related Transactions."

         C.       THE PROPERTIES AND INDEBTEDNESS SECURED BY THE PROPERTIES

         The MLP owns 57 properties as of December 31, 1996 which consist primarily of shopping centers and free standing, single tenant retail stores (the "Properties"). The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         D.       THE CONSOLIDATION

         The Settlement Agreement provided that certain steps would be taken to reorganize the operations of and consolidate in one entity the ownership of the Properties (the "Consolidation"). The Consolidation, which occurred as of January 1, 1990, was accomplished by the transfer of the Properties and all other assets (subject to liabilities) of the Partnerships in exchange for interests in the MLP. Pursuant to the exchange, the former partners of the Partnerships now hold in the aggregate a 99% limited partnership interest in the MLP (the "Limited Partners").

         E.       MLP OBJECTIVES AND POLICIES

         The MLP intends to hold the Properties until such time as it is deemed prudent to dispose of the properties. However, the Partnership in accordance with the terms of the Partnership Agreement will terminate on December 31, 2015. See "Item 1 - Business - MLP Objectives and Policies."

         The Limited Partners are prohibited from transferring their interests in the MLP except by will, inheritance or operation of law and no additional limited partners may be admitted as partners of the MLP.

         F.       LIMITED PARTNERS' SHARE OF CASH FLOW FROM OPERATIONS

         The Limited Partners will receive, on an annual basis, 99% of the Cash Flow from Operations. It is not anticipated that the MLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.

         G.       LIMITED PARTNERS' SHARE OF PROCEEDS OF SALES DISTRIBUTIONS

         Proceeds of Sales of the Properties available to be distributed by the MLP will be distributed 99% to the Limited Partners and 1% to the General Partner.
         H.       ALLOCATIONS OF PROFITS AND LOSSES

         Taxable losses from MLP operations or from capital transactions generally will be allocated 99% to the Limited Partners and 1% to the General Partner. Taxable income from MLP operations or from a capital transaction will be allocated 99% to the Limited partners and 1% to the General Partner.

         I.       COMPENSATION TO THE GENERAL PARTNER AND AFFILIATES

         The General Partner will receive certain compensation for its services, including: (i) reimbursement of certain of its expenses; and (ii) a portion of Cash Flow from Operations and Proceeds of Sales of the Properties. An affiliate of the General Partner will receive a management fee for managing the Properties. See "Item 13. Certain Relationships and Related Transactions - Compensation and Fees."

         J.       FISCAL YEAR

         The MLP's fiscal year will begin on January 1, and end on December 31 of each year.


                         II. MLP OBJECTIVES AND POLICIES

         A.       MLP OBJECTIVES

                  The MLP intends to hold the Properties until such time as it is deemed prudent to dispose of one or more or all of the Properties. The precise timing of disposition of Properties is in the discretion of the General Partner. However, the Partnership in accordance with the terms of the Partnership Agreement will terminate on December 31, 2015.

         It is anticipated that the process of selling Properties and applying sales proceeds to make payments on the Wrap Mortgages will result in the Limited Partners having to report substantial taxable income when the Properties are sold without the corresponding receipt of any cash proceeds therefrom (unless and until the Threshold Amount has been exceeded). It is intended, however, that by avoiding a foreclosure of Properties, the Consolidation and Restructuring may preserve for Limited Partners the potential for deriving an economic benefit from the future sales of the Properties, while at the same time possibly deferring the recognition of taxable income for some Limited Partners.

         The objectives of the MLP are, to attempt to implement, with respect to the Properties, effective management, leasing, cost control and capital improvement policies and techniques and thereby to (i) preserve and protect the MLP's Properties in order to avoid the loss of any Properties to foreclosure;
(ii) enhance the potential appreciation in the value of the MLP's Properties; and (iii) provide Cash Flow from Operations. It is not anticipated that the MLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.

         The determination of whether a Property should be sold or otherwise disposed of will be made by the General Partner after consideration of relevant factors, including performance of the Property, market conditions, the financial requirements of the MLP and the tax consequences to Limited Partners, with a view toward achieving the principal investment objectives of the MLP. In connection with a sale of a Property, a purchase money obligation secured by a mortgage may be taken as part payment; there are no limitations or restrictions on the MLP's taking such purchase money obligations. The terms of payment of the MLP will be affected by custom in the area in which each Property is located and the then-prevailing economic conditions. To the extent the Partnership receives notes and other property instead of cash on sales, such proceeds (other than any interest payable thereon) will not be included in proceeds of the sale of the Properties until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed of; and therefore, the distribution of such proceeds to the MLP may be delayed until such time.

         In accordance with the Settlement Agreement, no additional properties may be acquired. However, in the General Partner's discretion, the MLP may, in appropriate circumstances, exchange Properties for new properties in transactions structured to be non-taxable events in whole or in substantial part under Section 1031 of the Internal Revenue Code, and the proceeds or an involuntary conversion may be invested in property in transactions structured to be non-taxable in whole or in part under Section 1033 of the Internal Revenue Code.

         B.       COMPETITION FOR TENANTS.

         The MLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores located in 27 states. Of the 57 Properties owned by the MLP, 36 properties have only 1 or 2 tenants ("Single Tenant Properties"). The tenants in the Single Tenant Properties are primarily national retailers or supermarkets ("Anchor Tenants"). The 21 remaining properties are multi-tenant shopping center properties ("Shopping Center Properties"). The tenants in the Shopping Center Properties generally include Anchor Tenants and a variety of tenants occupying less substantial portions of the property ("Local Tenants").

                  1.       ANCHOR TENANTS

         The Anchor Tenant leases are usually for 20 to 25 years. These Anchor Tenant leases are at various stages of maturity. Upon expiration of the initial lease term renewal options are usually available to the Anchor Tenants. See "Item 2. Properties." The high concentration of minimum rent received from Anchor Tenants under the terms of long term leases provide the MLP with protection against a significant reduction in rental income, however, this also restricts the growth opportunity for the MLP.

         As of December 31, 1996, there were nine Properties which had been vacated by Anchor Tenants, eight of which are stores owned or operated by Kmart. The Anchor Tenants continue to make rental payments for these properties under the terms of their leases. The Anchor Tenants are attempting to market the space to other users. To date, the MLP has not had to market vacant Anchor Tenant space but it has cooperated with the Anchor Tenant in its effort to market space it has vacated. To the extent that Anchor Tenant space becomes available at the end of a lease term, the MLP will attempt to re-lease the Anchor Tenant space in the same manner in which Local Tenant space is marketed (see below).

         The MLP's primary Anchor Tenant is Kmart Corporation and its subsidiaries which in 1996 accounted for approximately 52% of the rental income received by the MLP. The General Partner has had regularly scheduled meetings with representatives of Kmart to review and discuss with them their plans for the various Kmart stores. In the past, in instances where Kmart stores were determined to be undersized and inadequate to accommodate Kmart's current needs, expansions of the existing facilities were undertaken wherever possible. In some cases, Kmart determined to vacate Anchor Tenant space although they continued to pay the required rental payments.

         Two of the eight Kmart stores which are vacant but continuing to make rental payments are Anchor Tenants in Shopping Center Properties while the other six are the only tenant in Single Tenant Properties. Kmart has subleased portions of four of the eight properties to other users. Kmart remains obligated under the terms of its leases at the eight property locations for terms ranging from one to twenty years.

         Kmart Corporation experienced in past years a downgrading of its credit rating as a result of its recent financial performance. Although Kmart's financial performance has improved, its credit rating has not been upgraded to its prior level. As a result, the MLP could have difficulty refinancing the balloon payments due on the Third Party Underlying Obligations on properties where Kmart is the Anchor Tenant. See Item 2, "The Properties."

                  2.       LOCAL TENANTS

         Marketing of Local Tenant space is accomplished through signage, direct mailing, advertisements and through coordinated listings with local leasing brokers.

         The MLP Properties' occupancy rate for Local Tenant space is 83%. The lease terms for Local Tenant space typically range from 3 years to 10 years. The competitive conditions applicable to Local Tenant space vary from Property to Property. However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to the MLP Properties, is typically a function of the MLP's rental rates as compared to the local market's. However, in instances where a multi-tenant property has Anchor Tenant space and the Anchor Tenant space is vacant (currently two Shopping Center Properties have Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

         C.       PROHIBITED ACTIVITIES AND INVESTMENTS

         The MLP will not engage in any business not related to the operations of the Properties. Additionally, the MLP will not (i) sell additional limited partnership interests in the MLP; (ii) issue limited partnership interests in exchange for property; (iii) issue senior securities or make loans or investments in real estate mortgages other than in connection with a contemplated purchase or sale or disposition of the Properties; (iv) make loans to the General Partner or its affiliates (v) invest in or underwrite the securities of other issuers for any purpose, including investing in securities for the purpose of exercising control; (vi) operate in such a manner as not to be exempt from classification as an "investment company" for purposes of the Investment Company Act of 1940; (vii) purchase or lease any property from or sell or lease any property to the General Partner or its affiliates, except that with respect to leases, the General Partner and its affiliates may lease space in the Properties on terms no more favorable than those offered to non-affiliated persons; (viii) invest in junior mortgages or deeds of trust, except that the acquisition or granting of junior mortgages or deeds of trust in connection with the sale, purchase, financing or refinancing of a Property shall not be deemed to be investing in junior mortgages or deeds of trust; (ix) commingle the funds of the MLP with any other person's; (x) invest in limited partnership interests; (xi) construct or develop properties; (xii) enter into joint venture agreements; or (xiii) receive rebates or give-ups in connection with the MLP.

         D.       INSURANCE ON PROPERTIES

         The General Partner has obtained liability insurance covering the Properties. The third party liability coverage insures, among others, the MLP and the General Partner. Property insurance has also been obtained that insures the MLP for fire and other casualty losses in an amount which covers the replacement cost of the Properties. In addition, the MLP is covered under fidelity insurance policies in amounts which the General Partner deems sufficient. Such insurance coverage is reviewed at least annually and adjusted to account for variations in value.


                                  III. GLOSSARY.

         "ACTION" shall mean the action captioned James O'Brien, et al. v. National Property Analysts Partners, et al. in which plaintiffs made claims against NPA and other parties in the United States District Court for the Southern District of New York, which Action was settled pursuant to the terms of the Settlement Agreement.

         "CAPITAL IMPROVEMENT" shall mean any improvement to any Property which is required to be capitalized or amortized by the MLP, pursuant to generally accepted accounting principles.

         "CAPITAL IMPROVEMENT DEBT" shall mean indebtedness incurred by the MLP for Capital Improvements.

         "CASH FLOW FROM OPERATIONS" shall mean, with respect to the MLP, Operating Revenues less Operating Cash Expenses and Reserves.

         "CONSOLIDATION" shall mean the consolidation of the ownership and operations of the Properties in the MLP.

         "DEBT SERVICE" shall mean the aggregate principal and interest payments required on the Third Party Underlying Obligations in calendar year 1990 with respect to the Properties owned by the MLP.

         "EXCESS PROCEEDS" shall mean Proceeds of Sales of Properties in excess of the Minimum Payoff Amount and Capital Improvement Debt.

         "GENERAL PARTNER" shall mean EBL&S, Inc., the general partner of the MLP.

         "INVESTOR NOTE PAYMENTS" shall mean the payment by Investor Note Payors of amounts becoming due on or after June 1, 1989 on the Investor Notes.

         "INVESTOR NOTE PAYORS" shall mean the limited partners of Partnerships who made payments which became due on or after June 8, 1989 on the Investor Notes.

         "INVESTOR NOTE RECOVERY" shall mean the Excess Proceeds available for distribution to the MLP after the first $28 million of Excess Proceeds has been retained by the MLP, in an amount equal to the lesser of the Investor Note Payments or $25 million.

         "INVESTOR NOTES" shall mean the promissory notes executed and tendered by limited partners as payments for a portion of the purchase price of their interest in a Partnership.

         "LIMITED PARTNERS" shall mean all persons who hold limited partnership interests in the MLP.

         "MANAGEMENT AGREEMENT" shall mean the agreement entered into by and between the MLP and EBL&S Property Management, Inc. pursuant to which the Property Manager will manage the Properties in consideration of a property management fee (equal to five percent (5%) of the MLP's gross operating revenues) and a leasing fee (equal to the fee customarily charged in the geographic areas in which the Properties are located).

         "MINIMUM PAYOFF AMOUNT" shall mean the payment made by the MLP pursuant to the Restructuring Agreement equal to the sum of (i) the balance of the Third Party Underlying Obligations on a Property on January 1, 1990 and (ii) any prepayment penalties or premiums.

         "MLP" shall mean National Property Analysts Master Limited Partnership, a Delaware limited partnership.

         "NPA" shall mean National Property Analysts, Inc. and the corporations and partnerships now or previously controlled by, related to or affiliated with, directly or indirectly, National Property Analysts, Inc. and/or Messrs. Howard Brownstein and Edward Lipkin, including, but not limited to E&H Partners, E&H Properties, Inc., National Financial Partners, National Property Analysts Management Company, National Property Analysts Partners and National Property Management Corp.

         "OPERATING CASH EXPENSES" shall mean the amount of cash paid by the MLP for costs and expenses incurred in the ordinary course of its business including, without limitation, (i) Debt Service, (ii) debt service payments on Capital Improvement Debt, (iii) fees to be paid to the Property Manager and (iv) repairs and maintenance, utilities, taxes and certain tenant improvements, employee salaries, travel on MLP business, advertising and promotion, supplies, legal, accounting, statistical or bookkeeping services, and printing and mailing of reports and communications.

         "OPERATING REVENUES" shall mean the cash receipts of the MLP, other than (i) the proceeds of sales of the Properties and (ii) proceeds of borrowings of the MLP, received in cash during the MLP's fiscal year.

         "PARTNERSHIP AGREEMENT" shall mean the limited partnership agreement entered into between the General Partner and the Limited Partners of the MLP.

         "PARTNERSHIPS" shall mean certain limited partnerships previously sponsored by NPA.

         "PENSION GROUPS" shall mean the limited partnerships comprised of various pension and profit sharing trusts which sold the Properties to the Partnerships, and includes Main Line Pension Group (the "Pension Group"), a Delaware limited partnership which acquired the ownership of the Wrap Mortgages from the original holders.

         "PROCEEDS OF SALES DISTRIBUTIONS" shall mean the distributions made by the MLP from the proceeds of sales of the Properties as defined in the Partnership Agreement.

         "PROCEEDS OF SALES OF THE PROPERTIES" shall mean, for purposes of the Restructuring Agreement and as of and at the time of the calculation thereof,
(A) the gross sales proceeds (including the then-outstanding principal amount of indebtedness for borrowed money assumed or taken subject to) from the sale of any Property or Properties occurring and after the date the Properties were transferred to the MLP, minus (B) all reasonable costs and expenses incurred by a Partnership or a successor to a Partnership (including the MLP), in connection with any such sale, including without limitation, brokerage commissions to independent third parties, legal fees and costs, transfer taxes, mortgage taxes, prepayment penalties payable to independent third parties, title insurance and all other customary closing costs and expenses.

         "PROPERTY" OR "PROPERTIES" shall mean one, some or all of the parcels of real property owned by the MLP.

         "PROPERTY MANAGER" shall mean EBL&S Property Management, Inc.

         "REFINANCING" shall mean either (i) a restructuring of indebtedness of the MLP or the Partnerships which only changes the terms thereof without increasing the indebtedness being restructured or (ii) refinancing indebtedness of the MLP or the Partnerships for the purpose of making a Capital Improvement.

         "RESERVES" shall mean the amount determined by the General Partner, in its sole discretion, to be set aside for future requirements of the MLP. At the end of each year, any unexpended reserves not continued as Reserves will be treated as Cash Flow from Operations.

         "RESTRUCTURING" shall mean the restructuring of the Wrap Mortgages and the Second Mortgages.

         "RESTRUCTURING AGREEMENT" shall mean the agreement entered into by and between the MLP, the Pension Groups and certain NPA affiliates to restructure the Wrap Mortgages and the Second Mortgages.

         "RESTRUCTURED WRAP MORTGAGES" shall mean the Wrap Mortgages as modified by the Restructuring Agreement.

         "SECOND MORTGAGE" shall mean any purchase money mortgage or deed of trust created by a Pension Group upon its purchase of a Property that is a subordinate lien against the Property in favor of an NPA affiliate and evidenced by a promissory note.

         "SETTLEMENT" shall mean the settlement of the Action pursuant to the terms of the Settlement Agreement.

         "SETTLEMENT AGREEMENT" shall mean the agreement dated June 30, 1989 entered into between the plaintiffs and the settling defendants, including NPA.

         "TENANT IMPROVEMENTS" shall mean construction to the Properties completed for the benefit of the tenants' use of the Property.

         "THIRD PARTY DEBT SERVICE" shall mean payments of principal and interest on Third Party Underlying Obligations.

         "THIRD PARTY UNDERLYING OBLIGATIONS" shall mean those obligations secured by the Property underlying the Wrap Mortgages held by persons or entities other than NPA, or its affiliates.

         "THRESHOLD AMOUNT" shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 1996, approximately $35,395,000 had been applied in reduction of the Threshold Amount.

         "UNITS" shall mean units of limited partnership interest in the MLP.

         "WRAP MORTGAGES" shall mean the mortgages securing the Wrap Notes which were delivered to the Pension Groups by the Partnerships at the time of the acquisition of the Property.

         "WRAP NOTES" shall mean the promissory notes secured by the Wrap Mortgages.

ITEM 2.           PROPERTIES.

         The MLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores. As of December 31, 1996, the MLP owned and operated 57 Properties located in 27 states. Approximately 63% of the Properties are Single Tenant Properties (as defined above) and 37% are Shopping Center Properties.

         Set forth below are schedules providing information with respect to the Properties and the indebtedness secured by the Properties. Schedule 1 provides a description of the Properties and certain tenant information. Schedule 2 provides certain information regarding tenant lease expirations. Schedule 3 provides information regarding the Third Party Underlying Obligations secured by the Properties.

         Under applicable law, in certain circumstances, the owner or operator of real property has an obligation to clean up hazardous and toxic substances on the property. This obligation is often imposed without regard to the timing, cause or person responsible for such substances on the property. The presence of such substances on a Property would have an adverse impact on the operating costs and sale or refinancing value of such Property. None of the Properties are presently the subject of any environmental enforcement actions under any such statutes, and the General Partner does not have any information or knowledge about the presence of such substances on any of the Properties. If it is claimed or determined that such substances do exist on any of such Properties, the MLP could be subject to such cleanup obligations. The presence of such substances may make a Property unmarketable or substantially decrease its value. Any environmental cleanup expenses incurred in connection with a sale would directly reduce proceeds derived from the sale of the Property.

ITEM 3.           LEGAL PROCEEDINGS.

         The MLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the General Partner, the ultimate disposition of these matters will not have a material adverse effect on the MLP's financial position, results of operations or liquidity.

         Ten of the partnerships combined in the MLP previously sponsored by NPA filed for protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code during the period from 1989 through 1996 following the filing of actions by secured creditors seeking foreclosure. All of these bankruptcies have been dismissed at the Partnership's motion or the Partnership's bankruptcy plan was confirmed and the case closed.

         During 1996, Ocala Realty Associates ("Ocala") filed for protection under the provisions of the U.S. Bankruptcy Code. Ocala owns and operates the properties located in East Greenbush, New York, Ocala, Florida and Temple Terrace, Florida. The bankruptcy court has approved the assumption of the Agreement of Sale for the Temple Terrace property and a 90-day extension of the Agreement of Sale. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Property Dispositions During Fiscal 1996". Ocala has been operating as a Debtor-In-Possession since the filing date and intends to file a Plan of Reorganization in the Spring of 1997.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

Schedule 1

                 DESCRIPTION OF PROPERTY AND TENANT INFORMATION

                                                                                     MAJOR TENANT INFORMATION
                                                    EFFECTIVE  ------------------------------------------------------------------
PROPERTY             TOTAL   OCCUPANCY     TOTAL       RENT                                         ANNUAL       LEASE
LOCATION              GLA       RATE        RENT       PSF               NAME               GLA      RENT     EXPIRATION  OPTIONS
--------            -------  ---------  ----------  ---------  -----------------------    -------  --------  -----------  -------
Ardmore, OK         215,890     97.7%   $  813,355   $ 3.86    Kmart*                      83,552  $185,604  28-Feb-2005  10/5 YR
                                                               Beall                       25,632    83,304  30-Apr-2000   4/5 YR
                                                               Winn Dixie                  22,720    83,155  31-Aug-2000   4/5 YR

Borger, TX           31,750    100.0%       95,642     3.01    Safeway                     31,750    95,642    31-Aug-98   7/5 YR

Bowling Green, OH   135,187     96.3%      404,877     3.11    Kmart                       87,543   224,000  30-Nov-2012  10/5 YR

Cahokia, IL         241,327     94.4%      542,248     2.38    Kmart*                     102,433   179,257  30-Nov-2001   8/5 YR
                                                               Schnuck Markets             32,000   153,942    30-Jun-99   6/5 YR
                                                               Goodyear Service Center     26,000    24,133    28-Feb-99   1/5 YR
                                                               Taco Bell                   32,000    25,990  31-Jan-2000     None

Chesapeake, VA      162,020    100.0%      402,725     2.49    Kmart                      162,020   402,725  31-Oct-2005  6/10 YR

Clackamas, OR        58,543    100.0%      227,808     3.89    Safeway (regional office)   58,543   227,808  14-Jun-2003   6/5 YR

Cottage Grove, MN   171,973     74.8%      844,017     6.56    Rainbow Foods               70,130   606,624  11-Jul-2016   6/5 YR
                                                               National Tea                26,008    76,200    28-Feb-99   3/5 YR

Crescent City, CA    33,000    100.0%      220,000     6.67    Safeway                     33,000   220,000    31-May-99   7/5 YR

Dunmore, PA          26,475    100.0%       78,696     2.97    Price Chopper               26,475    78,696  30-Nov-2000   4/5 YR

East Greenbush, NY  123,420    100.0%      340,000     2.75    Kmart                       95,810   256,000    31-Oct-98  10/5 YR
                                                               Price Chopper*              27,610    84,000    31-Oct-98   3/5 YR

East Haven, CT      153,096     91.0%      654,095     4.70    Kmart                       84,180   253,000  31-Mar-2000  10/5 YR

East Meadow, NY     200,589     82.1%    2,152,343    13.08    Modell's                    30,600   420,750  31-Jan-2018  1/21 YR

Escanaba, MI         40,175    100.0%      114,715     2.86    Kmart                       40,175   114,715  30-Sep-2001  10/5 YR

Schedule 1

                 DESCRIPTION OF PROPERTY AND TENANT INFORMATION

                                                                                       MAJOR TENANT INFORMATION
                                                      EFFECTIVE  ----------------------------------------------------------------
PROPERTY                  TOTAL   OCCUPANCY   TOTAL      RENT                                       ANNUAL     LEASE
LOCATION                   GLA       RATE     RENT       PSF        NAME                     GLA     RENT    EXPIRATION   OPTIONS
-----------------------  -------  ---------  -------  ---------  -------------------------  ------  -------  -----------  -------
Fairborn, OH             136,555   100.0%    517,045      3.79   Kmart                      84,180  268,000  31-Jul-2000  10 / 5 YR
                                                                 Kroger                     30,975  106,120  31-Mar-2001   4 / 5 YR

Fairfield, IA             33,000   100.0%     37,286      1.13   Pamida                     33,000   37,286    30-Jun-99   4 / 5 YR

Federal Way, WA           37,560   100.0%    147,900      3.94   Safeway                    37,560  147,900    31-Oct-98   7 / 5 YR

Fond du Lac, WI          194,941    87.4%    691,664      4.06   Kmart                      93,800  267,806  31-Oct-2011  10 / 5 YR
                                                                 Roundy's                   35,920   98,780    31-Oct-99   4 / 5 YR

Fort Wayne, IN           778,500   100.0%    607,726      0.78   Kmart *                   778,500  607,726  15-Nov-2003   6 / 5 YR
                                                                 (distribution center)

Huntington, WV           142,055    95.8%    384,108      2.82   Hill's                     85,817  184,000  31-Jul-2003   5 / 5 YR
                                                                 Office Depot               25,900   98,420  28-Feb-2005   4 / 5 YR

Huntsville, AL           104,000   100.0%    244,400      2.35   Kmart                     104,000  244,400  30-Nov-2000   4 / 5 YR

Huron, SD                 38,400   100.0%     48,310      1.26   Pamida                     38,400   48,310    30-Jun-99   4 / 5 YR

Hutchinson, MN            60,842   100.0%    229,800      3.78   Kmart                      60,842  229,800  30-Sep-2006  10 / 5 YR

Independence, MO         134,634    95.2%    362,334      2.83   Kmart                     116,799  308,634  31-Mar-2000   8 / 5 YR

International Falls, MN   60,842   100.0%    237,000      3.90   Kmart                      60,842  237,000  31-Jul-2006  10 / 5 YR

Kalamazoo, MI            120,958   100.0%    383,828      3.17   Kmart                      84,180  248,770  29-Feb-2000  10 / 5 YR
                                                                 Ace Hardware               30,650  101,829  26-Jul-2000   3 / 5 YR

Lake Mary, FL            107,400    100.0%   923,640      8.60   Builder's Square *        107,400  923,640  31-Dec-2017  10 / 5 YR

La Mesa, CA               38,374    100.0%   202,950      5.29   Safeway                    38,374  202,950    30-Oct-98   6 / 5 YR

Las Vegas, NV             38,750    100.0%   147,111      3.80   Safeway                    38,750  147,111    31-Jul-98   7 / 5 YR

Lockport, IL             100,838    100.0%   337,703      3.35   Kmart                      54,000  133,684  30-Jun-2004  10 / 5 YR
                                                                 Sterk's Super Foods, Inc.  35,170  121,603  31-May-2006   3 / 5 YR

Maplewood, MO             96,268      0.0%         0      0.00   Vacant



Schedule 1

                 DESCRIPTION OF PROPERTY AND TENANT INFORMATION

                                                                                      MAJOR TENANT INFORMATION
                                                         Effective       ---------------------------------------------------
     Property           Total    Occupancy     Total       Rent                              Annual      Lease
     Location            GLA       Rate        Rent        PSF           Name        GLA      Rent     Expiration    Options
----------------------------------------------------------------------------------------------------------------------------
Marquette, MI          254,793     94.4%     1,236,093     5.14      Kmart          85,480   218,657     30-Nov-99   10/5 YR
                                                                     Younker's      44,068    92,543   01-Oct-2001   1/10 YR
                                                                     J.C. Penney    33,996   118,286   31-Aug-2009    4/5 YR

Maryville, MO           34,955   100.0%        120,506     3.45      J.C. Penney    22,060    65,502   31-Oct-2001    3/5 YR

Menominee, MI           64,588   100.0%        197,848     3.06      Kmart          64,588   197,848   30-Apr-2000   10/5 YR

Minot, ND               72,897   100.0%        356,580     4.89      Kmart*         72,897   356,580   30-Oct-2005   10/5 YR

Newberry, SC            55,552   100.0%        194,083     3.49      Kmart*         55,552   194,083   30-Jun-2005   10/5 YR

New Hope, MN           115,492   100.0%        319,462     2.77      Kmart         115,492   319,462   30-Jun-2002    9/5 YR

North Augusta, SC      109,134   100.0%        186,750     1.71      Kmart*        109,134   186,750     31-Oct-97   10/5 YR

North Sarasota, FL     134,805   100.0%        531,360     3.94      Kmart          84,180   280,440   30-Nov-2003   10/5 YR
                                                                     Uptons         40,000   141,040   20-Nov-2003    5/5 YR

Oak Lawn, IL           159,580   100.0%        856,567     5.37      Kmart         104,568   447,150   31-May-2003   10/5 YR
                                                                     Jewel Foods    55,012   409,417     07-Dec-98    2/5 YR

Ocala, FL              103,964   100.0%        226,310     2.18      Kmart         103,964   226,310   30-Jun-2002    9/5 YR

O'Fallon, MO            91,061   100.0%        349,115     3.83      Kmart          83,061   279,415   30-Nov-2005   10/5 YR

Philadelphia, PA       128,006   100.0%        556,500     4.35      Kmart          91,033   388,500   31-Mar-2005   10/5 YR
                                                                     Acme           36,973   168,000   30-Jun-2000    7/5 YR

San Mateo, CA           84,704   100.0%        476,546     5.63      Kmart          84,704   476,546   31-Jan-2005   1/10 YR

Sault St. Marie, MI     92,650   100.0%        230,777     2.49      Kmart          92,650   230,777   30-Sep-2016   10/5 YR

Schedule 1

                 DESCRIPTION OF PROPERTY AND TENANT INFORMATION

                                                                                        MAJOR TENANT INFORMATION
                                                     EFFECTIVE  -------------------------------------------------------------------
   PROPERTY           TOTAL   OCCUPANCY      TOTAL     RENT                                  ANNUAL        LEASE
   LOCATION            GLA      RATE         RENT       PSF      NAME            GLA          RENT       EXPIRATION       OPTIONS
-----------------------------------------------------------------------------------------------------------------------------------

Seven Hills, OH      121,677   100.0%       318,595    2.62      Kmart           121,677     318,595     31-Aug-2002       9/5 YR

Sparks,NV          1,579,000   100.0%     1,696,878    1.07      Kmart         1,579,000   1,696,878     12-Dec-2006       7/5 YR
                                                                 (distribution
                                                                   center)

Steger, IL            87,678   100.0%       261,013    2.98      Kmart            87,678     261,013     30-Oct-2010      10/5 YR

Taylorville, IL       43,127   100.0%       372,952    8.85      Kroger           27,958     237,761     31-Mar-2007       5/5 YR
                                                                 Revco Drugs      10,069      81,319     31-Mar-2007       5/5 YR

Temple Terrace, FL    44,525    14.8%        42,350    6.42      Grandy's          6,600      42,350     31-Dec-2004       2/5 YR

Trenton, NJ          176,301   100.0%       628,422    3.56      J.C. Penney     176,301     628,422     30-Apr-2006       4/5 YR

Urbana, IL            54,167    91.0%       402,378    8.17      Jerry's IGA      43,667     370,648     31-Mar-2007       5/5 YR

Waverly, OH           55,102   100.0%       266,876    4.84      Kroger           28,199     115,504       30-Nov-99       5/5 YR
                                                                 Revco Drugs      10,069      47,828       30-Nov-99       4/5 YR

Wahpeton, ND          49,320   100.0%        38,801    0.79      Pamida           49,320      38,801       30-Jun-99       4/5 YR

Washington,IA         35,600   100.0%        34,775    0.98      Pamida           35,600      34,775       30-Jun-99       4/5 YR

Wheelersburg,OH      125,958    71.7%       175,251    1.94      Quality Farm
                                                                  & Fleet         53,844      80,000       30-Jun-99       4/5 YR
                                                                 Kroger           25,168      69,212       31-Jul-99       4/5 YR

Wichita, KS           71,657   100.0%        225,000    3.14     Kmart*           71,657     225,000     30-Nov-2002      10/5 YR

Yazoo City, MS        79,996   100.0%        182,062   $2.28     Miss. Baptist
                                                                  Medical Ctr.    20,116     $47,273     31-May-2000       2/5 YR

* Tenant is vacant and continues to pay rent under the terms of its lease.

Schedule 2

                            TENANT LEASE EXPIRATIONS

                                                 /---------- 1997---------/   /---------- 1998---------/  /---------- 1999---------/
                                      TOTAL       NUMBER                       NUMBER                     NUMBER
                           TOTAL     MINIMUM       OF      MIMIMUM              OF      MINIMUM            OF      MINIMUM
PROPERTY LOCATION           GLA        RENT      TENANTS     RENT     S.F.    TENANTS     RENT    S.F.   TENANTS     RENT    S.F.
-----------------------   -------   ----------   -------   -------   ------   -------   -------  -------  -------  -------  ------

Ardmore, OK               215,890  $   813,355    7       $ 69,658   6,841      5     $ 64,317     9,348     8    $ 90,343  16,400
Borger, TX                 31,750       95,642                                  1       95,642    31,750
Bowling Green, OH         135,187      404,877                                                               3     180,877  42,644
Cahokla, IL               241,327      542,248    5         70,756  15,244      2       44,500     7,500     4     187,375  60,700
Chesapeake, VA            162,020      402,725
Clackamas, OR              58,543      227,808
Cottage Grove, MN         171,973      844,017    3         64,556  14,339      1       10,800     2,000     3     106,636  26,833
Crescent City, CA          33,000      220,000                                                               1     220,000  33,000
Dunmore, PA                26,475       78,696
East Greenbush, NY        123,420      340,000                                  2       340,000  123,420
East Haven, CT            153,096      654,095    2         85,899  16,420      2       162,190   18,144     1      34,260   6,850
East Meadow, NY           200,589    2,152,343    8        181,886   9,433      8       266,495   20,823     8     438,374  26,189
Escanaba, MI               40,175      114,715
Fairborn, OH              136,555      517,045    1         33,860   3,480      1        23,940    3,420     2      43,125   7,500
Fairfield, IA              33,000       37,286    2                                                          1      37,286  33,000
Federal Way, WA            37,560      147,900                                  1       147,900   37,560
Fond du Lac, WI           194,941      691,664    1         17,325   1,575      1        22,781    3,375     3     140,780  39,920
Fort Wayne, IN            778,500      607,726
Huntington, WV            142,055      384,108    1          3,600     378      2         9,618    2,160     2      32,498   7,850
Huntsville, AL            104,000      244,400
Huron, SD                  38,400       48,310                                                               1      48,310  38,400
Hutchinson, MN             60,842      229,800
Independence, MO          134,634      362,334    2         15,300   3,000                                   1       8,400   1,200
International Falls, MN    60,842      237,000
Kalamazoo, MI             120,958      383,828                                                               1      12,109   1,904
Lake Mary, FL             107,400      923,640
La Mesa, CA                38,374      202,950                                  1       202,950   38,374
Las Vegas, NV              38,750      147,111                                  1       147,111   38,750
Lockport, IL              100,838      337,703    1         15,042   2,760      2       106,498   30,628
Maplewood, MO              96,268            0
Marquette, MI             254,793    1,236,093    4        100,251   7,599      7       198,117   16,382     8     400,879  99,757
Maryville, MO              34,955      120,506                                  1        10,829    4,900     1      13,650   1,400
Menominee, MI              64,588      197,848
Minot, ND                  72,897      356,580
New Hope, MN              115,492      319,462
Newberry, SC               55,552      194,083
North Augusta, SC         109,134      186,750    1        186,750 109,134
North Sarasota, FL        134,805      531,360                                  1         12,900   1,200     1      41,180   5,000
O'Falion, MO               91,061      349,115    1         27,000   3,000      1         15,700   2,000
Oak Lawn, IL              159,580      856,567                                  1        409,417  58,575
Ocala, FL                 103,964      226,310
Philadelphia, PA          128,006      556,500
San Mateo, CA              84,704      476,546
Sault Ste. Marie, MI       92,650      230,777
Seven Hills, OH           121,677      318,595
Sparks, NV              1,579,000    1,696,878
Stager, IL                 87,678      261,013
Taylorville, IL            43,127      372,952    1         16,800   2,100
Temple Terrace, FL         44,525       42,350
Trenton, NJ               176,301      628,422
Urbana, IL                 54,167      402,378    1         11,220   1,400      3         20,510   4,200
Wahpeton, ND               49,320       38,801                                                                 1    38,801  49,320
Washington, IA             35,600       34,775                                                                 1    34,775  35,600
Waverly, OH                55,102      266,876                                   1         7,450   1,000       4   190,539  42,468



                                                 /---------- 2000---------/   /---------- 2001---------/
                                      TOTAL       NUMBER                       NUMBER
                           TOTAL     MINIMUM       OF      MIMIMUM              OF      MINIMUM
PROPERTY LOCATION           GLA        RENT      TENANTS     RENT     S.F.    TENANTS     RENT    S.F.
-----------------------   -------   ----------   -------   -------   ------   -------   -------  -------

Ardmore, OK               215,890  $   813,355    6       $231,769  70,749      2      $63,427    7,514
Borger, TX                 31,750       95,642
Bowling Green, OH         135,187      404,877
Cahokla, IL               241,327      542,248    3         58,190  37,000      1      179,257   102,433
Chesapeake, VA            162,020      402,725
Clackamas, OR              58,543      227,808
Cottage Grove, MN         171,973      844,017                                  2      220,874    93,556
Crescent City, CA          33,000      220,000
Dunmore, PA                26,475       78,696    1         78,696  26,475
East Greenbush, NY        123,420      340,000
East Haven, CT            153,096      654,095    2        280,000  88,680      2        51,746    6,000
East Meadow, NY           200,589    2,152,343    7        159,611   8,879     11       242,872   15,311
Escanaba, MI               40,175      114,715                                  1       114,703   40,175
Fairborn, OH              136,555      517,045    1        268,000  84,180      2       148,120   37,975
Fairfield, IA              33,000       37,286
Federal Way, WA            37,560      147,900
Fond du Lac, WI           194,941      691,664    3         88,822   8,090
Fort Wayne, IN            778,500      607,726
Huntington, WV            142,055      384,108
Huntsville, AL            104,000      244,400    1        244,400 104,000
Huron, SD                  38,400       48,310
Hutchinson, MN             60,842      229,800
Independence, MO          134,634      362,334    1        308,634 116,799     1         30,000    7,200
International Falls, MN    60,842      237,000
Kalamazoo, MI             120,958      383,828    2        350,599 114,830
Lake Mary, FL             107,400      923,640
La Mesa, CA                38,374      202,950
Las Vegas, NV              38,750      147,111
Lockport, IL              100,838      337,703    1         26,285   3,755
Maplewood, MO              96,268            0
Marquette, MI             254,793    1,236,093    4        115,084   7,064      6       155,849   57,380
Maryville, MO              34,955      120,506    2         18,550   4,200      2        77,477   24,455
Menominee, MI              64,588      197,848    1        197,848  64,588
Minot, ND                  72,897      356,580
New Hope, MN              115,492      319,462
Newberry, SC               55,552      194,083
North Augusta, SC         109,134      186,750
North Sarasota, FL        134,805      531,360                                  2         35,550   2,400
O'Falion, MO               91,061      349,115                                  1         27,000   3,000
Oak Lawn, IL              159,580      856,567
Ocala, FL                 103,964      226,310
Philadelphia, PA          128,006      556,500    1        168,000  36,973
San Mateo, CA              84,704      476,546
Sault Ste. Marie, MI       92,650      230,777
Seven Hills, OH           121,677      318,595
Sparks, NV              1,579,000    1,696,878
Stager, IL                 87,678      261,013
Taylorville, IL            43,127      372,952
Temple Terrace, FL         44,525       42,350
Trenton, NJ               176,301      628,422
Urbana, IL                 54,167      402,378
Wahpeton, ND               49,320       38,801
Washington, IA             35,600       34,775
Waverly, OH                55,102      266,876    2         61,721   9,634       1        12,000   2,000

Schedule 2

                            TENANT LEASE EXPIRATIONS

                                          /---------1997----------/  /----------1998-----------/  /----------1999-----------/
                                          -------------------------  ---------------------------  ---------------------------
                                TOTAL      NUMBER                     NUMBER                       NUMBER
     PROPERTY       TOTAL      MINIMUM       OF    MINIMUM              OF     MINIMUM               OF     MINIMUM
     LOCATION        GLA         RENT     TENANTS    RENT     S.F.   TENANTS     RENT      S.F.   TENANTS     RENT      S.F.
----------------  ---------  -----------  -------  -------  -------  -------  ---------  -------  -------  ---------  -------
Whellersburg, OH    125,958      175,251                                 3       95,739   63,106      2       79,512   27,228
Wichita, KS          71,657      225,000
Yazoo City, MS       79,996      182,062      2      16,907    3,400     2       34,050   12,600
                  ---------  -----------     --     -------  -------    --    ---------  -------     --    ---------  -------
TOTALS            7,843,651  $22,877,177     41     916,810  200,103    50    2,447,455  531,215     57    2,379,711  603,163
                  ---------  -----------     --     -------  -------    --    ---------  -------     --    ---------  -------
ANNUAL % TO TOTAL    100.0%       100.0%               4.0%     2.6%              10.7%     6.8%              10.4%      7.7%
                  ---------  -----------            -------  -------          ---------  -------           ---------  -------
CUMULATIVE %                                           4.0%     2.6%              14.7%     9.3%              25.1%     17.0%
                  ---------  -----------            -------  -------          ---------  -------           ---------  -------


                  /-----------2000----------/  /----------2001-----------/
                  ---------------------------  ---------------------------
                   NUMBER                       NUMBER
     PROPERTY        OF     MINIMUM               OF     MINIMUM
     LOCATION     TENANTS     RENT      S.F.   TENANTS     RENT      S.F.
----------------  -------  ---------  -------  -------  ---------  -------
Whellersburg, OH
Wichita, KS
Yazoo City, MS        3       95,873   40,116
                     --    ---------  -------    --    ---------  -------
TOTALS               41    2,752,082  826,012    34    1,358,875  399,399
                     --    ---------  -------    --    ---------  -------
ANNUAL % TO TOTAL              12.0%    10.5%               5.9%     5.1%
                           ---------  -------          ---------  -------
CUMULATIVE %                   37.1%    27.5%              43.1%    32.6%
                           ---------  -------          ---------  -------

Schedule 3

                      THIRD PARTY UNDERLYING OBLIGATIONS

                                                                                                                       OWNERSHIP
                                                                                    PRINCIPAL    ANNUAL     BALLOON    INTEREST
PROPERTY                                              MORTGAGE INTEREST             BALANCE AT    DEBT      DUE AT       FEE/
LOCATION                     MORTGAGEE(S)               TYPE     RATE   DUE DATE    31-DEC-96    SERVICE   EXPIRATION  LEASEHOLD
---------------------------------------------------------------------------------------------------------------------- ---------
Ardmore, OK         Pacific Mutual Life Insurance
                      Company                           1st     9.50%  01-Aug-2010  $5,640,115  $  694,308  $1,275,803    Fee
                    Ainbinder Associates             2nd & 3rd  9.00%  10-Aug-98     1,703,750     153,338   1,703,750

Borger, TX          First Oxford Corporation            1st     8.88%  01-Oct-98       363,412      95,400     244,335    Fee

Bowling Green, OH   Aetna Life Insurance Company        1st     9.25%  01-Dec-99     2,361,496     316,160   2,035,753    Fee

Cahokia, IL         Equitable Life Assurance Society    1st     8.63%  01-Dec-2006     257,642      38,539           0    Fee
                    Equitable Life Assurance Society    1st     8.63%  01-Dec-2063   1,675,965     250,702           0
                    Equitable Life Assurance Society    1st     9.25%  01-Dec-2004     424,694      79,680           0
                    GE Capital Asset Management         1st    12.00%  01-Feb-2000      40,042      19,820           0

Chesapeake, VA      John Hancock Real Estate Finance
                      Incorporated                      1st     8.00%  01-Jan-2004   1,792,877     334,776           0  Leasehold
                    Lawrence Kadish                     2nd     9.00%  01-Jan-2006     492,849      44,356           0

Clackamas, OR       First Oxford Corporation            1st     9.00%  01-Jul-2003   1,470,478     227,100     637,586    Fee

Cottage Grove, MN   IDS Life Insurance                  1st     8.75%  01-Nov-2016   5,990,727     636,272           0    Fee

Crescent City, CA   First Oxford Corporation            1st     9.50%  01-May-99       806,155     217,800     438,896    Fee

Dunmore, PA         NONE                                                                                                Leasehold

East Greenbush, NY  W & Z Properties                    1st     9.00%  01-Mar-2013   2,958,188     347,760           0    Fee

East Haven, CT      Aetna Life Insurance Company        1st     8.88%  01-Sep-2005   2,320,124     381,258           0    Fee
                    Federal Deposit Insurance           2nd     8.53%  01-Aug-2005   1,186,439     116,716     988,641
                      Corporation

East Meadow, NY     General Electric Credit             1st    *9.96%  31-Jul-97    11,916,462   1,186,880  11,916,462  Leasehold
                      Corporation

Escanaba, MI        Developers Diversified              1st     9.75%  01-Nov-2012     908,180     112,032      19,146    Fee

Fairborn, OH        Aetna Life Insurance Company        1st     9.50%  01-Sep-2004   1,800,473     329,406           0  Leasehold
                    Federal Deposit Insurance           2nd    10.35%  27-May-2004     803,634      88,044     751,017
                      Corporation

Fairfield, IA       State of Wisconsin Investment
                      Board                             1st     9.13%  01-Jul-99       121,281      36,733      34,941    Fee

Federal Way, WA     First Oxford Corporation            1st     9.50%  01-Oct-98       440,331     147,900     249,602    Fee

Fond du Lac, WI     Aegon USA Realty Advisors           1st     9.75%  01-May-2010   3,648,920     505,200           0    Fee
                    First Bank of Missouri              2nd     11.00% 01-Mar-96     1,674,207     138,157   1,674,207

Fort Wayne, IN      New York Life Insurance Company     1st     8.63%  15-Nov-2003   3,158,357     605,724           0    Fee

Huntington, WV      Life Insurance Company of Virginia  1st     8.75%  01-Jan-2002   1,163,990     250,120     244,223    Fee

Schedule 3

                       THIRD PARTY UNDERLYING OBLIGATIONS

                                                                                                                          OWNERSHIP
                                                                                   PRINCIPAL      ANNUAL        BALLOON   INTEREST
PROPERTY                                          MORTGAGE INTEREST                BALANCE AT      DEBT         DUE AT      FEE/
LOCATION          MORTGAGE(S)                       TYPE     RATE       DUE DATE   31-DEC-96     SERVICE      EXPIRATION  LEASEHOLD
--------          -------------------------------  ------- --------   -----------  ---------     -------    ------------  ---------
Huntsville, AL    Equitable Life Assurance Society    1st    9.50%      01-Dec-97    156,481     164,964            0     Leasehold

Huron, SD         State of Wisconsin Investment
                    Board                             1st    9.13%      01-Jul-99    159,871      48,420        46,059       Fee

Hutchinson, MN    Developers Diversified             Wrap    8.75%    01-Jul-2013  1,998,233     229,632            0        Fee

Independence, MO  Southland Life Insurance Company    1st    8.50%      01-Feb-97     39,867     237,931            0        Fee
                  Southland Life Insurance Company    1st    9.50%      01-Feb-99     99,199      50,382            0

International
  Falls, MN       Developers Diversified             Wrap    8.75%    01-Aug-2013  2,060,459     236,250            0        Fee

Kalamazoo, MI     New York Life Insurance Company     1st    8.63%    10-Dec-2000  1,314,133     283,500      524,638     Leasehold

Lake Mary, FL     Kidder Peabody Mortgage Capital     1st    7.88%    01-Jan-2016  9,068,101     919,440            0        Fee

La Mesa, CA       First Oxford Corporation            1st    8.25%      01-Nov-98    887,512     202,800      631,987        Fee

Las Vegas, NV     First Oxford Corporation            1st    8.88%      01-Sep-98    683,744     146,784      529,697        Fee

Lockport, IL      LW-SP2, L.P.                        1st    9.00%    31-Oct-2001  1,564,235     176,107    1,355,823        Fee

Maplewood, MO     New York Life Insurance Company     1st    9.50%    11-Jul-2006    437,959      69,780            0        Fee

Marquette, MI     State of California Public
                    Employees Retirement System       1st    8.87%      01-Nov-99    583,670     177,600      180,107     Leasehold
                  Union Labor Life Insurance Company  1st   10.38%      01-Jul-98  6,424,390     738,823    6,307,603
                  First Union National Bank           2nd    9.00%      18-Oct-99    432,808     173,744            0

Maryville, MO     NONE                                                                                                    Leasehold

Menominee, MI     State of California Public
                    Employees Retirement System       1st    8.18%    01-Apr-2000    606,274     168,995       162,626    Leasehold

Minot, ND         First American Bank and Trust
                    Company                           1st    9.00%    15-Jan-2006  2,205,000     347,366             0       Fee

Newberry, SC      Western National Life Insurance
                    Company                           1st   13.00%    01-Sep-2008  1,124,527     187,154             0       Fee

New Hope, MN      Western National Life Insurance
                    Company                           1st    8.50%    01-Feb-2000    686,711     244,920             0       Fee

North Augusta,
  SC              American Savings Bank               1st    8.00%      01-Dec-97    399,788     154,020       284,116    Leasehold

North Sarasota,
  FL              UNUM Life Insurance Company         1st    9.50%    01-May-2009  2,641,409     363,060             0       Fee
                  Federal Deposit Insurance
                    Corporation                       2nd    8.53%    01-May-2005  1,188,694     111,030     1,065,521

Oak Lawn, IL      Board of Trustees NECA Pension
                    Benefit Trust Fund                1st    8.50%    30-Jun-2003  3,249,561     433,810     1,888,273    Leasehold

Ocala, FL         B & K Properties                    1st    9.00%    01-Mar-2013  1,795,310     217,350             0       Fee

Schedule 3

                       THIRD PARTY UNDERLYING OBLIGATIONS

                                                                                                                        OWNERSHIP
                                                                                      PRINCIPAL    ANNUAL    BALLOON     INTEREST
     PROPERTY                                       MORTGAGE  INTEREST               BALANCE AT     DEBT      DUE AT       FEE/
     LOCATION                  MORTGAGEE(S)           TYPE      RATE      DUE DATE    31-DEC-96   SERVICE   EXPIRATION  LEASEHOLD
--------------------  ----------------------------  --------  --------  -----------  ----------  ---------  ----------  ---------
O'Fallon, MO          Board of Trustees NECA
                        Pension Benefit Trust Fund      1st      9.88%   01-Jul-2011   1,957,085    254,800           0     Fee

Philadelphia, PA      Equitable Life Assurance
                        Society                         1st      9.25%   01-Jun-2010   3,038,210    395,220           0  Leasehold

San Mateo, CA         Meritor Savings Bank              1st      8.25%   01-Feb-2005   2,816,591    474,046           0  Leasehold

Sault Ste. Marie, MI  EDC County of Chippewa, MI        1st      6.70%   01-Jan-2007   1,140,000    131,320           0     Fee

Seven Hills, OH       Developers Diversified            1st      9.75%   01-Nov-2012   2,139,400    263,917      66,537  Leasehold

Sparks, NV            Prin & Company                    1st      8.60%   12-Dec-2006   6,933,151  1,040,954           0     Fee
                      Teachers Retirement of Texas      1st      9.75%   12-Dec-2006   3,864,361    609,303           0
                      Bank of Nevada                    1st      8.60%   12-Dec-2006     310,514     46,621           0

Steger, IL            LW - SP2, L. P.                   1st      9.00%   31-Oct-2001   1,655,545    186,387   1,434,968     Fee

Taylorville, IL       Boatman's National Bank of
                        St. Louis                       1st     11.75%   01-Apr-2007   1,870,000    153,404            0    Fee

Temple Terrace, FL    Indiana Federal Bank for
                        Savings                         1st      9.00%     01-May-97   1,629,885    176,442   1,598,423     Fee

Trenton, NJ           Penn-Centennial Associates        1st      8.00%   01-May-2006   4,854,484    624,000   1,600,475  Leasehold

Urbana, IL            Boatman's National Bank of
                        St. Louis                       1st     11.75%   01-Mar-2007   2,325,000    380,488           0     Fee

Waverly, OH           Vista Capital Group               1st      8.13%   01-Oct-2000   1,096,762    172,260     733,664     Fee

Wahpeton, ND          State of Wisconsin Investment
                        Board                           1st      9.13%     01-Jul-99     154,358     46,751      44,470     Fee

Washington, IA        State of Wisconsin Investment
                        Board                           1st      9.13%     01-Jul-99     115,769     35,063      33,353     Fee

Wheelersburg, OH      Equitable Life Assurance
                        Society                         1st     10.00%     01-Nov-95   1,148,332    166,357   1,148,332     Fee

Wichita, KS           Transamerica Occidental Life
                        Insurance Company               1st      9.38%     01-Nov-94   1,143,126    178,392   1,143,126     Fee

Yazoo City, MS        NONE                                                                                                  Fee


                      * Interest rate variable. Disclosed interest rate
                        represents rate as of December 31, 1996

                                     PART II


ITEM 5.           MARKET PRICE FOR THE REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER MATTERS.

                           I.       NO TRADING MARKET

         There is no trading market for the Units in the MLP. MLP Units are not transferrable except by will, inheritance or operation of law. To date no transfers other than those by will, inheritance and operation of law have been permitted.

         In addition, the Partnership Agreement places additional restrictions on the transferability of the Units. The Limited Partners of the MLP are prohibited from selling their Units unless such sale is at the General Partner's direction, is accomplished in a single transaction involving all Limited Partners' interests to a single purchaser, and is accomplished simultaneously with the sale of the General Partner's interest in the MLP.

         As of December 31, 1996, there were 100,000 units outstanding held by approximately 2,600 limited partners.

                           II.      DISTRIBUTIONS OF CASH FLOW FROM OPERATIONS

         The MLP may make annual distributions to its partners in an aggregate amount equal to its Operating Revenues less Operating Cash Expenses and Reserves ("Cash Flow from Operations"). It is not anticipated that the MLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.

         The MLP may not reinvest Cash Flow from Operations in additional real estate investments.

                           III.     PROCEEDS OF SALES DISTRIBUTIONS

         The proceeds of sales of the Properties may not be reinvested in additional real properties, except as permitted with respect to transactions that are non-taxable in whole or in substantial part under Section 1031 or 1033 of the Internal Revenue Code. The proceeds of sales of the Properties, after payment of related expenses and indebtedness and provision for reasonable reserves, will be available for MLP purposes, including paying Debt Service or providing for capital improvements with respect to other Properties owned by the MLP. All proceeds not utilized for MLP purposes will, after making the payments required by the Restructuring Agreement with respect to the Wrap Mortgages, be distributed to the partners of the MLP.

         The Restructuring Agreement provides for a sharing of cash from the proceeds of sales of Properties after repayment of the Third Party Underlying Obligations once the net proceeds from the sale of properties exceed the Threshold Amount. Additionally, the Limited Partners of the MLP receive 40% of the cash flow, if any, from operations in excess of Debt Service and any Capital Improvements or Reserves as considered necessary. The remaining cash flow, if any, is applied to the Wrap

Mortgages payable in payment of accrued interest and then principal.

         The MLP has not made any Proceeds of Sales Distributions to its partners since its organization.

                           IV.      CERTAIN INCOME TAX CONSIDERATIONS

         A.       RECOGNITION OF GAIN

         It is anticipated that the process of selling Properties and applying sales proceeds to make payments on the Wrap Mortgages will require the Limited Partners to report substantial taxable income when the Properties are sold without the corresponding receipt of any cash proceeds therefrom (unless and until the Threshold Amount has been exceeded). It is intended, however, that by avoiding a foreclosure of Properties, the Consolidation and related events may preserve for Limited Partners the potential for deriving an economic benefit from future sales of the Properties (after the Threshold Amount is achieved), while at the same time possibly deferring the recognition of taxable income for some Limited Partners.

         Limited Partners are allocated their share of the MLP's taxable income and gain even if they receive no cash distributions from the MLP with which to pay any resulting tax liability, and will be allocated their share of the MLP's tax losses, including depreciation deductions. It is anticipated that the MLP will generate gradually increasing amounts (which will ultimately be substantial) of taxable income, inasmuch as interest expense and depreciation expense are gradually decreasing each year.

         As and when the Properties are sold or otherwise disposed of (and whether or not any cash is distributed to Limited Partners in respect of such sales), all taxable income will be allocated among those Limited Partners who were partners in the Partnership which owned the Property prior to the Consolidation up to the amount by which the fair market value of such Properties exceeded their adjusted basis at the time of contribution to the MLP (gain in excess of such amounts will be allocated ratably among all Limited Partners). This rule does not apply to tax-free exchanges except to the extent of cash or "other property" received.

         B.       TREATMENT OF DISTRIBUTIONS BY THE MLP

         Cash distributions made to a Limited Partner are not, per se, taxable; rather, they represent a return of capital up to the amount of his adjusted basis in his interest in the MLP. A return of capital generally does not result in any recognition of gain or loss for federal income tax purposes, but reduces the recipient's adjusted basis in his investment. Certain partners whose returns were audited and adjusted (in connection with their investment in NPA sponsored limited partnerships) may have signed a closing agreement with the Internal Revenue Service ("IRS"); pursuant to the terms of such closing agreement, their tax treatment may vary from the foregoing; such partners are urged to consult with their own tax advisors with respect to this issue.

         Distributions, if any, in excess of a Limited Partner's adjusted basis in his MLP interest immediately prior thereto will result in the recognition of gain to that extent. Except in the unlikely event that the MLP is treated for tax purposes as a "dealer" in real property, such gain generally should be capital gain.

                  C.       OPERATING INCOME (LOSS) OF THE MLP

                  Each Limited Partner will receive an annual Schedule K-1 (U.S. Form 1065) to indicate his share of the MLP's taxable income (loss) for each tax year. Such income (loss), rather than the distributions described in Part B above, is reportable by the Limited Partner. Since any loss generated by the MLP is, with respect to Limited Partners, a passive loss, the deductibility of such loss is governed by Section 469, Internal Revenue Code of 1986, and may be limited thereby.

                  Certain Partnerships were audited by the IRS and the partners thereof executed an agreement relating to their past and future federal tax liability (the "Closing Agreement"). The foregoing paragraph applies to those investors who have not signed a Closing Agreement with IRS with respect to their Units. As to those Limited Partners who have signed such a Closing Agreement, the appropriate tax treatment may differ from the foregoing and is governed by the Closing Agreement. Again, each affected Limited Partner is urged to consult with his own tax advisors on this issue.

ITEM 6.           SELECTED FINANCIAL DATA

                  The following is selected financial data for the MLP for the five years ended December 31, 1996 derived from the audited financial statements of the MLP prepared in conformity with generally accepted accounting principles
(GAAP). The selected financial data set forth below should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and with the Combined Financial Statements of the MLP and the notes thereto included elsewhere in this Form 10-K.

                             Year Ended December 31
                      (In Thousands, except per unit data)

                                           1996            1995            1994            1993            1992
                                         ---------       ---------       ---------       ---------       ---------
INCOME:
Rental Income                            $  23,984       $  23,976       $  24,486       $  25,384       $  25,120
Other Charges
 to tenants                                  6,819           9,849           8,378           7,236           7,813
Interest income                                129             299             443             534             716
                                         ---------       ---------       ---------       ---------       ---------
Total income                                30,932          34,124          33,307          33,154          33,649
                                         ---------       ---------       ---------       ---------       ---------
OPERATING EXPENSES:
Interest expense                            23,054          23,770          24,109          24,124          24,270
Other operating
 expenses                                   12,365          12,173          12,746          13,433          12,705
Depreciation and
 amortization                                8,839           8,885           9,082           9,595           9,581
                                         ---------       ---------       ---------       ---------       ---------
Total Operating
 Expenses                                   44,258          44,828          45,937          47,152          46,556
                                         ---------       ---------       ---------       ---------       ---------
Operating Loss                             (13,326)        (10,704)        (12,630)        (13,998)        (12,907)
                                         ---------       ---------       ---------       ---------       ---------
OTHER EXPENSES:
Net gain (loss)
 on disposition
 of properties                                 454             103         (15,763)         (4,908)         (3,044)
Write down of
 rental property                            (1,100)             --              --              --              --
                                         ---------       ---------       ---------       ---------       ---------
LOSS BEFORE
 EXTRAORDINARY ITEM
                                           (13,972)        (10,601)        (28,393)        (18,906)        (15,951)
                                         ---------       ---------       ---------       ---------       ---------
EXTRAORDINARY ITEM:
Forgiveness of wraparound
 mortgages payable on
 dispositions and foreclosures
 of properties                                 493             (12)         12,680           5,006           3,248
                                         ---------       ---------       ---------       ---------       ---------
NET LOSS                                   (13,479)        (10,613)        (15,713)        (13,900)        (12,703)
                                         =========       =========       =========       =========       =========
PER UNIT DATA:
Operating Loss                           $ (133.26)      $ (107.04)      $ (126.30)      $ (139.98)      $ (129.07)
                                         =========       =========       =========       =========       =========
Net Loss                                 $ (134.79)      $ (106.13)      $ (157.13)      $ (139.00)      $ (127.03)
                                         =========       =========       =========       =========       =========
ASSETS:
Rental Property-Net                      $ 161,874       $ 168,945       $ 182,276       $ 194,735       $ 207,806
Other Assets                                 6,423           7,294           9,776          12,039          13,862
                                         ---------       ---------       ---------       ---------       ---------
Total Assets                             $ 168,297       $ 176,239       $ 192,052       $ 206,774       $ 221,668
                                         =========       =========       =========       =========       =========
LIABILITIES AND PARTNERS' (DEFICIT)
EQUITY:
Wraparound Mortgages payable
 less unamortized
 discount(1)                             $ 196,928       $ 193,835       $ 200,025       $ 199,136       $ 200,560
Other Liabilities                            9,740           7,296           6,306           6,204           5,774
                                         ---------       ---------       ---------       ---------       ---------
Total Assets                             $ 206,668       $ 201,131       $ 206,331       $ 205,340       $ 206,334
Partners' (Deficit)
 Equity                                    (38,371)        (24,892)        (14,279)          1,434          15,334
                                         ---------       ---------       ---------       ---------       ---------

TOTAL LIABILITIES AND PARTNERS'
(DEFICIT) EQUITY                         $ 168,297       $ 176,239       $ 192,052       $ 206,774       $ 221,668
                                         =========       =========       =========       =========       =========

--------

         (1) Unamortized discount is based on imputed interest at 12%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the MLP's combined financial statements and notes thereto appearing elsewhere in this Report.

                           I. LIQUIDITY AND CAPITAL RESOURCES

         A.      GENERAL

         As previously noted, the Properties owned by the MLP are encumbered by the Wrap Mortgages. As a result of the Restructuring, the debt service on the Wrap Mortgages was adjusted to be the same as the 1990 debt service required on the Third Party Underlying Obligations. The MLP's ability to meet its obligations on the Wrap Mortgages is dependent on the Properties generating sufficient cash flow to meet the Debt Service.

         B.      THIRD PARTY DEBT SERVICE

         As of December 31, 1996, the Third Party Underlying Obligations were current for all the Properties except for the properties located in Ardmore, Oklahoma, East Meadow, New York and Temple Terrace, Florida. The second mortgage loan on the Ardmore property is significantly past due and there are no plans to bring this loan current. The MLP has not received any notice from the holder of this loan in six years. The mortgage loan on the East Meadow property matured in July, 1995. During 1996 the MLP negotiated an extension and forbearance agreement with the lender. The term of the mortgage loan was extended to July 1997 and may be extended to July 1999 subject to certain property performance conditions.

         The second mortgage loan on the Fond du Lac property matured in March 1996. The MLP is negotiating with the lender for an extension. At December 31, 1996, the mortgage loan on the Fond du Lac property was delinquent four months. At December 31, 1996, the mortgage loan on the Temple Terrace property was delinquent twelve months. During 1996 the lender declared a default and instituted a foreclosure action. The Temple Terrace property is owned by Ocala Realty Associates (Ocala) which in 1996 filed for protection under Chapter 11 of the U.S. Bankruptcy Code. See "Item 3 - Legal Proceedings". The mortgage loan on the Wheelersburg property matured in November 1995. During 1996 the MLP negotiated an extension of the mortgage loan to December 31, 1996. The extension included a forbearance and deferral of debt service payments for the nine month period ended December 31, 1996. The MLP is negotiating with the lender for an additional extension.

         As of December 31, 1996, the net book value and net Wrap Mortgage balance for these properties were as follows:

         Property                   Net Book Value            Net Wrap Mortgage Balance
         --------                   --------------            -------------------------
         Ardmore                    $8,057,000                $6,849,000
         East Meadow                $5,628,000                $8,760,000
         Fond du Lac                $4,974,000                $4,813,000
         Temple Terrace             $1,891,000                $1,807,000
         Wheelersburg               $1,486,000                $1,240,000

         C.       WORKING CAPITAL

         The MLP has limited working capital. As of December 31, 1996, the MLP had approximately $1,087,000 of working capital. The MLP's operating budget for 1997 projects a cash deficit of approximately $200,000. Consequently, the MLP does not have sufficient reserves to satisfy balloon loan obligations with respect to the Third Party Underlying Obligations or to pay for emergencies, major capital improvements or major tenant improvements. The Partnership Agreement and the Restructuring Agreement do not permit the Third Party Underlying Obligations to be refinanced in order to provide working capital to create a working capital reserve. The General Partner may, in its discretion, create a reserve in light of anticipated costs or other economic contingencies.

         To date, the MLP has replenished its working capital reserves through the sale of Properties. This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage. They have agreed in certain instances to release their liens and provide proceeds from the sale to the MLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties. Although the Second Mortgage and Wrap Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard is expected. As of December 31, 1996, the General Partner has advanced approximately $1,454,000 to the MLP. The General Partner does not have the financial wherewithal to continue to advance funds to the MLP and may in fact require the repayment of the advances for its own operational needs. As a result, it may be necessary for the MLP to sell Properties.

         D.       LOAN OBLIGATIONS

         As of December 31, 1996 the Third Party Underlying Obligations for the Fond du Lac, Wheelersburg and Wichita properties have matured and had balloon payments due. The Third Party Obligations that have matured relating to these properties are as follows: Fond du Lac - $1,674,000; Wheelersburg - $1,148,000; and Wichita - $1,143,000.

         The MLP has made refinancing proposals to the existing lenders holding the related Third Party Underlying Obligations and is currently engaged in negotiations with these lenders. If the MLP is not able to obtain refinancing commitments and loan extensions from the existing lenders or refinancing from alternative lenders, the properties could be lost to foreclosure.

         With respect to the year ending December 31, 1997, the Third Party Underlying Obligations for the East Meadow ($11,916,000), North Augusta ($284,000) and Temple Terrace ($1,600,000) properties are scheduled to mature. Under the terms of the mortgage loan on the East Meadow property, the MLP would have the option to extend the loan for a period of two years, if certain property performance conditions are met. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Property Dispositions During Fiscal 1996" for a summary of the proposed sale of the Temple Terrace property.

         Although all the Third Party Underlying Obligations on which balloons have become due to date have been refinanced there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. See "Item 2. Properties."

         E.       CAPITAL REQUIREMENTS

         The average age of the Properties owned by the MLP is in excess of 19 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 1996, the MLP was obligated for approximately $290,000 of capital commitments which were primarily for roof repair and replacement. The 1997 operating budget for the Properties provides for approximately $908,000 in capital repair reserves.

         During 1996, the MLP completed renovations to the Cottage Grove property in order to refit the premises for a new tenant occupying most of the vacant Kmart space. The cost of these renovations was approximately $4,059,000 which included a $2,325,000 construction allowance to the new tenant. In October 1996, the Third Party Underlying Obligation on the Cottage Grove Property was refinanced for $6,000,000 to fund the cost of the refit, and provide the MLP with approximately $550,000 for future capital repairs.

         During 1996, the MLP had an outstanding line of credit with E&H Properties, Inc., an affiliate of NPA, ("E&H") under which E&H would advance up to $1 million to the MLP for purposes of making capital improvements (the "MLP Line of Credit"). Pursuant to the MLP Line of Credit, the obligation of E&H to make advances to the MLP is at all times in the sole and absolute discretion of E&H. During 1996 approximately $703,000 was advanced under the MLP Line of Credit. At December 31, 1996, there were no outstanding advances under the MLP Line of Credit.

         Amounts advanced pursuant to the MLP Line of Credit bear interest at the rate of 1% above "E&H Borrowing Rate" (as defined below, currently 10.25%). Amounts advanced pursuant to the MLP Line of Credit are not directly secured by any collateral. However, the East Haven, Connecticut property has been pledged to secure a line of credit extended to E&H by Jefferson Bank of Philadelphia, Pennsylvania ("Jefferson Bank") which will enable E&H to fund the MLP Line of Credit in order to finance Capital Improvements and Tenant Improvements (the "E&H Line of Credit"). In accordance with the terms of the E&H Line of Credit, the MLP has granted a security interest in and assigned a deed-in-lieu of foreclosure with respect to the East Haven property to Jefferson Bank (the "East

Haven Security").

         At December 31, 1996, the E&H Line of Credit permitted E&H to borrow up to $1.5 million which it can loan to the MLP and can use for E&H's general working capital.

         Pursuant to the promissory note executed with respect to the E&H Line of Credit (the "Jefferson Note"), the amounts advanced pursuant to the Jefferson Note bear interest at a rate equal to .25% per annum in excess of the "Base Rate" of Jefferson Bank (the "E&H Borrowing Rate"). The current E&H Borrowing Rate is 10.25%. The principal amount evidenced by the Jefferson Note is required to be repaid as follows: (1) $750,000 on November 30, 1997; and (2) $750,000 on November 30, 1998. The E&H Line of Credit has been partially paid down.

         The Jefferson Note is secured by an assignment of certain Wrap Notes and Second Mortgages, the East Haven Security and certain Guaranty and Suretyship Agreements executed by EBL&S, Inc., EBL&S Property Management, Inc., National Property Analysts Partners and Edward B. Lipkin. Additionally, the Jefferson Note contains a confession of judgment against the borrower.

         The Jefferson Note provides for certain events of default. In addition to providing for an event of default arising from a failure to pay principal and interest on the E&H Line of Credit when due, the Jefferson Note provides that Jefferson Bank may declare a default if, in its sole discretion, it determines that it is insecure with respect to any of the collateral or the ability of E&H or any other obligor to perform all of its obligations under the Jefferson Note or any of the other loan documents. The loan and security agreement executed by E&H in connection with the E&H Line of Credit (the "Jefferson Loan and Security Agreement") provides that upon the occurrence of an event of default, Jefferson Bank will have the right to sell the East Haven property and apply the proceeds of the sale to payment of all amounts due pursuant to the Jefferson Note, the Jefferson Loan and Security Agreement or the other loan documents in such order of priority as Jefferson Bank may determine in its sole discretion.

         At December 31, 1996 there were no borrowings under the MLP Line of Credit. However, currently $1,197,000 has been advanced under the E&H Line of Credit.

         In 1996, the MLP obtained a $1,000,000 line of credit from Firstrust Bank (the "Capital Improvements Line"). Proceeds from the Capital Improvements Line are utilized for capital and tenant improvements to the Properties. The initial term of the Capital Improvements Line is a two year period scheduled to expire in June 1998 and the MLP would have the option to extend the term for an additional year. Amounts advanced pursuant to the Capital Improvements Line are evidenced by a note and secured by a mortgage lien on the Sault Ste. Marie, Michigan property, the Oak Lawn, Illinois property and the El Paso, Texas property. The mortgage liens are subordinate to the Third Party Underlying Obligations but senior to the Wrap Mortgages and Second Mortgages. The amounts advanced pursuant to the Capital Improvements Line are guaranteed by EBL&S, Inc., EBL&S Property Management, Inc., E&H and Edward B. Lipkin. Amounts advanced pursuant to the Capital Improvements Line bear interest at a variable rate equal to 2% per annum over Firstrust's "commercial reference rate". Currently the commercial reference rate is 8.25%. At December 31, 1996, $235,000 was borrowed under the Capital Improvements Line.

         F.       TENANT IMPROVEMENTS

         The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 1996, approximately $243,000 was provided to tenants in rental abatements. The 1997 operating budget for the Properties provides for approximately $188,000 in tenant improvement costs.

                             II.   RESULTS OF OPERATIONS

         A.      PROPERTY DISPOSITIONS DURING FISCAL 1996

         In January and July 1996, the Boone, Iowa and Red Wing, Minnesota properties, respectively, were sold. Proceeds were used to pay off the Third Party Underlying Obligations and provide the MLP with approximately $195,000 in working capital. The sale of these Properties may result in tax liability to those who had been limited partners in the Partnerships which owned these Properties. See "Item 5 - Market Price for the Registrant's Common Equity and Related Stockholder Matters - Certain Income Tax Consequences - Recognition of Gain."

         In September 1996, the El Paso, Texas property was sold to a limited partnership comprised of the directors and executive officers of the General Partner. See "Item 13 - Certain Relationships and Related Transactions - Related Party Transactions". An independent appraisal of the property was obtained to determine the fair market value prior to the sale. The purchase price of the property was $2,225,000, which included an assumption of the Third Party Underlying Obligation, a promissory note in the approximate amount of $436,000 and approximately $120,000 in cash. The promissory note bears interest at 10% and matures on November 1, 2008. The cash proceeds from the sale were retained by the MLP for working capital purposes. At December 31, 1996, there was no past interest due on the note. Proceeds were used to pay off the Third Party Underlying Obligations and provide the MLP with approximately $120,000 in working capital. In addition, the MLP received an interest-only promissory note in the approximate amount of $436,000. The note bears interest at 10% and matures on November 1, 2008, when the entire principal balance will be due.

         In February, 1996 the MLP entered into a contract for the sale of the Temple Terrace, Florida property to a national supermarket chain. The proposed sale price is $2,580,000. Proceeds from the sale will be applied as a reduction of the Wrap Mortgage. Under the terms of the sale contract the buyer has until April 1997 to complete the purchase. The contract is cancelable by the buyer prior to closing and there can be no assurance that the sale will be successfully concluded under the proposed terms.

         B.      FULL FISCAL YEARS

         Over the five year period ended December 31, 1996, the MLP disposed of 13 Properties. The number of Properties owned and disposed of by year are as follow:

                                      1996      1995      1994      1993      1992
                                      ----      ----      ----      ----      ----
Beginning of year                     60        62        65        67        70
Properties disposed                    3         2         3         2         3
                                      --        --        --        --        --
End of year                           57        60        62        65        67
                                      ==        ==        ==        ==        ==

         The sale of Properties resulted in a "Net Gain (Loss) on disposition of properties" as reflected in the financial statements.

         The following table reflects the operating results for the MLP for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, excluding the operating results for 13 properties that were sold during the five year period. The table is presented in order to facilitate an understanding of the operating results and trends of the MLP.

                           1996           1995           1994           1993           1992
                         --------       --------       --------       --------       --------
INCOME:
Rental Income            $ 22,927       $ 22,251       $ 22,747       $ 22,527       $ 21,642
Other Charges
 to tenant                  6,589          9,569          7,690          6,529          6,941
Interest income               120            294            437            534            716
                         --------       --------       --------       --------       --------
TOTAL INCOME               29,636         32,114         30,874         29,590         29,299
                         --------       --------       --------       --------       --------
OPERATING EXPENSES:
Interest expense           18,142         18,274         18,362         18,450         18,516
Other operating
 expenses                  12,415         11,766         11,815         11,871         10,922
Depreciation and
 amortization               8,291          8,281          8,348          8,318          8,255
                         --------       --------       --------       --------       --------
TOTAL OPERATING
 EXPENSES                  38,848         38,321         38,525         38,639         37,693
                         --------       --------       --------       --------       --------
OPERATING LOSS           $ (9,212)      $ (6,207)      $ (7,651)      $ (9,049)      $ (8,394)
                         ========       ========       ========       ========       ========

         The fluctuations in "Rental Income" between years has been modest and did not exceed 4.1% for any of the years presented. This is consistent with the property portfolio which has a significant portion of space rented to anchor tenants under long term leases. In 1993 Local Tenant rental rates rebounded and there was a $100,000 increase in percentage rental revenue. In 1995 and 1996, there was a $189,000 decrease and a $369,000 increase in percentage rental income, respectively.

         In 1993 there was a $600,000 decrease in common area maintenance expenses charged to tenants. In 1994, real estate tax and common area maintenance recoveries from tenants increased by approximately $800,000 and the MLP received approximately $400,000 in proceeds from a tenant lease termination. In 1995, the MLP received approximately $2,400,000 in proceeds from tenant lease terminations. In 1996, real estate tax recoveries decreased by approximately $700,000 and there were no substantial proceeds from tenant lease terminations.

         During the five year period, certain advances were made by the MLP to the Pension Group. Interest income is earned on the "Advances to the Pension Group" and on available funds which are invested. The changes in interest income from 1992 through 1996 were due to a decrease during this period in the "Advances to the Pension Group."

         The Properties are financed by long term fixed rate debt and consequently there was virtually no fluctuation in interest expense.

         The increase in "Other operating expense" between 1992 and 1993 was primarily due to an increase of $400,000 in common area maintenance expense because of the severe weather during the 1993 winter months and because of a $300,000 increase in professional fees. The increase in "Other operating expense" between 1995 and 1996 was primarily due to an increase of $315,000 in common area maintenance expense because of severe weather during the 1996 winter months. In addition, an increase of $270,000 in general and administrative expense contributed to the overall increase and was primarily due to increased legal and other professional fees.

         Capital improvements for the years ending December 31, 1993 through December 31, 1996 have not been significant. Consequently, there are not significant fluctuations in depreciation and amortization for those years.

                         III. INDEBTEDNESS SECURED BY THE PROPERTIES

         The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 1996, the aggregate indebtedness of the MLP pursuant to the Wrap Mortgages was approximately $461 million, of which approximately $133 million constituted indebtedness under the Third Party Underlying Obligations and $83 million constituted indebtedness under the Second Mortgages. As of December 31, 1996, the aggregate historical cost of the Properties securing the indebtedness of the MLP mortgages was approximately $278 million.

         The original acquisition of the Properties by the Partnerships was typically structured as set forth below.

         Typically, an affiliate of NPA acquired a Property from an unaffiliated seller. The NPA affiliate thereafter sold the Property to a Pension Group. The Partnership acquired the Property from the Pension Group. In both the original acquisition and the purchase by the Pension Group, the purchasers (i.e., the NPA affiliate and the Pension Group) took the Properties subject to existing mortgages in favor of the sellers or unaffiliated third parties. Consequently, as a general matter, at the time it was acquired by the Partnership, each Property was subject to a Third Party Underlying Obligation and a Second Mortgage.

         The Partnerships typically paid the purchase price for the Properties in part by delivering to the Pension Group a Wrap Mortgage. The Wrap Mortgage represented a lien on the Property subordinate to the Third Party Underlying Obligation and the Second Mortgage. Neither the Third Party Underlying Obligation nor the Second Mortgage represented direct financial obligations of the Partnership. Rather, the Wrap Mortgage required the Pension Group to use the payments made thereunder to make the required payments under the Third Party Underlying Obligation and the Second Mortgage. The Third Party Underlying Obligation and the Second Mortgage continued, however, as liens against the Property. The Wrap Mortgage obligated the Partnership to comply with all the terms and conditions of the Third Party Underlying Obligation and the Second Mortgage.

         The Properties whose ownership was consolidated in the MLP remain subject to the Third Party Underlying Obligations, Second Mortgages and Wrap Mortgages incurred in connection with the acquisition of the Properties. However, in connection with the Settlement, the Wrap Mortgages and Second Mortgages have been restructured.

         A.       THIRD PARTY UNDERLYING OBLIGATIONS

         Information relating to the Third Party Underlying Obligations is included in Schedule 3 which appears under "Item 2." Properties" above.

         B.       THE SECOND MORTGAGES AND NOTES

         Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The approximate outstanding principal balance of the Second Mortgages as of December 31, 1996 was approximately $83 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

         C.       THE RESTRUCTURED WRAP MORTGAGES

         The Wrap Mortgages represent an obligation of the MLP and a lien against the Properties in favor of the successor to the Pension Groups, Main Line Pension Group, a Delaware limited partnership. The lien is subordinate to the Third Party Underlying Obligations and the Second Mortgages.

         The Restructuring Agreement amended and restructured each Wrap Note to provide that each Wrap Note would consist of the obligation to pay two principal balances, an interest-bearing principal balance equal to the original principal indebtedness when the Wrap Note was first executed and delivered by the Partnership less amounts of principal, if any, paid prior to January 1, 1990, and an non-interest bearing principal balance equal to the amount of interest accrued and unpaid under the Wrap Note prior to January 1, 1990. The Restructuring Agreement adjusted the interest rate on the Wrap Notes in such a way that the interest bearing principal balance earns interest at a rate elected by the General Partner to assure that there will be adequate interest paid over the life of the Wrap Note to comply with applicable Internal Revenue Code requirements in order to prevent the imputation of interest. The interest rates on the restructured Wrap Mortgages (the "Restructured Wrap Mortgages") range from 0% of the principal balance of some Wrap Mortgages to 10%. The Wrap Notes mature on December 31, 2013.

         Each amended Wrap Note requires a minimum annual payment from the MLP in an amount equal to the 1990 debt service payable on the Third Party Underlying Obligations secured by the same Properties as the Wrap Mortgages which secured such Wrap Note prior to the Restructuring. These minimum payments are applied first to past due interest and principal payments under the Wrap Notes, if any, then to current interest and principal payments due on the Wrap Notes, then against the interest-bearing principal balances of the Wrap Notes, allocated among the Wrap Notes as the Pension Groups elect, and finally to the non-interest-bearing principal balances, allocated among the Wrap Notes as the Pension Groups elect. The Restructuring Agreement requires the MLP to make additional payments on the Wrap Notes on April 10th of each year equal to sixty percent (60%) of the amounts by which Cash Flow from Operations for the pervious year exceeded the sum of the minimum annual payment in such year plus the current payments due in such year on any indebtedness incurred after January 1, 1990 for Capital Improvements to any of the Properties. The holder of the Wrap Notes applies the minimum annual payments to pay the current payments due on the Third Party Underlying Obligations.

         The Restructuring Agreement provides that all the Wrap Notes which were originally secured by Wrap Mortgages on the Properties which the MLP acquired from partnerships audited by the Internal Revenue Service will be secured by all of those Wrap Mortgages and will not be secured by Wrap Mortgages on the Properties which the MLP acquired from the unaudited Partnerships. All of the Wrap Notes which were originally secured by Wrap Mortgages on the Properties which the MLP acquired from unaudited Partnerships are secured by all of those Wrap Mortgages and are not secured by Wrap Mortgages on the Properties which the MLP acquired from partnerships audited by the Internal Revenue Service. The holder of the Wrap Mortgages agreed in the Restructuring Agreement to release from the lien of the Wrap Mortgages any Property sold by the MLP, upon payment to the holder of the Wrap Mortgages, as a pre-payment of the Wrap Notes, an amount equal to all of the Proceeds of Sales of the Properties not permitted by the Restructuring Agreement to be retained by the MLP.

         The Restructuring Agreement implements the Settlement Agreement's provisions regarding distribution of Proceeds of Sale of the Properties. The Restructuring Agreement permits the MLP to have the opportunity to retain, in certain circumstances, a portion of the Excess Proceeds. In accordance with the Restructuring Agreement the Excess Proceeds derived from the Proceeds of Sales of the Properties are applied as noted below.

         The Excess Proceeds are applied as follows: (a) 100% of the Excess Proceeds are applied in payment of the Wrap Mortgages until the Threshold Amount has been paid; (b) the next $70 million of Excess Proceeds are allocated 60% to the payment of the Wrap Mortgage and 40% are retained by the MLP; (c) 100% of the next Excess Proceeds up to an amount equal to the Investor Note Recovery or $25 million, whichever is less, are retained by the MLP and distributed by the MLP to the Investor Note Payors; (d) the next Excess Proceeds are allocated by 60% to the payment of the Wrap Mortgages and 40% are retained by the MLP up to an amount equal to the outstanding balances for the Wrap Mortgages on January 1, 1990 less the sum of: (i) the aggregate amount of the sums previously paid as Minimum Payoff Amounts; (ii) the Investor Note Recovery, and (iii) $70 million; (e) 100% of the next excess Proceeds are applied in payment of the Wrap Mortgages in the amount equal to (i) the amount necessary to pay in full the Wrap Mortgages on Properties acquired from partnerships audited by the Internal Revenue Service, in the case of Excess Proceeds generated by the sale of such a Property, and
(ii) the amount necessary to pay in full the Wrap Mortgages on Properties acquired from unaudited Partnerships, in the case of Excess Proceeds generated by the sale of such a Property; and (f) 100% of any additional Excess Proceeds are retained by the MLP.

         The Restructuring Agreement provides for indebtedness which may be incurred to finance Capital Improvements to the Properties after January 1, 1990, and requires that in connection with any sale of Property by the MLP, the loans for Capital Improvements to such Property must either be paid in full or assumed by the purchaser of the Property before the Wrap Mortgage on such Property will be released.

         The Restructuring Agreement permits the holders of the Wrap Mortgages to refinance or negotiate modifications to the Third Party Underlying Obligations, so long as the aggregate amount of all Third Party Underlying Obligations is not increased (the "Refinancing"). The fees and expenses associated with any such refinancing or modification are required to be borne by the holders of the Wrap Mortgages.

         The Restructuring Agreement spreads the lien securing each of the Second Mortgages to all of the Properties owned by the MLP and all of the Second Mortgages have been "wrapped" or included within all of the Wrap Mortgages.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The combined financial statements, including the notes thereto and the report of the independent certified public accountants, are included in Part IV,
Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EBL&S, Inc., a Delaware corporation incorporated in December, 1989, and an affiliate of NPA, is the General Partner of the MLP. The General Partner is owned 100% by E&H Properties, Inc., a Pennsylvania corporation incorporated in July, 1979, which is owned 50% by Edward B. Lipkin and 50% by Howard N. Brownstein.

         The directors and executive officers of the General Partner are as follows:

         Howard N. Brownstein, age 53, serves as Chairman of the Board of Directors and a Vice President of the General Partner. Mr. Brownstein has also served as Chairman of the Board of Directors of NPA since it was organized in 1976. Mr. Brownstein graduated from City College of the City University of New York and received his MBA from the University of Illinois.

         Edward B. Lipkin, age 51, serves as President of the General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

         Pursuant to an agreement entered into by and between Mr. Lipkin and Mr. Brownstein each have agreed to vote their shares of EBL&S, Inc. in order to elect each a director and officer of EBL&S, Inc.

ITEM 11.          EXECUTIVE COMPENSATION.

         Neither the General Partner nor the officers of the General Partner receive compensation from the MLP. Certain administrative services related to tax and accounting service and to investor note collections were performed by the General Partner on behalf of the MLP as provided in the Partnership Agreement. The amount payable to the General Partner for such services aggregated $53,000, $58,000 and $59,000 for the years ended December 31, 1996, 1995 and 1994, respectively. See Item 13. Certain Relationships and Related Transactions - "I. Compensation and Fees" and "II. Property Management by Affiliate."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

TITLE OF CLASS                      NAME & ADDRESS OF                 AMOUNT AND                    % OF CLASS
                                    BENEFICIAL OWNER                  NATURE OF
                                                                      BENEFICIAL OWNERSHIP(2)
Units of Limited                    Edward B. Lipkin                  2,681 Units                   2.7%
Partnership Interest                230 S. Broad Street
                                    Philadelphia, PA 19102

Units of Limited                    Howard N. Brownstein              2,681 Units                   2.7%
Partnership Interest                230 S. Broad Street
                                    Philadelphia, PA 19102

--------

         (2) Includes 1,000 units held by EBL&S, Inc., the general partner of the MLP. Messrs. Lipkin and Brownstein each own 50% of E&H Properties, Inc., which owns 100% of EBL&S, Inc.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                            I. COMPENSATION AND FEES

         The amounts and kinds of compensation and fees to be paid to the General Partner and its affiliates during the operation of the MLP are summarized below.

PERSON RECEIVING                                            ESTIMATED AMOUNT
COMPENSATION             TYPE OF COMPENSATION               OF COMPENSATION

                                   ORGANIZATIONAL PHASE

General Partner                                             1% general
                                                            partners' interest
                                                            in the MLP.

                                   OPERATIONAL PHASE

General Partner          General Partner's share of         On an annual
                         Cash Flow from Operations          basis, 1% of Cash
                                                            Flow from
                                                            Operations. Actual
                                                            amounts will depend
                                                            upon future
                                                            operations and are
                                                            not now
                                                            determinable.

EBL&S Property           Property Management Fees           Annual fee of 5%
Management, Inc.                                            of gross operating
                                                            revenues derived
                                                            from the Properties.
                                                            Actual amounts will
                                                            depend upon future
                                                            operations and are
                                                            not now
                                                            determinable.

EBL&S Property           Leasing Fees                       For all obtained
Management, Inc.                                            or renewed leases,
                                                            an amount equal to
                                                            to the fees
                                                            customarily charged
                                                            in the geographic
                                                            area of leased
                                                            property. Actual
                                                            amounts will depend
                                                            upon future
                                                            operations and are
                                                            not now
                                                            determinable.

General Partner          General Partner's share            The General Partner
                         of Profits and Losses              will be allocated
                                                            1% of the profits
                                                            and losses from MLP
                                                            operations.

General Partner          Reimbursement of Expenses(3)       Actual cost of
                                                            goods and services
                                                            utilized for or by
                                                            the MLP, including
                                                            certain
                                                            administrative
                                                            services performed
                                                            by the General
                                                            Partner.

                                LIQUIDATION PHASE

General Partner          General Partner's share            The General
                         of Proceeds of Sales of            Partner will be
                         the Properties.                    allocated 1% of
                                                            the Proceeds of
                                                            Sale of the
                                                            Properties.

E&H Properties,          Repayment of Indebtedness          Actual amounts
Inc.                     secured by Second Mortgages        will depend on the
                                                            sale price of
                                                            Properties and are
                                                            not now
                                                            determinable.

                      II. PROPERTY MANAGEMENT BY AFFILIATE

         In accordance with the Settlement, as of January 1, 1990, the MLP entered into a management agreement with EBL&S Property Management, Inc., a Delaware corporation ("Property Manager"), with respect to the management of the Properties ("Management Agreement"). EBL&S Property Management, Inc. is owned 100% by E&H Properties, Inc. which also is the sole shareholder of the MLP's General Partner, EBL&S, Inc. The directors of EBL&S Property Management, Inc. are the same as those of the General Partner.

         Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. An aggregate of approximately $1,413,000 was earned by the Property Manager for management fees, and an aggregate of approximately $263,000 was earned by the Property Manager for leasing fees for the fiscal year 1996.

--------

         (3) All expenses of the MLP are billed directly to and paid by the MLP. The General Partner is reimbursed for the actual cost of goods and materials used for or by the actual cost of goods and materials used for or by the MLP and obtained from entities which are not affiliates of the General Partner. In addition, the General Partner is reimbursed for administrative services performed, provided that such services are necessary for the prudent operation of MLP and further provided that such reimbursement is at the lower of (i) the General Partner's actual cost or (ii) the cost of obtaining comparable administrative services from independent parties in the same geographic location. Reimbursement to the General Partner for services for which it is entitled to compensation by way of a separate fee is not allowed. No reimbursement is made for rent or depreciation, utilities, capital equipment in the building in which the MLP maintains offices and other overhead costs.

                           III. CONFLICTS OF INTEREST

         From time to time, there may be conflicts of interest between the General Partner and its affiliates (including the Property Manager) on the one hand and the MLP and its limited partners on the other hand. The General Partner will attempt to resolve any conflicts of interest by exercising the good faith required of fiduciaries, and the General Partner believes that it will generally be able to resolve conflicts on an equitable basis. Depending on the relevant facts and circumstances, however, the resolution of any particular conflict may not be in favor of the MLP. A resolution which is unfavorable to the MLP will result only if the General Partner determines in good faith, bearing in mind its fiduciary duties, that it is the most appropriate to deal with the overall situation. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

         A.       CONFLICT REGARDING SALES AND REFINANCING

         The General Partner is an affiliate of NPA. NPA or its affiliates hold the Second Mortgages aggregating $83 million. This lack of independence gives rise to certain conflicts of interest with respect to the sale or refinancing of the Properties.

         The General Partner oversees sales, leases, financing, operations and management of the Properties and decides which Properties are sold and how to apply the proceeds of sale of the Properties. Because NPA or its affiliates hold the Second Mortgages on the Properties which will be repaid from the proceeds of the sale of the Properties and the General Partner is an affiliate of NPA, the General Partner may not be solely interested in ensuring that sales of Properties generate sufficient proceeds to enable the Limited Partners to receive distributions with respect thereto. However, pursuant to the Restructuring Agreement, a portion of all proceeds derived from sale of the Properties in excess of the Threshold Amount will be applied in payment of the Wrap Mortgages. Accordingly, the General Partner (as an affiliate of NPA) will have a financial incentive to cause the MLP to maximize proceeds of sales of the Properties. Furthermore, the General Partner is accountable to the MLP and the Limited Partners as a fiduciary and, consequently, must exercise good faith and integrity in handling the affairs of the MLP and must take its limited partners' interests in account in making decisions regarding sales and refinancing.

         B.       OTHER ACTIVITIES OF THE AFFILIATES OF THE GENERAL PARTNER


         There is no limitation on the right of the affiliates of the General Partner to engage in any business even if the business is competitive with the business of the MLP. For instance, if an affiliate of the General Partner owns or manages a property which competes for tenants with a Property owned by the MLP, the economic interest of the equity owners of the General Partner in that affiliate may create a conflict between the General Partner or the Property Manager on the one hand and the MLP on the other with respect to allocating prospective tenants between competitive properties. The General Partner and its affiliates presently own properties that are competitive with the Properties and affiliates of the General Partner may act as manager of such properties.

         C. COMPETITION BY THE MLP WITH AFFILIATES OF THE GENERAL PARTNER FOR SERVICES OF OFFICERS AND EMPLOYEES

         The MLP depends on the General Partner to operate the MLP. The General Partner believes it will have sufficient staff personnel and resources to perform all of its duties with respect to managing the MLP. However, because the staff personnel and resources are shared with affiliates, the General Partner and certain of its affiliates have conflicts of interest in the allocation of management and staff time, services and functions among the MLP and other entities in existence or which may be organized.

                           IV.      SUMMARY OF RELATIONSHIPS

         E&H Properties, Inc. owns 100% of the equity interest in EBL&S, Inc. (the General Partner) and EBL&S Property Management, Inc. (the Property Manager). EBL&S, Inc. is owned 50% by Edward B. Lipkin and 50% by Howard N. Brownstein. The General Partner and the Property Manager both have ongoing relationships with the MLP. E&H Properties, Inc. and the affiliates which it controls holds the Second Mortgages.

                           V.       RELATED PARTY TRANSACTIONS

                  During 1996, the El Paso, Texas property was sold to a limited partnership comprised of the directors and executive officers of the General Partner. The sale price for this property was determined to be at fair market value by an independent appraiser. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation. Results of Operation Property Disposition During Fiscal 1996."

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

                                 I.  DOCUMENTS FILED AS PART OF THIS REPORT

                  A.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report...............................................  F-1

Combined Financial Statements:

         Combined Balance Sheets at December 31, 1996 and 1995.............  F-2

         Combined Statements of Operations and Changes in
         Partners' (Deficit) Equity for the years ended
         December 31, 1996, 1995 and 1994..................................  F-3

         Combined Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994..................................  F-4

Notes to Combined Financial Statements.....................................  F-6

Attachments

         1        Properties Effectively Owned by NPAMLP at
                            December 31, 1996............................   F-18

         2        Schedules II and III to the Combined Financial
                  Statements..............................................  F-19

                  B.       Exhibits

                           Exhibit No.       Description

                           *2.1 Consolidation Agreement by and among the National Property
                                             Analysts Master Limited Partnership
                                             (the "MLP"); EBL&S, Inc. ("EBL&S")
                                             and Buster, Inc. ("Buster").

                           *2.2 Settlement Agreement by and among plaintiffs as a class, National Property Analysts, Inc. ("NPA") and certain additional defendants in James O'Brien, et al. v. National Property Analysts, Inc., et al (the "Action").

                           *2.3 Judgment and Order Approving the Transaction, the Formation of the Master Limited Partnership, and the Allocation of Interests in the Master Limited Partnership entered by the Court.

                           *3.1              Initial Limited Partnership
                                             Agreement of the MLP.

                           *3.2 Amended and Restated Limited Partnership Agreement of the MLP.

                           *3.3              Certificate of Limited Partnership
                                             of the MLP.

                           *10.1             Restructuring and Mortgage
                                             Modification Agreement by and among
                                             Main Line Pension Group, L.P.
                                             ("Main Line"), the MLP and National
                                             Property Analysts, Inc.

                           *10.2 Leasing and Management Agreement by and between EBL&S Property
                                             Management, Inc. and the MLP.

                           *10.3 Information Statement Relating to the formation of the MLP.

                           *10.4 Proof of Claim and Release and Vote on Consolidation.

                           **10.5 Loan and Security Agreement between E&H Properties, Inc. and Jefferson Bank.

                           **10.6            Line of Credit Promissory Note

                             27.1            Financial Data Schedule


                  II.      REPORTS ON FORM 8-K

                           Not Applicable

*Incorporated by reference from Registrant's Report on Form 10 filed July 14, 1994 (0-24816)

**Incorporated by reference from Registrant's Report on Form 10-K filed April 1, 1996 (0-24816)

KPMG LRTTERHEAD



INDEPENDENT AUDITORS' REPORT



General Partner
National Property Analysts
   Master Limited Partnership:


We have audited the combined financial statements of National Property Analysts Master Limited Partnership (NPAMLP) (a limited partnership) as listed in the accompanying index. In connection with our audits of the combined financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These combined financial statements and financial statement schedules are the responsibility of NPAMLP's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of NPAMLP as of December 31, 1996 and 1995, and the results of its operations, changes in partners' (deficit) equity, and its cash flows for each of the years in the three - year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                            /S/ KPMG Peat Marwick LLP



March 10, 1997

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Combined Balance Sheets

December 31, 1996 and 1995
(in thousands)

--------------------------------------------------------------------------------

Assets                                                  1996             1995
--------------------------------------------------------------------------------
Rental property, at cost:
  Land                                                  $ 18,663         18,794
  Buildings                                              258,922        259,904
--------------------------------------------------------------------------------
                                                         277,585        278,698
  Less: accumulated depreciation                         115,711        109,753
--------------------------------------------------------------------------------
Rental property, net                                     161,874        168,945
--------------------------------------------------------------------------------
Cash and cash equivalents                                    867            678
Restricted cash                                            2,030          1,222
Tenant accounts receivable, net of allowance of
  $20--1996 and 1995                                         853            682
Unbilled rent receivable                                   1,440          1,714
Tenant leasing costs                                         323            345
Accounts receivable and other assets                         910            454
Advances to the Pension Group                                 --          2,199
--------------------------------------------------------------------------------
Total assets                                            $168,297        176,239
================================================================================
LIABILITIES AND PARTNERS' DEFICIT
--------------------------------------------------------------------------------
Wraparound mortgages payable                            $460,856        467,621
Less unamortized discount on imputed
  interest rate of 12%                                   263,928        273,786
--------------------------------------------------------------------------------
Wraparound mortgage payable less
  unamortized discount                                   196,928        193,835

Due to the Pension Group                                   1,170             --
Other borrowings                                             235             --
Deferred revenue                                             248             --
Accounts payable and other liabilities                     2,997          2,206
Finance lease obligation                                   2,650          2,650
Deposit on sale of property                                2,440          2,440
--------------------------------------------------------------------------------
Total liabilities                                        206,668        201,131

Partners' deficit                                        (38,371)       (24,892)
--------------------------------------------------------------------------------
Total liabilities and partners' deficit                 $168,297        176,239
================================================================================

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Combined Statements of Operations and Changes in Partners' (Deficit) Equity

Years ended December 31, 1996, 1995 and 1994
(in thousands, except per unit data)

-----------------------------------------------------------------------------
                                         1996            1995            1994
-----------------------------------------------------------------------------
Income:
    Rental income                     $ 23,984         23,976          24,486
    Other charges to tenants             6,819          9,849           8,378
    Interest income                        129            299             443
-----------------------------------------------------------------------------
Total income                            30,932         34,124          33,307
-----------------------------------------------------------------------------
Operating expenses:
    Interest expense                    23,054         23,770          24,109
    Real estate taxes                    6,457          7,023           7,079
    Management fees and
        leasing commissions              1,413          1,393           1,486
    Common area maintenance
        expenses                         2,568          2,254           2,680
    Ground rent                            603            519             499
    Repairs and maintenance                535            463             499
    General and administrative             789            521             503
    Depreciation and amortization        8,839          8,885           9,082
-----------------------------------------------------------------------------
Total operating expenses               44,258          44,828          45,937
-----------------------------------------------------------------------------
Operating loss                        (13,326)        (10,704)        (12,630)
Other income (expense):
    Net gain (loss) on disposition
        of properties                     454             103         (15,763)
    Write down of rental property      (1,100)              -               -
-----------------------------------------------------------------------------
Loss before extraordinary item        (13,972)        (10,601)        (28,393)
Extraordinary item:
    Foregiveness of wraparound
        motgages
          payable on dispositions
          and foreclosure  of
          properties                      493             (12)         12,680
-----------------------------------------------------------------------------
Net loss                              (13,479)        (10,613)        (15,713)

Partners' (deficit) equity:
    Beginning of year                 (24,892)        (14,279)          1,434
-----------------------------------------------------------------------------
    End of year                      $(38,371)        (24,892)        (14,279)
-----------------------------------------------------------------------------
Net loss per unit                    $(134.79)        (106.13)        (157.13)
-----------------------------------------------------------------------------

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Combined Statements of Cash Flows

Years ended December 31, 1996, 1995 and 1994
(in thousands)

--------------------------------------------------------------------------------
                                                1996          1995         1994
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                  $(13,479)     $(10,613)    $(15,713)
   Adjustments to reconcile net
      loss to net cash provided by
      operating activities:
         Depreciation and amortization          8,606         8,707        8,958
         Amortization of discount               8,326         8,216        8,269
         Net (gain) loss on disposition of
             properties including forgiveness
             of wraparound mortgages payable     (947)          (12)       3,083
         Write down of rental property          1,100            --           --
         Decrease (increase) in tenant
             accounts receivable, net            (171)         (450)         219
         Decrease in unbilled
             rent receivable, net                 274           286          193
         (Increase) decrease in tenant
             leasing costs                         22           (47)         (68)
         Decrease (increase) in accounts
             receivable and other assets         (456)          (97)          58
         Increase in accounts payable
             and other liabilities                791           300          102
         Increase in deferred revenue             248            --           --
--------------------------------------------------------------------------------
Net cash provided by operating activities       4,314         6,290        5,101
--------------------------------------------------------------------------------
Cash flows from financing activities:
        Payments on wraparound mortgages       (9,257)       (9,353)      (9,296)
        Repayment of advances to the Pension
            Group                               2,199         2,305        1,989
        Increase in due to Pension Group        1,170            --           --
        Proceeds from other borrowings            235            --           --
        Proceeds from additional debt           4,518            --           --
--------------------------------------------------------------------------------
Net cash used in financing activities          (1,135)       (7,048)      (7,307)
--------------------------------------------------------------------------------

                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Combined Statements of Cash Flows, Continued

(in thousands)

_______________________________________________________________________________

                                                       1996     1995     1994
_______________________________________________________________________________
Cash flows from investing activities:
        Disposition of properties                   $  2,944      --    2,900
        Improvements to rental property               (5,126)   (417)    (566)
        Increase in deposit on sale of property           --     690       --
------------------------------------------------------------------------------

Net cash (used in) provided by investing activities   (2,182)    273    2,334
______________________________________________________________________________

Increase (decrease) in cash and cash equivalents         997    (485)     128

Cash and cash equivalents:
    Beginning of year                                  1,900   2,385    2,257
______________________________________________________________________________

    End of year                                      $ 2,897   1,900    2,385
______________________________________________________________________________

Supplemental disclosures of cash flow
    information:
        Cash paid during the year for interest       $14,443  15,310   15,565
______________________________________________________________________________

Supplemental disclosure of noncash activities:
    Write-off of unbilled rent receivable            $    --       44      59
    Increase (decrease) in wraparound mortgages from
        nonmonetary exchanges                             --   (5,053)  7,854
    Reduction in wraparound mortgages
        from property foreclosures                        --       --   7,569
    Reduction in wraparound mortgages from
        forgiveness of debt, net of related discount     493       --   5,111
    Increase (decrease) in rental property from
        nonmonetary exchanges                             --   (5,053)  7,854
    Net book value of properties foreclosed               --       --  10,007
-----------------------------------------------------------------------------

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements

December 31, 1996 and 1995
(dollars in thousands)

================================================================================

 (1)  FORMATION AND DESCRIPTION OF BUSINESS

      National Property Analysts Master Limited Partnership (NPAMLP), a limited partnership, was formed effective January 1, 1990. NPAMLP is owned 99% by the limited partners and 1% by the general partner, EBL&S, Inc. (note 10).

      The properties included in NPAMLP consist primarily of shopping centers and free standing, single tenant retail stores with national retailers as prime tenants. The ownership and operations of these properties have been combined in NPAMLP pursuant to a court ordered consolidation (the Consolidation) of properties owned by certain limited partnerships (the Electing Partnerships) previously sponsored by National Property Analysts, Inc. and its affiliates (NPA). NPAMLP intends to hold the properties until such time as it is deemed prudent to dispose of them. The precise timing of disposition of the properties is at the discretion of the general partner. However, in accordance with the partnership agreement, the partnership will terminate on December 31, 2015. It is anticipated that as a result of the sale of the properties, the limited partners will have to report substantial taxable income without the corresponding receipt of any cash proceeds.

      The properties were originally purchased by the Electing Partnerships from unaffiliated limited partnerships owned by various pension and profit sharing trusts, whose interests were subsequently acquired by Main Line Pension Group (the Pension Group). Properties were purchased by the Electing Partnerships subject to existing senior mortgages in favor of the sellers or unaffiliated third parties. In connection with the acquisition of the properties, wraparound mortgages were delivered by the Electing Partnerships to the Pension Group which were subordinate to the third party underlying obligations and other second mortgages. Neither these third party underlying obligations or the second mortgages represented direct financial obligations of the Electing Partnerships. The Electing Partnerships were required to make payments on the wraparound mortgages to the Pension Group, which was required to make payments on the underlying obligations.

      In accordance with the Consolidation, the Electing Partnerships transferred their interests to NPAMLP. The Electing Partnerships include both partnerships that contributed their interests to NPAMLP and certain partnerships whose partnership interests were not contributed as of the effective date of NPAMLP's formation on January 1, 1990, but were allocated their interests in NPAMLP as if they were contributed on January 1, 1990. The combined financial statements include the accounts of all Electing Partnerships.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements


(dollars in thousands)

================================================================================

 (1)  CONTINUED

      In connection with the Consolidation, NPAMLP, the Pension Group and certain affiliates entered into a restructuring agreement to modify the terms of repayment of the wraparound notes. The restructuring agreement provided that all wraparound notes which were originally secured by wrap mortgages on properties owned by Electing Partnerships which were audited by the Internal Revenue Service (the Audited Partnerships) are cross collateralized by all other wrap mortgages on other Audited Partnerships. In addition, all wraparound notes which were originally secured by wrap mortgages on properties owned by Electing Partnerships which were not audited by the Internal Revenue Service (the Unaudited Partnerships) are cross collateralized by all other wrap mortgages on other Unaudited Partnerships.

      The wraparound mortgages provide for a sharing of cash from the proceeds of sales of properties. The wraparound mortgages generally provide that the limited partners of NPAMLP receive 40% of the net proceeds, if any, from the sale of properties after repayment of the underlying third party mortgage obligations once the net proceeds, as defined in the wraparound mortgages, from the sale of properties exceed a threshold amount of $45,000 ( the threshold).

      Through December 31, 1996, the general partner and NPAMLP sold properties that generated approximately $35,395 in net proceeds which have been applied as a reduction of the threshold amount. NPAMLP has not distributed any sales proceeds to its partners since its organization.

      Additionally, the limited partners of NPAMLP receive 40% of the cash flow, if any, from operations in excess of debt service requirements and any capital improvements or reserves considered necessary. The remaining cash flow, if any, is applied to the wraparound mortgages in payment of accrued interest and then principal. It is not anticipated that NPAMLP will be in a position to distribute cash flow to its partners in the foreseeable future.

      Under the terms of the NPAMLP partnership agreement, the limited partners are entitled to a 99% share of any income or loss and the general partner is entitled to a 1% share.


                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements


(dollars in thousands)

================================================================================

 (1)  CONTINUED

      NPAMLP has limited working capital which as of December 31, 1996, approximated $1,087, excluding amounts due to the general partner and the Pension Group of $1,454 and $1,170, respectively. NPAMLP may not have sufficient working capital reserves to satisfy mortgage obligations, pay for emergencies, major capital improvements or major tenant improvements. NPAMLP has $867 of unrestricted cash and $1,765 available under line of credit agreements at December 31, 1996 to meet its short term obligations. Through December 31, 1996, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wrap mortgage have released their liens. In addition, as of December 31, 1996, the general partner has advanced approximately $1,454 to NPAMLP. The general partner does not have the financial wherewithal to continue to advance funds to NPAMLP and may in fact require the repayment of the advances for its own operational needs. As a result, it may be necessary for NPAMLP to sell properties. In the event that NPAMLP is not able to obtain refinancing commitments and loan extensions from the existing senior mortgage lenders or refinancing from alternative lenders, the properties could be lost to foreclosure.


 (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      RENTAL PROPERTY

      Rental properties are stated at original cost to the Electing Partnerships. Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years and 15-39 years, respectively.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, (SFAS 121). This Statement requires that long-lived assets and certain identifiable assets be reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.


                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements


(dollars in thousands)

================================================================================

 (2)  CONTINUED

      The Company adopted SFAS 121 on January 1, 1996. The estimated undiscounted cash flows from the Ardmore, Oklahoma property indicated that a write down to fair market value was required under SFAS 121. This write down from the initial adoption of SFAS No. 121 resulted in a charge to income of $1,100 which is included in the combined statements of operations as write-down of rental property. The estimated fair value of this property was determined by management based on projected cash flows and market trends.

      RESTRICTED CASH

      Restricted cash consists principally of amounts held in reserve for tenant security deposits received and amounts due from various bank trust departments in connection with certain property rents that are assigned to these banks in order to satisfy the debt service on the underlying mortgage obligations. The bank's trust departments periodically remit excess funds to NPAMLP as required under the respective trust agreements.

      Restricted cash also consists of amounts held in escrow for real estate taxes and amounts held in debtor-in-possession accounts.

      RENTAL INCOME

      Rental income is recognized on a straight-line basis over the terms of the respective leases. Unbilled rent receivable represents the amount by which the straight-line rentals exceed the current rents collectible under the payment terms of the lease agreements. Tenant pass-through charges including common area maintenance, real estate taxes and property insurance are recognized in income when earned and are recorded as other charges to tenants.

      DISCOUNT ON WRAPAROUND MORTGAGES

      The discount on wraparound mortgages represents the difference between the present value of mortgage payments at the stated interest rate and the imputed rate. The discount is amortized using the interest method over the terms of the mortgages and is recorded as interest expense.

      INCOME TAXES

      No provision has been made in the combined financial statements for income taxes as any such liability is the liability of the individual partners.


                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements


(dollars in thousands)

================================================================================

 (2)  CONTINUED

      CASH AND CASH EQUIVALENTS

      All highly liquid interest-bearing deposits with original maturities of three months or less are considered to be cash equivalents.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement on Financial Accounting Standards No. 107 (SFAS 107), Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash, tenant accounts receivable, accounts payable, and other liabilities are reflected in the combined financial statements at fair value because of the short-term maturity of these instruments. The fair value of NPAMLP's wraparound mortgages payable is disclosed in note 7.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      RECLASSIFICATION

      Certain amounts in the accompanying 1995 combined financial statements have been reclassified to conform with 1996 presentation.


 (3)  ADVANCES TO AND DUE TO THE PENSION GROUP

      Unapplied advances made by NPAMLP to the Pension Group amounted to $2,199 at December 31, 1995. This advance bore interest at 7%. During the years ended December 31, 1996 and 1995, $2,199 and $2,305, respectively, of the advance was applied to debt service on the wraparound mortgages (note 7).

      At December 31, 1996, $1,170 was due to the Pension Group representing past due payments on the wraparound debt (note 7).

                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements


(dollars in thousands)

================================================================================

 (4)  OTHER BORROWINGS

      During 1996, NPAMLP secured a $1,000 revolving line of credit with a bank. The line of credit bears interest based on a variable rate (10.25% at December 31, 1996) and expires on January 31, 1998. As of December 31, 1996, NPAMLP owed $235 under the line of credit. The maximum amount outstanding under the line of credit during the twelve months ended December 31, 1996 was $235.


 (5)  TENANT LEASES

      At December 31, 1996, NPAMLP effectively owns and operates 57 properties (60 at December 31, 1995), as listed in Attachment 1, that are comprised principally of shopping centers and free standing, single tenant retail stores with approximately 280 tenants under various lease agreements which are treated as operating leases.

      In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance, and renewal options. The leases expire under their original terms at various dates over the next 22 years.

      Future minimum lease rentals to be received under noncancelable leases are approximately:

                    1997                         $  21,780
                    1998                            20,347
                    1999                            17,818
                    2000                            14,761
                    2001                            13,145
                    Thereafter                      63,459
                    ======================================

      Rental income includes approximately $1,150, $781, and $969 related to percentage rents billed for the years ended December 31, 1996, 1995 and 1994, respectively.


 (6)  GROUND LEASES

      NPAMLP is obligated under various noncancelable ground leases which expire between 2000 and 2078.

      During the year ended December 31, 1991, NPAMLP sold the land underlying five rental properties and simultaneously entered into ground leases to leaseback the land from the buyer. The ground leases have maturities ranging from 2004 to 2012, excluding renewal options.

                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements


(dollars in thousands)

================================================================================

 (6)  CONTINUED

      During the term of the 1991 ground leases, NPAMLP is responsible for maintaining the buildings and building improvements, as well as making the respective mortgage payments. Under the terms of sale, at the expiration of the respective 1991 ground leases, including renewal options, title to the buildings will be conveyed to the buyer with no additional consideration and any amounts still outstanding under the respective wraparound mortgages will remain the liability of NPAMLP.

      Aggregate proceeds from the five land sales were $2,650 and are recorded as a finance lease obligation. The amounts paid in accordance with the 1991 ground leases are recorded as interest expense. Any gain or loss arising from this transaction will be recognized at the date upon which title to the buildings is conveyed to the buyer.

      Future minimum lease payments under all noncancelable ground leases as of December 31, 1996 are approximately:


                      1997                         $    798
                      1998                              798
                      1999                              798
                      2000                              798
                      2001                              786
                      Thereafter                      3,739
                      =====================================

      Total rental expense for ground leases for the years ended December 31, 1996, 1995, and 1994 was approximately $603, $519, and $499, respectively. In addition, $255 was recorded each year as interest expense.


 (7)  WRAPAROUND MORTGAGES

      The properties combined in NPAMLP are subject to nonrecourse wraparound mortgages. The wraparound mortgages are cross-collateralized among the properties owned by NPAMLP as described in note 1. The wraparound mortgages are secured by liens on the properties that are subordinate to the underlying third party mortgage obligations and the purchase money mortgages (note 10), collectively the senior mortgage obligations. The wraparound mortgages are payable to the Pension Group and the Pension Group is liable to the holders of the senior mortgage obligations.


                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements


(dollars in thousands)

================================================================================

(7)   CONTINUED

      To date, the Pension Group has forgiven the wraparound mortgages remaining after the disposition or foreclosure of properties which were owned by Audited Partnerships. During 1996, a wraparound mortgage obligation of approximately $2,027 with a related discount of $1,534 was forgiven in connection with the sale of the El Paso, Texas property, resulting in an extraordinary gain of $493. During 1994, wraparound mortgages were forgiven in connection with the sale of the Great Barrington, Massachusetts property, and the foreclosures on the Harrisburg, Illinois and Brookings, South Dakota properties, resulting in extraordinary gains of $12,680.

      The wraparound mortgages have maturity dates varying from August 2009 to December 2013 and stated interest rates varying from 0% to 10%.

      In accordance with SFAS No. 107, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 1996.

      Certain wraparound mortgages are fully amortizing over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations. Also, the Pension Group has balloon payments due on the underlying third party mortgage obligations which aggregate approximately $17,765 during the year ended December 31, 1997. Discussions and negotiations with the lenders for these properties are in process, however, there can be no assurance that loan extensions will be successfully negotiated with these lenders.

      At December 31, 1996, $1,170 was due to the Pension Group representing past due payments on the wraparound mortgages. NPAMLP requested and received a waiver to defer such payments which were required under the terms of the Settlement Agreement.

      Wraparound mortgage principal payment requirements for the next five years, are as follows:

                     1997                         $  7,444
                     1998                            7,969
                     1999                            8,499
                     2000                            9,033
                     2001                            9,616
                     =====================================

                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements


(dollars in thousands)

================================================================================


 (8)  EXCHANGE OF PROPERTIES

      During the years ended December 31, 1995 and 1994, NPAMLP completed a nonmonetary transaction, exchanging rental property for similar rental property. In 1994, both the fair value of the rental property recorded and wraparound mortgage assumed were approximately $9,400. In 1995, both the fair value of the rental property and the wraparound mortgage were reduced by $5,053. No gain or loss was recognized on the exchange transaction since the fair value of the rental properties received, net of the wraparound mortgage assumed was equivalent to the book value of the rental properties given up, net of the related wraparound mortgage.


 (9)  PROPERTY SUBJECT TO SALES CONTRACTS

      During the years ended December 31, 1990 and 1995, NPAMLP sold options for the purchase of two and three rental properties, respectively. The 1990 options provide that title to the land and buildings will be conveyed to the holder of the options without additional consideration on November 14, 2003 and December 11, 2006. The 1995 options provide that title to the land and buildings will be conveyed to the holder of the options without additional consideration on July 31, 1998, October 31, 1998, and June 30, 2003. Aggregate proceeds received from the sale of the options were $2,440 and are recorded as a deposit on sale of property. Any gain or loss arising from this transaction will be recognized at the date upon which title to the land and buildings is conveyed to the buyer, which has not occurred as of December 31, 1996.

      In 1996, NPAMLP entered into a sales contract for the sale of the Temple Terrace, Florida property to a regional supermarket chain. The proposed sale price is $2,580. Proceeds from the sale will be applied as a reduction of the wraparound mortgage. Any gain arising from this transaction will be recognized at the date of closing. Under the terms of the sale contract, the buyer has until April 1997 to complete the purchase. The contract is cancelable by the buyer prior to closing and there can be no assurance that the sale will be successfully concluded under the proposed terms.


(10)  RELATED PARTY TRANSACTIONS

      NPAMLP is owned 99% by the limited partners and 1% by EBL&S, Inc., the general partner. EBL&S, Inc. is owned by E&H Properties, Inc.


                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements


(dollars in thousands)

================================================================================


(10)  CONTINUED

      NPAMLP entered into a leasing and property management agreement with EBL&S Property Management, Inc. (EBL&S) in January 1990. EBL&S is owned by NPA. Under the agreement, EBL&S is to receive a property management fee equal to 5% of the gross annual rentals collected, including tenant reimbursements for common area maintenance charges, real estate taxes and property insurance. EBL&S is also entitled to receive leasing commissions for obtaining or renewing leases.

      In addition, certain administrative services were performed by EBL&S on behalf of NPAMLP as provided for in NPAMLP's Partnership Agreement. Amounts earned by EBL&S for the years ended December 31 were as follows:

                                              1996     1995     1994
      -----------------------------------------------------------------

      Property management fees                $1,413    1,393    1,486
      Leasing commissions                        263      113      110
      Administrative services                     53       58       59
      -----------------------------------------------------------------

                                              $1,729    1,564    1,655
      ================================================================

      Included in accounts payable and other liabilities at December 31, 1996 and 1995 was approximately $1,454 and $1,057, respectively, that was owed to EBL&S for property management fees, leasing commissions, administrative services, and cash advances for debt service.

      During 1996 the El Paso, Texas property was sold to a limited partnership owned by directors and executives of EBL&S, Inc. The sales price of the property was determined to be at fair market value by an independent appraiser. A gain on the sale of the property in the amount of $524 is reflected in the statement of operations. In connection with the transaction a promissory note was issued to NPAMLP in the approximate amount of $436. The note bears interest at 10% and matures on November 1, 2008.

      NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1996 and 1995.

      NPA holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $83,156 at December 31, 1996 and 1995.


                                                                     (Continued)
                                     F-15

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements


(dollars in thousands)

================================================================================

(11)  COMMITMENTS AND CONTINGENCIES

      Upon NPAMLP's formation, the title of the properties of the Electing Partnerships were to be transferred to NPAMLP. State and local laws vary with respect to transfer taxes and are susceptible to varying interpretations. NPAMLP's interpretation of the laws relating to these transfer taxes could result in significant adjustments if successfully challenged by the respective taxing authority, however, a reasonable estimation of the potential liability, if any, cannot be made at this time.

      NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the general partner, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP's financial position, results of operations or liquidity.

      In 1995, NPAMLP executed a promissory note to E&H Properties, Inc. for $1,000. The note secures future advances from E&H Properties, Inc. to NPAMLP to be utilized for capital and tenant improvements to the properties. Funding for such advances is obtained from E&H Properties, Inc.'s line of credit availability. One of the properties owned by NPAMLP was pledged as collateral for the E&H Properties, Inc. line. Should E&H Properties, Inc. default under the line of credit agreement, this property could be sold in satisfaction of the line. During 1996, NPAMLP was advanced and repaid $703 under this agreement. At December 31, 1996, borrowings under the E&H Properties, Inc. line were $1,197, however, there were no advances from E&H Properties, Inc. to NPAMLP.

      In 1996, Ocala Realty Associates (Ocala), a wholly owned partnership, filed for bankruptcy protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Ocala owns and operates the properties located in East Greenbush, New York, Ocala, Florida, and Temple Terrace, Florida. Ocala has been operating as a Debtor-In-Possession since the filing date and intends to file a Plan of Reorganization in 1997. Management does not believe that the ultimate settlement will result in a loss to NPAMLP.

      Certain scheduled payments on third party obligations discussed in note 1 which are secured by second mortgages have not been made on the Ardmore, Oklahoma, Fond du Lac, Wisconsin, and Wheelersburg, Ohio properties at December 31, 1996. In the event that NPAMLP is not able to obtain refinancing commitments and loan extensions from the existing lenders or refinancing from alternative lenders, the properties could be lost to foreclosure.


(12)  MAJOR TENANTS

      During the years ended December 31, 1996, 1995 and 1994, one tenant accounted for approximately 52%, 51%, and 51% of the rental income of NPAMLP, respectively.


                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements


(dollars in thousands)

================================================================================

 (13) PARTNERS' (DEFICIT) EQUITY

      Following is a summary of the combined changes in partners' (deficit) equity for the three years ended December 31, 1996 (in thousands except unit data):


-------------------------------------------------------------------------------------------------------------------------
                                                Units                                   Partners' (deficit) equity
                              ------------------------------------------       ------------------------------------------
                               General          Limited                         General          Limited
                              partners         partners                        partners         partners
                                   (1%)            (99%)           Total             (1%)            (99%)          Total
-------------------------------------------------------------------------------------------------------------------------

      December 31, 1993         1,000           99,000           100,000          $  13            1,421            1,434
      Net loss                     --               --                --           (157)         (15,556)         (15,713)
-------------------------------------------------------------------------------------------------------------------------

      December 31, 1994         1,000           99,000           100,000           (144)         (14,135)         (14,279)
      Net loss                     --               --                --           (105)         (10,508)         (10,613)
-------------------------------------------------------------------------------------------------------------------------

      December 31, 1995         1,000           99,000           100,000           (249)         (24,643)         (24,892)
      Net loss                     --               --                --           (135)         (13,344)         (13,479)
-------------------------------------------------------------------------------------------------------------------------

      December 31, 1996         1,000           99,000           100,000          $(384)         (37,987)         (38,371)
=========================================================================================================================

See accompanying notes to financial statements.



================================================================================

                                                                    ATTACHMENT 1

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Properties Effectively Owned by NPAMLP at December 31, 1996 (1)

================================================================================

Property
location
--------------------------------------------------------------------------------

Ardmore, OK                 Huntsville, AL*                 Oak Lawn, IL*
Borger, TX                  Huron, SD                       Ocala, FL
Bowling Green, OH           Hutchinson, MN                  O'Fallon, MO
Cahokia, IL                 Independence, MO                Philadelphia, PA*+
Chesapeake, VA*+            International Falls, MN         San Mateo, CA
Clackamas, OR***            Kalamazoo, MI*+                 Sault Ste. Marie, MI
Cottage Grove, MN           La Mesa, CA***                  Seven Hills, OH*+
Crescent City, CA           Lake Mary, FL                   Sparks, NV***
Dunmore, PA*                Las Vegas, NV***                Steger, IL
East Greenbush, NY          Lockport, IL                    Taylorville, IL
East Haven, CT              Maplewood, MO                   Temple Terrace, FL
East Meadow, NY*            Marquette, MI*                  Trenton, NJ*
Escanaba, MI                Maryville, MO*                  Urbana, IL
Fairborn, OH*+              Menominee, MI*                  Wahpeton, ND
Fairfield, IA               Minot, SD                       Washington, IA
Federal Way, WA             New Hope, MN                    Waverly, OH
Fond du Lac, WI             Newberry, SC                    Wheelersburg, OH
Fort Wayne, IN***           North Augusta, SC*              Wichita, KS
Huntington, WV              North Sarasota, FL              Yazoo City, MS





  * Properties with ground leases  (note 6).
*** Property subject to sales contracts (note 9).
  + Land sales (note 6).

(1) Effectively owned refers to the fact that legal title to the properties is held by certain partnerships as nominee titleholder and agent for NPAMLP. NPAMLP has all beneficial interest in and equitable title to the properties and has the right to cause a transfer of legal title at its request.

                                                                     SCHEDULE II

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Combined Valuation and Qualifying Accounts

December 31, 1996, 1995, and 1994
(in thousands)


==========================================================================================

                                              Balance      Additions               Balance
                                            beginning     charged to                end of
                                              of year     operations   Deductions     year
------------------------------------------------------------------------------------------

Allowance for doubtful accounts:

    Year ended December 31, 1994                  650           20          650       20

    Year ended December 31, 1995                   20           --           --       20

    Year ended December 31, 1996                   20           --           --       20
-------------------------------------------------------------------------------------------

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP               SCHEDULE III
(A LIMITED PARTNERSHIP)

Combined Real Estate and Accumulated Depreciation Schedule

December 31, 1996, 1995 and 1994
(in thousands)

================================================================================

                                                                  Cost capitalized
                                                              (written off) subsequent
                                          Initial cost             to acquisition
                                  ---------------------------  -----------------------
                                                Buildings and            Buildings and             Buildings and
Property location    Encumbrances      Land      improvements     Land    improvements     Land     improvements      Total
-----------------------------------------------------------------------------------------------------------------------------

Ardmore, OK                 6,849       750            14,989       --          (1,015)      750         13,974      14,724
Bowling Green, OH           3,807       496             5,270       --              13       496          5,283       5,779
Borger, TX                    678       106             1,143       --              --       106          1,143       1,249
Philadelphia, PA            3,518       529             5,859       --             168       529          6,027       6,556
Cottage Grove, MN           7,047       740             5,550       --           4,175       740          9,725      10,465
Cahokia, IL                 3,846       600             5,800       --             144       600          5,944       6,544
Chesapeake, VA              3,537       416             4,797       --              --       416          4,797       5,213
Crescent City, CA           1,551       129             2,220       --              --       129          2,220       2,349
Clackamas, OR               1,191       124             3,091       --              --       124          3,091       3,215
Dunmore, PA                   685        --             1,350       --              --        --          1,350       1,350
East Haven, CT              3,797       447             4,883       --             147       447          5,030       5,477
East Meadow, NY             8,760        --             9,246       --             898        --         10,144      10,144
Escanaba, MI                1,015       159             1,616       --              --       159          1,616       1,775
East Greenbush, NY          3,750       703             5,560       --              18       703          5,578       6,281
Fairborn, OH                3,438       377             4,961       --              10       377          4,971       5,348
Fond du Lac, WI             4,813       760             7,721      (24)            196       736          7,917       8,653
Federal Way, WA               704        86             1,894       --              --        86          1,894       1,980
Ft. Wayne, IN               4,313       575             6,616       --              --       575          6,616       7,191
Fairfield, IA                 266        45               461       --              --        45            461         506
Hutchinson, MN              1,928       179             3,304       --              --       179          3,304       3,483
Huron, SD                     345        58               598       --              --        58            598         656
Huntsville, AL              1,174        --             1,904       --              44        --          1,948       1,948
Huntington, WV              2,199       336             3,649       --             155       336          3,804       4,140


                        Accumulated       Date of
Property location      depreciation   acquisition
-------------------------------------------------

Ardmore, OK                   6,667         09/83
Bowling Green, OH             2,798         02/81
Borger, TX                      505         10/83
Philadelphia, PA              3,249         08/80
Cottage Grove, MN             2,872         11/81
Cahokia, IL                   2,764         10/82
Chesapeake, VA                2,292         09/82
Crescent City, CA               999         07/83
Clackamas, OR                 1,374         09/83
Dunmore, PA                     971         06/75
East Haven, CT                2,689         08/80
East Meadow, NY               4,516         09/82
Escanaba, MI                    768         10/82
East Greenbush, NY            2,580         02/83
Fairborn, OH                  2,398         07/82
Fond du Lac, WI               3,679         10/82
Federal Way, WA                 994         04/81
Ft. Wayne, IN                 2,867         01/84
Fairfield, IA                   197         03/84
Hutchinson, MN                1,496         06/83
Huron, SD                       256         03/84
Huntsville, AL                  821         03/84
Huntington, WV                1,520         10/84

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP        SCHEDULE III, CONT.
(A LIMITED PARTNERSHIP)

Combined Real Estate and Accumulated Depreciation Schedule


(in thousands)

================================================================================

                                                                              Cost capitalized
                                                                           (written off) subsequent
                                                     Initial cost              to acquisition
                                               -------------------------   -----------------------
                                                          Buildings and             Buildings and           Buildings and
  Property location               Encumbrances     Land    improvements     Land     improvements    Land    improvements   Total
-----------------------------------------------------------------------------------------------------------------------------------

Independence, MO                         2,412      394           3,550        -              289     394           3,839     4,233
International Falls, MN                  1,800      179           3,071        -                -     179           3,071     3,250
Kalamazoo, MI                            2,436      250           4,850        -              253     250           5,103     5,353
Lockport, IL                             1,867      286           2,572        -              188     286           2,760     3,046
Las Vegas, NV                              897      168           1,806        -                -     168           1,806     1,974
La Mesa, CA                                671      108           2,761        -                -     108           2,761     2,869
Lake Mary, FL                            9,068    1,310           7,422        -                -   1,310           7,422     8,732
Minot, SD                                3,135      420           4,625        -               35     420           4,660     5,080
Menominee, MI                            1,747        -           2,722        -                -       -           2,722     2,722
Maplewood, MO                            1,314      609           3,776        -                -     609           3,776     4,385
Marquette, MI                            9,056        -           5,700        -            8,373       -          14,073    14,073
Maryville, MO                              152        -           1,248        -               44       -           1,292     1,292
New Hope, MN                             2,531      357           3,774        -              126     357           3,900     4,257
North Augusta, SC                        1,801      100           2,900        -                -     100           2,900     3,000
North Sarasota, FL                       4,020      459           5,686        -              249     459           5,935     6,394
Newberry, SC                             1,674      201           2,192        -                -     201           2,192     2,393
O'Fallon, MO                             2,411      343           3,626        -                -     343           3,626     3,969
Oak Lawn, IL                             5,402        -           9,029        -              178       -           9,207     9,207
Ocala, FL                                2,308      417           3,301        -                -     417           3,301     3,718
Steger, IL                               1,709      332           2,488        -               28     332           2,516     2,848
Sault St. Marie, MI                      1,820      375           2,816        -                -     375           2,816     3,191
Seven Hills, OH                          2,102      371           3,771        -                -     371           3,771     4,142
Sparks, NV                              12,081    1,648          20,409        -                -   1,648          20,409    22,057



                                     Accumulated        Date of
  Property location                 depreciation    acquisition
---------------------------------------------------------------

Independence, MO                           1,907          05/81
International Falls, MN                    1,382          07/83
Kalamazoo, MI                              2,695          09/80
Lockport, IL                               1,274          07/82
Las Vegas, NV                                798          10/83
La Mesa, CA                                1,450          04/81
Lake Mary, FL                                390          12/94
Minot, SD                                  2,483          12/80
Menominee, MI                              1,384          10/81
Maplewood, MO                              1,794          10/82
Marquette, MI                              4,408          05/83
Maryville, MO                                555          11/83
New Hope, MN                               1,999          03/81
North Augusta, SC                          1,627          03/80
North Sarasota, FL                         3,088          11/80
Newberry, SC                                 895          10/84
O'Fallon, MO                               1,914          03/81
Oak Lawn, IL                               4,633          10/81
Ocala, FL                                  1,532          02/83
Steger, IL                                 1,261          11/81
Sault St. Marie, MI                        1,330          11/82
Seven Hills, OH                            1,791          10/82
Sparks, NV                                 8,957          11/83

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP        SCHEDULE III, CONT.
(A LIMITED PARTNERSHIP)

Combined Real Estate and Accumulated Depreciation Schedule


(in thousands)

================================================================================

                                                                        Cost capitalized
                                                                   (written off) subsequent
                                               Initial cost              to acquisition
                                         ------------------------   -----------------------
                                                    Buildings and             Buildings and                Buildings and
  Property location        Encumbrances       Land   improvements       Land   improvements          Land   improvements     Total
-----------------------------------------------------------------------------------------------------------------------------------

San Mateo, CA                     2,934         --          6,672         --             --            --          6,672     6,672
Temple Terrace, FL                1,807        280            469         --          1,800           280          2,269     2,549
Taylorville, IL                   2,374        492          3,696         --             67           492          3,763     4,255
Trenton, NJ                       5,657         --          9,191         --             --            --          9,191     9,191
Urbana, IL                        3,035        633          4,753         --             25           633          4,778     5,411
Waverly, OH                       2,045        471          2,920         --             56           471          2,976     3,447
Wichita, KS                       1,868        420          2,604         --              9           420          2,613     3,033
Wheelersburg, OH                  1,240        194          2,081         --            159           194          2,240     2,434
Washington, IA                      249         41            431         --             --            41            431       472
Wahpeton, ND                        333         56            577         --             --            56            577       633
Yazoo City, MS                    1,345        158          1,820         --            299           158          2,119     2,277
                           --------------------------------------------------------------------------------------------------------

            Total               164,512     18,687        241,791        (24)        17,131        18,663        258,922   277,585
                           ========================================================================================================

Cross-collateralized
    wraparound
    mortgages on
    properties
    previously disposed
                                32,416
                           -----------
                               196,928
                           ===========


                             Accumulated      Date of
  Property location         depreciation  acquisition
-----------------------------------------------------

San Mateo, CA                      3,373        11/81
Temple Terrace, FL                   658        02/83
Taylorville, IL                    1,766        11/82
Trenton, NJ                        4,085        09/83
Urbana, IL                         2,246        11/82
Waverly, OH                        1,395        10/82
Wichita, KS                        1,237        10/82
Wheelersburg, OH                     948        10/83
Washington, IA                       184        03/84
Wahpeton, ND                         247        03/84
Yazoo City, MS                       753        09/84
                          ---------------------------

            Total                115,711
                          ===========================

Cross-collateralized
    wraparound
    mortgages on
    properties
    previously disposed

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP        SCHEDULE III, CONT.
(A LIMITED PARTNERSHIP)

Combined Real Estate and Accumulated Depreciation Schedule


(in thousands)

================================================================================

Properties consist primarily of shopping centers and free standing, single tenant retail stores.

Depreciation and amortization of NPAMLP's investment in building and improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

      Base building ..................    30 years
      Building components ............    15-39 years

The aggregate cost for federal income tax purposes was approximately $266,003 at December 31, 1996.

The changes in total real estate assets and accumulated depreciation for the years ended December 31, are as follows:

                                                Total real estate assets
                                    -------------------------------------------
                                       1996             1995             1994
-------------------------------------------------------------------------------
Balance, beginning of year          $ 278,698          286,718          297,765
    Improvements                        5,126              417              566
    Acquisitions                           --               --            9,395
    Disposals/write downs              (6,239)          (8,437)         (21,008)
-------------------------------------------------------------------------------

Balance, end of year                $ 277,585          278,698          286,718
===============================================================================

                                              Accumulated depreciation
                                     ------------------------------------------
                                          1996             1995            1994
-------------------------------------------------------------------------------

Balance, beginning of year           $ 109,753          104,442         103,030
  Depreciation - original                8,112            8,273           8,538
  Depreciation - improvements              494              434             420
  Disposals                             (2,648)          (3,396)         (7,546)
-------------------------------------------------------------------------------

Balance, end of year                 $ 115,711          109,753         104,442
===============================================================================

The Ardmore, OK property was written down by $1,100 during 1996 upon the Company's adoption of SFAS 121.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL PROPERTY ANALYSTS MASTER
                              LIMITED PARTNERSHIP
                              (Registrant)

                              By: EBL&S, Inc., its sole general partner



                              By: /s/ Edward B. Lipkin
                                  ---------------------
                                  Edward B. Lipkin
                                  President

                              Date: March 26, 1997
                                    --------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Capacity                                Date
---------                     --------                                ----
                              President and Director of EBL&S, Inc.
/s/ Edward B. Lipkin          Principal Executive Officer,
------------------------      Principal Accounting Officer and
Edward B. Lipkin              Principal Financial Officer             March 26, 1997
                                                                      --------------



/s/ Howard N. Brownstein      Director of EBL&S, Inc.                 March 26, 1997
------------------------                                              --------------
Howard N. Brownstein