Form 10-Q
period 1997-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1997-05-15
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________.


                                     0-24816
                            (Commission File Number)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                       23-2610414
----------------------------                  ---------------------------------
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

      Yes  [X]     No [ ]

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

    Units of Limited Partnership Interest                  100,000 units
    -------------------------------------        -----------------------------
                 (Class)                         (Outstanding at May 13, 1997)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX

                                                                 Page No.
                                                                 --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Combined Balance Sheets
     March 31, 1997 and December 31, 1996                            3

   Combined Statements of Operations and Changes in
   Partners' Deficit
    Three Months ended March 31, 1997 and 1996                       4

   Combined Statements of Cash Flows
    Three Months ended March 31, 1997 and 1996                       5

   Notes to Combined Financial Statements                            6

  Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                 7


PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K                                       9


SIGNATURES                                                          10

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED BALANCE SHEETS
(IN THOUSANDS)

                                                       MARCH 31,    DECEMBER 31,
                                                          1997           1996
                                                         -------        -------
                                                      (UNAUDITED)
Assets

Rental Property, at cost:
    Land                                                 $18,705        $18,663
    Buildings                                            259,462        258,922
                                                         -------        -------
                                                         278,167        277,585
    Less accumulated depreciation                        117,838        115,711
                                                         -------        -------
Rental property, net                                     160,329        161,874
                                                         -------        -------
Cash and cash equivalents                                    438            867
Restricted cash                                            1,899          2,030
Tenant accounts receivable, net of allowance
    of $20 - 1997 and 1996                                 1,033            853
Unbilled rent receivable                                   1,285          1,440
Tenant leasing costs                                         310            323
Accounts receivable and other assets                         808            910
                                                         -------        -------
Total assets                                            $166,102       $168,297
                                                         =======        =======
Liabilities and Partners' Deficit
Wraparound mortgages payable                            $459,169       $460,856
                                                         -------        -------
Less unamortized discount based on imputed
    interest rate of 12%                                 261,818        263,928
                                                         -------        -------
Wraparound mortgages payable less
    unamortized discount                                 197,351        196,928

Due to the Pension Group                                   1,990          1,170
Other borrowings                                             424            235
Deferred revenue                                             172            248
Accounts payable and other liabilities                     2,853          2,997
Finance lease obligation                                   2,650          2,650
Deposit on sale of property                                2,440          2,440
                                                         -------        -------
Total liabilities                                        207,880        206,668

Partners' deficit                                        (41,778)       (38,371)
                                                         -------        -------

Total liabilities and partners' deficit                 $166,102       $168,297
                                                         =======        =======

The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED) (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                               THREE MONTHS
                                                                  ENDED
                                                                 MARCH 31,
                                                            1997         1996
                                                          --------     --------
Income:
    Rental income                                           $5,729       $5,827
    Other charges to tenants                                 1,871        1,734
    Interest income                                             40           57
                                                          --------     --------
Total Income                                                 7,640        7,618
                                                          ========     ========

Operating expenses:
    Interest expense                                         5,766        5,713
    Real estate taxes                                        1,510        1,557
    Management fees and leasing commissions                    376          366
    Common area maintenance expenses                           744          760
    Ground rent                                                190          187
    Repairs and maintenance                                    171          166
    General and administrative                                  93          236
    Depreciation and amortization                            2,197        2,198
                                                          --------     --------
Total operating expenses                                    11,047       11,183
                                                          --------     --------

Operating loss                                              (3,407)      (3,565)
Other expenses:
    Net gain (loss) on disposition of properties                 0         (159)
                                                          --------     --------

Loss before extraordinary items                             (3,407)      (3,724)
Extraordinary items:

    Forgiveness of wraparound mortgages payable
      on dispositions and foreclosures
      of properties                                              0            0
                                                          --------     --------

Net loss                                                    (3,407)      (3,724)

Partners' deficit:
    Beginning of period                                    (38,371)     (24,892)
                                                          --------     --------

    End of period                                         ($41,778)    ($28,616)
                                                          --------     --------
Per Unit data:

    Operating loss                                         ($34.07)     ($35.65)
                                                          --------     --------

    Net loss                                               ($34.07)     ($37.24)
                                                          --------     --------

The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                               1997       1996
                                                             -------    -------
     Cash flows from operating activities:
    Net loss                                                 ($3,407)   ($3,724)
                                                             -------    -------
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                          2,127      2,148
        Amortization of discount                               2,110      2,055
        Net loss on disposition of properties
          including forgiveness of wraparound
          mortgages payable                                        0        159
        Decrease (increase) in tenant accounts
          receivable                                            (180)       157
        Decrease in unbilled rent receivable, net                155        162
        Decrease (increase) in tenant leasing costs               13        (15)
        Decrease in accounts receivable and
          other assets                                           102         18
        Increase (decrease) in accounts payable
          and other liabilities                                 (144)       670
        Decrease in deferred revenue                             (76)         0
                                                             -------    -------

Net cash provided by operating activities                        700      1,630
                                                             -------    -------

Cash flows provided by (used in) financing activities:
      Payments on wraparound mortgages                        (2,236)    (1,928)
      Advances to the Pension Group                                0        542
      Increase in due to the Pension Group                       820          0
      Proceeds from other borrowings                             189          0
      Proceeds from additional debt                              549          0
                                                             -------    -------

Net cash used in financing activities                           (678)    (1,386)
                                                             -------    -------
Cash flows provided by (used in)
  investing activities:
      Disposition of properties                                    0        167
      Improvements to rental property                           (582)      (872)
                                                             -------    -------

Net cash used in investing activities                           (582)      (705)
                                                             -------    -------

Increase (decrease) in cash                                     (560)      (461)

Cash:
  Beginning of period                                          2,897      1,900
                                                             -------    -------
  End of period                                               $2,337     $1,439
                                                             =======    =======

The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements (Unaudited)

March 31, 1997
(in thousands)


Note 1: Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the years ended December 31, 1996 and 1995.


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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 57 properties at March 31, 1997 versus 59 at March 31, 1996. In July and September, 1996, respectively, the Red Wing, Minnesota and El Paso, Texas properties were sold. Income increased for the three month period ended March 31, 1997 versus March 31, 1996 by $22,000. The increase for the three month period ended March 31, 1997 versus March 31, 1996 was primarily due to an increase in reimbursements for real estate taxes and common area maintenance expenses.

Operating expenses decreased for the three month period ended March 31, 1997 versus March 31, 1996 by $136,000. The decrease in operating expenses was primarily due to a decrease in legal fees associated with tenant litigation.

Net loss on disposition of properties for the three month period ended March 31, 1997 versus March 31, 1996 decreased by $159,000. The variance was due to the disposition of the Boone, Iowa property in January, 1996, which produced a net loss on disposition of properties for the three months ended March 31, 1996.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)


Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operations for the three month period ended March 31, 1997 was $700,000. Net cash used in financing and investing activities was $678,000 and $582,000, respectively. As a result of the above, there was a $560,000 decrease in cash for the three months ended March 31, 1997.

As of March 31, 1997, the underlying mortgages were current for all the properties except for the properties located in Ardmore, Oklahoma, East Meadow, New York, Fond du Lac, Wisconsin, Temple Terrace, Florida and Wheelersburg, Ohio. The second mortgage loan on the Ardmore property is significantly past due and there are no plans to bring this loan current. NPAMLP has not received any notice from the holder of this loan in six years. The mortgage loan on the East Meadow property matured in July, 1995. During 1996, NPAMLP negotiated an extension and forbearance agreement with the lender. The term of the mortgage loan was extended to July, 1997 and may be extended to July, 1999. The underlying second mortgage loan on the Fond du Lac property matured in March, 1996. NPAMLP is currently engaged in negotiations with this lender for an extension. As of March 31, 1997, the mortgage loan on the Temple Terrace property was delinquent fifteen months. The lender has declared a default with respect to this mortgage. The Temple Terrace property is owned by Ocala Realty Associates (Ocala), which in October, 1996 filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Ocala has been operating as a Debtor-In-Possession since the filing date and intends to file a Plan of Reorganization during the second quarter of this year. In February, 1996, NPAMLP entered into a contract for sale of the Temple Terrace property, which is expected to be consummated during the second quarter of this year. NPAMLP intends to utilize proceeds from the sale to satisfy the delinquent amount. The underlying mortgage loan on the Wheelersburg property matured in November, 1995. NPAMLP negotiated an extension and forbearance agreement that expired on December 31, 1996. NPAMLP is currently engaged in negotiations with this lender for an extension.

In September, 1996, NPAMLP obtained a $1,000,000 line of credit from Firstrust Bank. Proceeds from the line of credit are utilized for capital and tenant improvements to the properties. At March 31, 1997, $424,000 has been advanced under this line of credit.

As of March 31, 1997, NPAMLP was obligated for approximately $511,000 of capital commitments which are primarily for roof repairs and replacements.

                                     PART II



Item 6(B).  Reports on Form 8-K

                The registrant was not required to file any current reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       National Property Analysts Master Limited
                       Partnership
                       --------------------------------------------------
                       (Registrant)

                       Date: May 13, 1997
                       --------------------------------------------------

                       By:  EBL&S, Inc., its sole general partner
                          -----------------------------------------------

                       By: /s/ Edward B. Lipkin
                          -----------------------------------------------
                          Name: Edward B. Lipkin
                          Title:   President and Principal Financial Officer