Form 10-Q
period 1997-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1997-08-13
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________.


                                     0-24816
                            (Commission File Number)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Delaware                            23-2610414
         -----------------------------     ---------------------------------
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

                                  Yes  X  No
                                      ---    ---

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

    Units of Limited Partnership Interest                 100,000 units
---------------------------------------------   --------------------------------
                 (Class)                        (Outstanding at August 12, 1997)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Combined Balance Sheets
     June 30, 1997 and December 31, 1996                                    3

   Combined Statements of Operations and Changes in
   Partners' Deficit
    Three and Six Months ended June 30, 1997 and 1996                       4

   Combined Statements of Cash Flows
    Six Months ended June 30, 1997 and 1996                                 5

   Notes to Combined Financial Statements                                   6

  Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                        7

PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K                                              9

SIGNATURES                                                                  10

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED BALANCE SHEETS
(IN THOUSANDS)

                                                      JUNE 30,        DECEMBER 31,
                                                       1997              1996
                                                     ---------        ---------
                                                    (UNAUDITED)
ASSETS

RENTAL PROPERTY, AT COST:
    LAND                                             $  18,579        $  18,663
    BUILDINGS                                          260,039          258,922
                                                     ---------        ---------
                                                       278,618          277,585
    LESS ACCUMULATED DEPRECIATION                      120,030          115,711
                                                     ---------        ---------
RENTAL PROPERTY, NET                                   158,588          161,874
                                                     ---------        ---------
CASH AND CASH EQUIVALENTS                                  748              867
RESTRICTED CASH                                          1,956            2,030
TENANT ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
    OF $20 - 1997 AND 1996                                 766              853
UNBILLED RENT RECEIVABLE                                 1,264            1,440
TENANT LEASING COSTS                                       233              323
ACCOUNTS RECEIVABLE AND OTHER ASSETS                       826              910
                                                     ---------        ---------
TOTAL ASSETS                                         $ 164,381        $ 168,297
                                                     =========        =========
LIABILITIES AND PARTNERS' DEFICIT

WRAPAROUND MORTGAGES PAYABLE                         $ 456,636        $ 460,856
LESS UNAMORTIZED DISCOUNT BASED ON IMPUTED
    INTEREST RATE OF 12%                               259,359          263,928
                                                     ---------        ---------
WRAPAROUND MORTGAGES PAYABLE LESS
    UNAMORTIZED DISCOUNT                               197,277          196,928

DUE TO THE PENSION GROUP                                 2,844            1,170
OTHER BORROWINGS                                           593              235
DEFERRED REVENUE                                           202              248
ACCOUNTS PAYABLE AND OTHER LIABILITIES                   2,651            2,997
FINANCE LEASE OBLIGATION                                 2,650            2,650
DEPOSIT ON SALE OF PROPERTY                              2,440            2,440
                                                     ---------        ---------
TOTAL LIABILITIES                                      208,657          206,668
PARTNERS' DEFICIT                                      (44,276)         (38,371)
                                                     ---------        ---------
TOTAL LIABILITIES AND PARTNERS' DEFICIT              $ 164,381        $ 168,297
                                                     =========        =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED FINANCIAL STATEMENTS.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED) (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                             THREE MONTHS                     SIX MONTHS
                                                                ENDED                           ENDED
                                                               JUNE 30,                        JUNE 30,
                                                       ------------------------        ------------------------
                                                         1997            1996            1997            1996
                                                       --------        --------        --------        --------
INCOME:
    RENTAL INCOME                                      $  6,012        $  6,269        $ 11,741        $ 12,096
    OTHER CHARGES TO TENANTS                              1,974           1,510           3,845           3,244
    INTEREST INCOME                                          34              40              74              97
                                                       --------        --------        --------        --------
TOTAL INCOME                                              8,020           7,819          15,660          15,437
                                                       --------        --------        --------        --------
OPERATING EXPENSES:
    INTEREST EXPENSE                                      5,997           5,730          11,763          11,443
    REAL ESTATE TAXES                                     1,509           1,595           3,019           3,152
    MANAGEMENT FEES AND LEASING COMMISSIONS                 333             362             709             728
    COMMON AREA MAINTENANCE EXPENSES                        627             644           1,371           1,404
    GROUND RENT                                             134             137             324             324
    REPAIRS AND MAINTENANCE                                  73             108             244             274
    GENERAL AND ADMINISTRATIVE                              166             287             259             523
    DEPRECIATION AND AMORTIZATION                         2,265           2,205           4,462           4,403
                                                       --------        --------        --------        --------
TOTAL OPERATING EXPENSES                                 11,104          11,068          22,151          22,251
                                                       --------        --------        --------        --------
OPERATING LOSS                                           (3,084)         (3,249)         (6,491)         (6,814)
OTHER EXPENSES:
    NET GAIN (LOSS) ON DISPOSITION OF PROPERTIES            586               0             586            (159)
                                                       --------        --------        --------        --------
LOSS BEFORE EXTRAORDINARY ITEMS                          (2,498)         (3,249)         (5,905)         (6,973)
EXTRAORDINARY ITEMS:
    FORGIVENESS OF WRAPAROUND MORTGAGES PAYABLE
      ON DISPOSITIONS AND FORECLOSURES
      OF PROPERTIES                                           0               0               0               0
                                                       --------        --------        --------        --------
NET LOSS                                                 (2,498)         (3,249)         (5,905)         (6,973)
PARTNERS' DEFICIT:
    BEGINNING OF PERIOD                                 (41,778)        (28,616)        (38,371)        (24,892)
                                                       --------        --------        --------        --------
    END OF PERIOD                                      ($44,276)       ($31,865)       ($44,276)       ($31,865)
                                                       ========        ========        ========        ========
PER UNIT DATA:
    OPERATING LOSS                                     ($ 30.84)       ($ 32.49)       ($ 64.91)       ($ 68.14)
                                                       ========        ========        ========        ========
    NET LOSS                                           ($ 24.98)       ($ 32.49)       ($ 59.05)       ($ 69.73)
                                                       ========        ========        ========        ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED FINANCIAL STATEMENTS.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                    SIX MONTHS
                                                                      ENDED
                                                                     JUNE 30,
                                                             ----------------------
                                                              1997           1996
                                                             -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET LOSS                                                 ($5,905)       ($6,973)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      PROVIDED BY (USED IN) OPERATING ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                          4,319          4,301
        AMORTIZATION OF DISCOUNT                               4,569          4,528
        NET LOSS (GAIN) ON DISPOSITION OF PROPERTIES
          INCLUDING FORGIVENESS OF WRAPAROUND
          MORTGAGES PAYABLE                                     (586)           159
        DECREASE (INCREASE) IN TENANT ACCOUNTS
          RECEIVABLE                                              87             52
        DECREASE IN UNBILLED RENT RECEIVABLE, NET                176            182
        DECREASE (INCREASE) IN TENANT LEASING COSTS               90            (29)
        DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE
          AND OTHER ASSETS                                        84            (84)
        INCREASE (DECREASE) IN ACCOUNTS PAYABLE
          AND OTHER LIABILITIES                                 (346)         1,306
        DECREASE IN DEFERRED REVENUE                             (46)             0
                                                             -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      2,442          3,442
                                                             -------        -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
      PAYMENTS ON WRAPAROUND MORTGAGES                        (4,769)        (3,701)
      ADVANCES TO THE PENSION GROUP                                0          1,090
      INCREASE IN DUE TO THE PENSION GROUP                     1,674             (0)
      PROCEEDS FROM OTHER BORROWINGS                             358              0
      PROCEEDS FROM ADDITIONAL DEBT                              549              0
                                                             -------        -------
NET CASH USED IN FINANCING ACTIVITIES                         (2,188)        (2,611)
                                                             -------        -------
CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
      DISPOSITION OF PROPERTIES                                  586            167
      IMPROVEMENTS TO RENTAL PROPERTY                         (1,033)        (1,127)
                                                             -------        -------
NET CASH USED IN INVESTING ACTIVITIES                           (447)          (960)
                                                             -------        -------
DECREASE IN CASH                                                (193)          (129)
CASH:
  BEGINNING OF PERIOD                                          2,897          1,900
                                                             -------        -------
  END OF PERIOD                                              $ 2,704        $ 1,771
                                                             =======        =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED FINANCIAL STATEMENTS.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Financial Statements (Unaudited)

June 30, 1997
(in thousands)


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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 57 properties at June 30, 1997 versus 59 at June 30, 1996. In July and September 1996, respectively, the Red Wing, Minnesota and El Paso, Texas properties were sold. Income increased for the three and six month periods ended June 30, 1997 versus June 30, 1996 by $201,000 and $223,000, respectively. The increase was primarily due to tenant termination fee income, which was partially offset by decreased rental income arising from property dispositions and tenant terminations.

Operating expenses decreased for the six month period ended June 30, 1997 versus June 30, 1996 by $100,000. The decrease in operating expenses was primarily due to a decrease in legal fees associated with tenant litigation.

Net gain on disposition of properties for the three and six month periods ended June 30, 1997 versus June 30, 1996 increased by $586,000 and $745,000, respectively. The variance was due to the disposition of two outparcels of the Cottage Grove, Minnesota property in the second quarter of 1997, which produced a net gain on disposition of properties of $586,000 and the disposition of the Boone, Iowa property in January 1996, which produced a net loss on disposition of properties of $159,000 for the three and six months ended June 30, 1996.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)


Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operations for the six month period ended June 30, 1997 was $2,442,000. Net cash used in financing and investing activities was $2,188,000 and $447,000, respectively. As a result of the above, there was a $193,000 decrease in cash for the six months ended June 30, 1997.

As of June 30, 1997, the underlying mortgages were current for all the properties except for the properties located in Ardmore, Oklahoma, East Meadow, New York, Fond du Lac, Wisconsin, Temple Terrace, Florida and Wheelersburg, Ohio. The second mortgage loan on the Ardmore, Oklahoma property is significantly past due and there are no plans to bring this loan current. NPAMLP has not received any notice from the holder of this loan in six years. The mortgage loan on the East Meadow, New York property matured in July 1995. The East Meadow, New York property is owned by East Meadow Associates (East Meadow), which in May 1997 filed for protection under Chapter 11 of the U.S. Bankruptcy Code. East Meadow has been operating as a Debtor-In-Possession since the filing date and intends to file a Plan of Reorganization during the third quarter of this year. The underlying second mortgage loan on the Fond du Lac, Wisconsin property matured in March 1996. NPAMLP is currently engaged in negotiations with this lender for an extension. As of June 30, 1997, the mortgage loan on the Temple Terrace, Florida property was delinquent eighteen months. The lender has declared a default with respect to this mortgage. The Temple Terrace, Florida property is owned by Ocala Realty Associates (Ocala), which in October 1996 filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Ocala has been operating as a Debtor-In-Possession since the filing date and intends to file a Plan of Reorganization during the third quarter of this year. Ocala entered into a contract for sale of the Temple Terrace, Florida property, which is expected to be consummated during the third quarter of this year. NPAMLP intends to utilize proceeds from the sale to satisfy the delinquent amount. The underlying mortgage loan on the Wheelersburg, Ohio property matured in November 1995. NPAMLP negotiated an extension and forbearance agreement that will expire on December 31, 1997.

In September 1996, NPAMLP obtained a $1,000,000 line of credit from Firstrust Bank. Proceeds from the line of credit are utilized for capital and tenant improvements to the properties. At June 30, 1997, $593,000 has been advanced under this line of credit.

As of June 30, 1997, NPAMLP was obligated for approximately $353,000 of capital commitments which are primarily for roof repairs and replacements.

                                     PART II

Item 6(B). Reports on Form 8-K

         The registrant was not required to file any current reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           National Property Analysts Master Limited
                           Partnership
                           -------------------------------------------
                           (Registrant)

                           Date: August 12, 1997
                           -------------------------------------------

                           By: EBL&S, Inc., its sole general partner
                              ----------------------------------------

                           By: /s/ Edward B. Lipkin
                              ----------------------------------------
                              Name: Edward B. Lipkin
                              Title: President and Principal Financial Officer