Form 10-Q
period 1997-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1997-11-13
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

  X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
----
Act of 1934 for the quarterly period ended September 30, 1997.

     Transition report pursuant to Section 13 or 15(d) of the Securities
----
Exchange Act of 1934 for the transition period from _____________ to
____________.


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

      Yes    X        No
          ------         ------

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

  Units of Limited Partnership Interest                   100,000 units
------------------------------------------     -------------------------------
             (Class)                          (Outstanding at November 12, 1997)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX


                                                                                                      Page No.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION
------------------------------

  Item 1.  Financial Statements
   Combined Balance Sheets
     September 30, 1997 and December 31, 1996                                                              3

   Combined Statements of Operations and Changes in
   Partners' Deficit
    Three and Nine Months ended September 30, 1997 and 1996                                                4

   Combined Statements of Cash Flows
    Nine Months ended September 30, 1997 and 1996                                                          5

   Notes to Combined Financial Statements                                                                  6

  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                                           7

PART II.  OTHER INFORMATION
---------------------------

  Item 6.  Reports on Form 8-K                                                                             9

SIGNATURES                                                                                                10
----------

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED BALANCE SHEETS
(IN THOUSANDS)

===================================================================================================================================
                                                                                            SEPTEMBER 30,             DECEMBER 31,
                                                                                                1997                      1996
                                                                                         ------------------------------------------
                                                                                             (UNAUDITED)
ASSETS
-----------------------------------------------------------------------------------------------------------------------------------
Rental property, at cost:
    Land                                                                                         $17,970                   $18,663
    Buildings                                                                                    256,642                   258,922
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 274,612                   277,585
    Less accumulated depreciation                                                                120,276                   115,711
-----------------------------------------------------------------------------------------------------------------------------------
Rental property, net                                                                             154,336                   161,874
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                            955                       867
Restricted cash                                                                                    1,854                     2,030
Tenant accounts receivable, net of allowance
    of $20 - 1997 and 1996                                                                           595                       853
Unbilled rent receivable                                                                           1,241                     1,440
Tenant leasing costs                                                                                 216                       323
Accounts receivable and other assets                                                                 822                       910
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                    $160,019                  $168,297
===================================================================================================================================

LIABILITIES AND PARTNERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------------------------
Wraparound mortgages payable                                                                    $454,038                  $460,856
Less unamortized discount based on imputed
    interest rate of 12%                                                                         257,300                   263,928
-----------------------------------------------------------------------------------------------------------------------------------
Wraparound mortgages payable less
    unamortized discount                                                                         196,738                   196,928

Due to the Pension Group                                                                           3,698                     1,170
Other borrowings                                                                                     593                       235
Deferred revenue                                                                                     219                       248
Accounts payable and other liabilities                                                             2,929                     2,997
Finance lease obligation                                                                           2,650                     2,650
Deposit on sale of property                                                                        2,440                     2,440
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                209,267                   206,668

Partners' deficit                                                                                (49,248)                  (38,371)
-----------------------------------------------------------------------------------------------------------------------------------

Total liabilities and partners' deficit                                                         $160,019                  $168,297
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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED) (IN THOUSANDS, EXCEPT PER UNIT DATA)

==================================================================================================================================
                                                                    THREE MONTHS                           NINE MONTHS
                                                                        ENDED                                 ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                               -------------------------------------------------------------------
                                                                 1997               1996               1997            1996
----------------------------------------------------------------------------------------------------------------------------------
Income:
    Rental income                                                    $5,955             $5,640            $17,696         $17,736
    Other charges to tenants                                          1,909              1,676              5,754           4,920
    Interest income                                                      31                 43                105             140
----------------------------------------------------------------------------------------------------------------------------------
Total income                                                          7,895              7,359             23,555          22,796
----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
    Interest expense                                                  6,101              5,726             17,864          17,169
    Real estate taxes                                                 1,660              1,665              4,679           4,817
    Management fees and leasing commissions                             335                334              1,044           1,062
    Common area maintenance expenses                                    500                561              1,871           1,965
    Ground rent                                                         155                142                479             466
    Repairs and maintenance                                             299                177                543             451
    General and administrative                                          193                118                452             641
    Depreciation and amortization                                     2,172              2,217              6,634           6,620
----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                             11,415             10,940             33,566          33,191
----------------------------------------------------------------------------------------------------------------------------------

Operating loss                                                       (3,520)            (3,581)           (10,011)        (10,395)
Other expenses:
    Net gain (loss) on disposition of properties                     (1,452)               613               (866)            454
----------------------------------------------------------------------------------------------------------------------------------

Loss before extraordinary items                                      (4,972)            (2,968)           (10,877)         (9,941)
Extraordinary items:

    Forgiveness of wraparound mortgages payable
      on dispositions and foreclosures
      of properties                                                       0                492                  0             492
----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                             (4,972)            (2,476)           (10,877)         (9,449)

Partners' deficit:
    Beginning of period                                             (44,276)           (31,865)           (38,371)        (24,892)
----------------------------------------------------------------------------------------------------------------------------------

    End of period                                                  ($49,248)          ($34,341)          ($49,248)       ($34,341)
==================================================================================================================================

Per Unit data:

    Operating loss                                                  ($35.20)           ($35.81)          ($100.11)       ($103.95)
==================================================================================================================================

    Net loss                                                        ($49.72)           ($24.76)          ($108.77)        ($94.49)
==================================================================================================================================

The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

===============================================================================================================================
                                                                                                NINE MONTHS
                                                                                                   ENDED
                                                                                                SEPTEMBER 30,
                                                                                 ----------------------------------------------
                                                                                        1997                      1996
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                                                ($10,877)                  ($9,449)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                                          6,433                     6,469
        Amortization of discount                                                               6,628                     7,002
        Net loss (gain) on disposition of properties
          including forgiveness of wraparound
          mortgages payable                                                                      866                      (946)
        Decrease in tenant accounts receivable                                                   258                       244
        Decrease in unbilled rent receivable, net                                                199                       240
        Decrease (increase) in tenant leasing costs                                              107                       (30)
        Decrease (increase) in accounts receivable
          and other assets                                                                        88                      (376)
       (Decrease) increase in accounts payable
          and other liabilities                                                                  (68)                    4,774
        Decrease in deferred revenue                                                             (29)                        0
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                      3,605                     7,928
-------------------------------------------------------------------------------------------------------------------------------

Cash flows provided by (used in) financing activities:
      Payments on wraparound mortgages                                                        (7,367)                   (7,659)
      Advances to the Pension Group                                                                0                     1,642
      Increase in due to the Pension Group                                                     2,528                        (0)
      Proceeds from other borrowings                                                             358                         0
      Proceeds from additional debt                                                              549                         0
-------------------------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                                         (3,932)                   (6,017)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows provided by (used in)
  investing activities:
      Disposition of properties                                                                1,652                     2,941
      Improvements to rental property                                                         (1,413)                   (5,013)
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                              239                    (2,072)
-------------------------------------------------------------------------------------------------------------------------------

Decrease in cash                                                                                 (88)                     (161)

Cash:
  Beginning of period                                                                          2,897                     1,900
-------------------------------------------------------------------------------------------------------------------------------
  End of period                                                                               $2,809                    $1,739
===============================================================================================================================

The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements (Unaudited)

September 30, 1997
(in thousands)


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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)


Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 56 properties at September 30, 1997 versus 57 at September 30, 1996. The Maplewood, Missouri property was sold in July 1997. Income increased for the three and nine month periods ended September 30, 1997 versus September 30, 1996 by $536,000 and $759,000, respectively. The increase for the three and nine month periods ended September 30, 1997 versus September 30, 1996 was primarily due to increased rental income arising from leasing activities and percentage rents, and income from tenant terminations.

Operating expenses increased for the three and nine month periods ended September 30, 1997 versus September 30, 1996 by $475,000 and $375,000, respectively. The increase for the three and nine month periods ended September 30, 1997 versus September 30, 1996 was primarily due to increased interest expense.

Net loss on disposition of properties for the three and nine month periods ended September 30, 1997 versus September 30, 1996 increased by $2,065,000 and $1,320,000, respectively. The variance was due to the disposition of the Maplewood, Missouri property in the third quarter of 1997, which produced a net loss of $1,452,000, the disposition of two out parcels of the Cottage Grove, Minnesota property in the second quarter of 1997, which produced a net gain of $586,000, the dispositions of the El Paso, Texas and Red Wing, Minnesota properties and an out parcel of the Fond du Lac, Wisconsin property in the third quarter of 1996, which produced an aggregate net gain of $613,000, and the disposition of the Boone, Iowa property in the first quarter of 1996, which produced a net loss of $159,000. Forgiveness of wraparound mortgages payable on dispositions and foreclosures of properties resulted from the disposition of the El Paso, Texas property in the third quarter of 1996

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)


Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources

Net cash provided by operations for the nine month period ended September 30, 1997 was $3,605,000. Payments on mortgages and other financing activities used $3,932,000. Disposition of properties, net of improvements to rental property provided $239,000. As a result of the above, there was a $88,000 decrease in cash for the nine months ended September 30, 1997.

As of September 30, 1997, the underlying mortgages were current for all the properties except for the properties located in Ardmore, Oklahoma, East Meadow, New York, Temple Terrace, Florida and Wheelersburg, Ohio. The second mortgage loan on the Ardmore, Oklahoma property is significantly past due and there are no plans to bring this loan current. NPAMLP has not received any notice from the holder of this loan in six years. The mortgage loan on the East Meadow, New York property matured in July 1995. The East Meadow, New York property is owned by East Meadow Associates (East Meadow), which in May 1997 filed for protection under Chapter 11 of the U.S. Bankruptcy Code. East Meadow has been operating as a Debtor-In-Possession since the filing date and intends to file a Plan of Reorganization during the fourth quarter of this year. In October 1997, East Meadow entered into a court approved agreement whereby the East Meadow, New York property will be conveyed to the underlying mortgagee in January 1998. NPAMLP does not anticipate a loss on the disposition of the East Meadow, New York property. As of September 30, 1997, the mortgage loan on the Temple Terrace property was delinquent approximately twenty months. The lender has declared a default with respect to this mortgage. The Temple Terrace, Florida property is owned by Ocala Realty Associates (Ocala), which in October 1996 filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Ocala has been operating as a Debtor-In-Possession since the filing date and intends to file a Plan of Reorganization during the fourth quarter of this year. Ocala entered into a contract for sale of the Temple Terrace, Florida property, which is expected to be consummated during the fourth quarter of this year. NPAMLP intends to utilize proceeds from the sale to satisfy the delinquent amount. The underlying mortgage loan on the Wheelersburg, Ohio property matured in November 1995. NPAMLP negotiated an extension and forbearance agreement that will expire on December 31, 1997.

In September 1996, NPAMLP obtained a $1,000,000 line of credit from Firtrust Bank. Proceeds from the line of credit are utilized for capital and tenant improvements to the properties. At September 30, 1997, $593,000 has been advanced under this line of credit.

As of September 30, 1997, NPAMLP was obligated for approximately $345,000 of capital commitments which are primarily for roof repairs and replacement and tenant improvement costs.

                                     PART II



Item 6(B).  Reports on Form 8-K

                     The registrant was not required to file any current reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  National Property Analysts Master Limited
                  Partnership
                  -----------------------------------------------------
                  (Registrant)

                  Date:  November 12, 1997
                         ----------------------------------------------

                  By:    EBL&S, Inc., its sole general partner
                         ----------------------------------------------


                  By:    /s/ Edward B. Lipkin
                         ----------------------------------------------
                         Name:   Edward B. Lipkin
                         Title:  President and Principal Financial Officer