Form 10-K405
period 1997-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1998-03-30
CIK 926843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended              December 31, 1997

              Commission File Number                      0-24816

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
             (Exact name of Registrant as Specified in its Charter)

                       Delaware                          23-2610414
              (State of other jurisdiction    (IRS Employer Identification No.)
              incorporation or organization)

        230 S. Broad Street, Mezzanine, Philadelphia, Pennsylvania 19102
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code:(215)790-4700

           Securities registered pursuant to Section 12(b) of the Act:

              Title of each class to                Name of exchange on
              be so registered                      which each class
                                                    is to be registered

                     None                                  N/A

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (2) has been subject to such filing requirements for the past 90 days.

                                      Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-
affiliates of the Registrant:   N/A

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

                                     Yes  X     No

DOCUMENTS INCORPORATED BY REFERENCE

     Part 1     Part II     Part III     Part IV

     (None)     (None)      (None)       Exhibits from Form 10
                                         Registration Statement
                                         and from Form 10-K
                                         Annual Report filed
                                         April 1, 1996
                                         No. 0-24816

                                      INDEX
                                                                         Page
PART I

  Item 1.       Business.................................................  1
                 I.   Summary............................................  1
                 II.  MLP Objectives and Policies........................  2
                 III. Glossary...........................................  4
  Item 2.       Properties...............................................  6
  Item 3.       Legal Proceedings........................................  7
  Item 4.       Submission of Matters to a Vote of
                 Security Holders........................................  7

PART II

  Item 5.       Market Price for the Registrant's Common
                 Equity and Related Stockholder Matters.................  19
                 I.   No Trading Market.................................  19
                 II.  Distributions of Cash Flow From Operations........  19
                 III. Proceeds of Sales Distributions...................  19
                 IV.  Certain Income Tax Considerations.................  19
  Item 6.       Selected Financial Data.................................  21
  Item 7.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........  22
                 I.   Liquidity and Capital Resources...................  22
                 II.  Results of Operations.............................  25
                 III. Year 2000.........................................  26
                 IV.  Indebtedness Secured by the Properties............  26
  Item 8.       Financial Statements and Supplementary Data.............  28
  Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................  28

PART III

  Item 10.      Directors and Executive Officers of the
                 Registrant.............................................  29
  Item 11.      Executive Compensation..................................  29
  Item 12.      Security Ownership of Certain Beneficial Owners
                 and Management.........................................  29
  Item 13.      Certain Relationships and Related Transactions..........  29
                 I.   Compensation and Fees.............................  29
                 II.  Property and Management Affiliate.................  31
                 III. Conflicts of Interest.............................  31
                 IV.  Summary of Relationships..........................  32
                 V.   Related Party Transactions........................  32

PART IV.

  Item 14.      Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K....................................  33
                 I.   Documents Filed as Part of this Report............  33
                 II.  Reports of Form 8-K...............................  34

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

         A.  THE MASTER LIMITED PARTNERSHIP

         National Property Analysts Master Limited Partnership (the "MLP") was organized under the Delaware Revised Uniform Limited Partnership Act in January, 1990 as part of a consolidation of the operation of properties owned by certain limited partnerships (the "Partnerships") previously sponsored by National Property Analysts, Inc. and its affiliates ("NPA"). The term of the MLP will continue until December 31, 2015, unless sooner terminated in accordance with the terms of the limited partnership agreement of the MLP (the "Partnership Agreement").

         The MLP's principal executive offices are located at 230 South Broad Street, Mezzanine, Philadelphia, Pennsylvania 19102 (telephone:
215-790-4700).

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

         C.  THE PROPERTIES AND INDEBTEDNESS SECURED BY THE PROPERTIES

         The MLP owns 56 properties as of December 31, 1997 which consist primarily of shopping centers and free standing, single tenant retail stores (the "Properties"). The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. See "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of
Operations."

         D.  MLP OBJECTIVES AND POLICIES

         The MLP intends to hold the Properties until such time as it is deemed prudent to dispose of the Properties. However, the Partnership in accordance with the terms of the Partnership Agreement will terminate on December 31, 2015. See "Item 1. Business - MLP Objectives and Policies."

         The Limited Partners are prohibited from transferring their interests in the MLP except by will, inheritance or operation of law and no additional Limited Partners may be admitted as partners of the MLP.

         E.  LIMITED PARTNERS' SHARE OF CASH FLOW FROM OPERATIONS

         The Limited Partners will receive, on an annual basis, 99% of the Cash Flow from Operations as defined in the Partnership Agreement. It is not anticipated that the MLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.

         F.  LIMITED PARTNERS' SHARE OF PROCEEDS OF SALES DISTRIBUTIONS

         Proceeds of Sales of the Properties available to be distributed by the MLP will be distributed 99% to the Limited Partners and 1% to the General Partner.

         G.  ALLOCATIONS OF PROFITS AND LOSSES

         Taxable income from MLP operations or from a capital transaction will be allocated 99% to the Limited Partners and 1% to the General

Partner. Taxable losses from MLP operations or from capital transactions generally will be allocated 99% to the Limited Partners and 1% to the General Partner.

         H.  COMPENSATION TO THE GENERAL PARTNER AND AFFILIATES

         The General Partner will receive certain compensation for its services, including: (i) reimbursement of certain of its expenses; and
(ii) a portion of Cash Flow from Operations and Proceeds of Sales of the Properties. An affiliate of the General Partner will receive a management fee for managing the Properties and a leasing fee for obtaining or renewing leases. See "Item 13. Certain Relationships and Related Transactions - Compensation and Fees."

         I.  FISCAL YEAR

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

         It is anticipated that the forgiveness of Wrap Mortgages and the process of selling Properties, which are owned by Unaudited Partnerships, and applying sales proceeds to make payments on the Wrap Mortgages will result in the Limited Partners having to report substantial taxable income when the Properties are sold without the corresponding receipt of any cash proceeds therefrom (unless and until the Threshold Amount has been exceeded). It is intended, however, that by avoiding a foreclosure of Properties, the Consolidation and Restructuring may preserve for Limited Partners the potential for deriving an economic benefit from the future sales of the Properties, while at the same time possibly deferring the recognition of taxable income for some Limited Partners.

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

         The determination of whether a Property should be sold or otherwise disposed of will be made by the General Partner after consideration of relevant factors, including performance of the Property, market conditions, the financial requirements of the MLP and the tax consequences to Limited Partners, with a view toward achieving the principal investment objectives of the MLP. In connection with a sale of a Property, a purchase money obligation secured by a mortgage may be taken as part payment; there are no limitations or restrictions on the MLP's taking such purchase money obligations. The terms of payment to the MLP will be affected by custom in the area in which each Property is located and the then-prevailing economic conditions. To the extent the Partnership receives notes and other property instead of cash on sales, such proceeds (other than any interest payable thereon) will not be included in Proceeds of Sales of the Properties until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed of; and therefore, the distribution of such proceeds to the MLP may be delayed until such time.

         The MLP may not acquire additional properties. However, in the General Partner's discretion, the MLP may, in appropriate circumstances, exchange Properties for new properties in transactions structured to be non-taxable events in whole or in substantial part under Section 1031 of the Internal Revenue Code, and the proceeds or an involuntary conversion may be invested in property in transactions structured to be non-taxable in whole or in part under Section 1033 of the Internal Revenue Code.

         B.  COMPETITION FOR TENANTS

         The MLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores located in 27 states. Of the 56 Properties owned by the MLP, 35 properties have only 1 or 2 tenants ("Single Tenant Properties"). The tenants in the Single Tenant Properties are primarily national retailers or supermarkets ("Anchor Tenants"). The 21 remaining properties are multi-tenant shopping center properties ("Shopping Center Properties"). The tenants in the Shopping Center Properties generally include Anchor Tenants and a variety of tenants occupying less substantial portions of the property ("Local Tenants").

                  1.  ANCHOR TENANTS

         The Anchor Tenant leases are usually for 20 to 25 years. These Anchor Tenant leases are at various stages of maturity. Upon expiration of the initial lease term renewal options are usually available to the Anchor Tenants. See "Item 2. Properties." The high concentration of minimum rent received from Anchor Tenants under the terms of long term leases provide the MLP with protection against a significant reduction in rental income; however, this also restricts the growth opportunity for the MLP.

         As of December 31, 1997, there were ten Properties which had been vacated by Anchor Tenants, seven of which are stores owned or operated by Kmart Corporation ("Kmart"). The Anchor Tenants continue to make rental payments for these properties under the terms of their leases. The Anchor Tenants are attempting to market the space to other users. To date, the MLP has not had to market vacant Anchor Tenant space, but it has cooperated with the Anchor Tenant in its effort to market space it has vacated. To the extent that Anchor Tenant space becomes available at the end of a lease term, the MLP will attempt to re-lease the Anchor Tenant space in the same manner in which Local Tenant space is marketed (see below).

         The MLP's primary Anchor Tenant is Kmart and its subsidiaries which in 1997 accounted for approximately 50% of the rental income received by the MLP. The General Partner has had regularly scheduled meetings with representatives of Kmart to review and discuss with them their plans for the various Kmart stores. In the past, in instances where Kmart stores were determined to be undersized and inadequate to accommodate Kmart's current needs, expansions of the existing facilities were undertaken wherever possible. In some cases, Kmart determined to vacate Anchor Tenant space although they continued to pay the required rental payments.

         Two of the seven Kmart stores which are vacant but continuing to make rental payments are Anchor Tenants in Shopping Center Properties while the other five are the only tenant in Single Tenant Properties. Kmart has subleased portions of two of the seven properties to other users. Kmart remains obligated under the terms of its leases at the seven property locations for terms ranging from four to nineteen years.

         In past years Kmart experienced a downgrading of its credit rating as a result of its recent financial performance. Although Kmart's financial performance has improved, its credit rating has not been upgraded to its prior level. As a result, the MLP could have difficulty refinancing the balloon payments due on the Third Party Underlying Obligations on Properties where Kmart is the Anchor Tenant. See "Item
2. Properties."

                  2.  LOCAL TENANTS

         Marketing of Local Tenant space is accomplished through signage, direct mailing, advertisements and through coordinated listings with local leasing brokers.

         The MLP Properties' occupancy rate for Local Tenant space is 81%. The lease terms for Local Tenant space typically range from 3 years to 10 years. The competitive conditions applicable to Local Tenant space vary from Property to Property. However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to the MLP Properties, is typically a function of the MLP's rental rates as compared to the local market's. However, in instances where a multi-tenant Property has Anchor Tenant space and the Anchor Tenant space is vacant (currently three Shopping Center Properties have Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

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

         "EXCESS PROCEEDS" shall mean the Proceeds of Sales of the Properties in excess of the Minimum Payoff Amount and Capital Improvement Debt.

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

         "MLP" shall mean National Property Analysts Master Limited Partnership, a Delaware limited partnership.

         "NPA" shall mean National Property Analysts, Inc. and the corporations and partnerships now or previously controlled by, related to or affiliated with, directly or indirectly, National Property Analysts, Inc. and/or Messrs. Howard Brownstein and Edward Lipkin, including, but not limited to E & H Properties, Inc., National Property Analysts Management Company, and National Property Management Corp.

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

         "THRESHOLD AMOUNT" shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 1997, approximately $34,935,000 had been applied in reduction of the Threshold Amount.

         "UNAUDITED PARTNERSHIPS" shall mean the Partnerships included in the MLP which were not audited by the Internal Revenue Service.

         "UNITS" shall mean units of limited partnership interest in the MLP.

         "WRAP MORTGAGES" shall mean the mortgages securing the Wrap Notes which were delivered to the Pension Groups by the Partnerships at the time of the acquisition of the Property.

         "WRAP NOTES" shall mean the promissory notes secured by the Wrap Mortgages.

ITEM 2.  PROPERTIES.

         The MLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores. As of December 31, 1997, the MLP owned and operated 56 Properties located in 27 states.

Approximately 63% of the Properties are Single Tenant Properties and 37% are Shopping Center Properties.

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

         Under applicable law, in certain circumstances, the owner or operator of real property has an obligation to clean up hazardous and toxic substances on the property. This obligation is often imposed without regard to the timing, cause or person responsible for such substances on the property. The presence of such substances on a Property would have an adverse impact on the operating costs and sale or refinancing of such Property. None of the Properties are presently the subject of any environmental enforcement actions under any such statutes, and the General Partner does not have any information or knowledge about the presence of such substances on any of the Properties. If it is claimed or determined that such substances do exist on any of such Properties, the MLP could be subject to such cleanup obligations. The presence of such substances may make a Property unmarketable or substantially decrease its value. Any environmental cleanup expenses incurred in connection with a sale would directly reduce proceeds derived from the sale of the Property.

ITEM 3.  LEGAL PROCEEDINGS.

         The MLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the General Partner, the ultimate disposition of these matters will not have a material adverse effect on the MLP's financial position, results of operations or liquidity.

         Twelve of the Partnerships combined in the MLP filed for protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code during the period from 1989 through 1997 following the filing of actions by secured creditors seeking foreclosure. Ten of these bankruptcies have been dismissed at the Partnership's motion or the Partnership's bankruptcy plan was confirmed and the case closed.

         During 1996, Ocala Realty Associates ("Ocala") filed for protection under the provisions of the U.S. Bankruptcy Code. Ocala owns and operates the properties located in East Greenbush, New York, Ocala, Florida and Temple Terrace, Florida. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Ocala has been operating as a Debtor-In-Possession since the filing date and intends to file a Plan of Reorganization in the first quarter of 1998.

         During 1997 East Meadow Associates ("East Meadow") filed for protection under the provisions of the U.S. Bankruptcy Code. East Meadow owns and operates the properties located in Chesapeake, Virginia and East Meadow, New York. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." East Meadow has been operating as a Debtor-In-Possession since the filing date and filed a Plan of Reorganization which was confirmed on December 1, 1997. The East Meadow, New York property was transferred to the holder of the Third Party Underlying Mortgage on February 6, 1998. The Chesapeake, Virginia property was retained.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

Schedule 1

DESCRIPTION OF PROPERTY AND TENANT INFORMATION

--------------------------------------------------------------------------------
                                                 Total     Average
     Property              Total    Occupancy   Minimum     Rent
     Location               GLA        Rate      Rent       PSF
--------------------------------------------------------------------------------
Ardmore, OK               216,890      97.5% $  822,787   $ 3.89

Borger, TX                 31,750     100.0%     95,642     3.01

Bowling Green, OH         135,187      96.3%    404,877     3.11

Cahokia, IL               241,327      87.2%    492,919     2.34

Chesapeake, VA            162,020     100.0%    402,725     2.49

Clackamas, OR              58,543     100.0%    227,808     3.89

Cottage Grove, MN         167,114      89.9%    993,942     6.61

Crescent City, CA          33,000     100.0%    220,000     6.67

Dunmore, PA                26,475     100.0%     78,696     2.97

East Greenbush, NY        123,420     100.0%    340,000     2.75

East Haven, CT            153,096      78.4%    568,300     4.74

East Meadow, NY           200,211      82.2%  2,423,665    14.72

Escanaba, MI               40,175     100.0%    114,715     2.86

Fairborn, OH              136,555     100.0%    520,415     3.81

Fairfield, IA              33,000     100.0%     37,286     1.13

Federal Way,  WA           37,560     100.0%    147,900     3.94

Fond du Lac, WI           195,027      96.7%    752,543     3.99

Fort Wayne, IN            778,500     100.0%    607,726     0.78

Huntington, WV            142,055      95.8%    390,436     2.87

Huntsville, AL            104,000     100.0%    244,400     2.35

Huron, SD                  38,400     100.0%     48,310     1.26

Hutchinson, MN             60,842     100.0%    229,800     3.78

Independence, MO          134,634      95.2%    362,334     2.83

International Falls, MN    60,842     100.0%    237,000     3.90

Kalamazoo, MI             120,958     100.0%    393,362     3.25

Lake Mary, FL             107,400     100.0%    923,640     8.60

La Mesa, CA                38,374     100.0%    202,950     5.29

Las Vegas, NV              38,750     100.0%    147,111     3.80

Lockport, IL              100,838     100.0%    324,577     3.22

Marquette, MI             254,793      95.1%  1,259,851     5.20

Maryville, MO              34,955     100.0%    120,856     3.46

Menominee, MI              64,588     100.0%    197,848     3.06

Minot, ND                  72,897     100.0%    356,580     4.89

Newberry, SC               55,552     100.0%    194,083     3.49

New Hope, MN              115,492     100.0%    319,462     2.77

North Augusta, SC         109,134      95.3%    257,292     2.47

DESCRIPTION OF PROPERTY AND TENANT INFORMATION

--------------------------------------------------------------------------------
                                               Total      Average
       Property           Total    Occupancy  Minimum       Rent
       Location            GLA       Rate      Rent         PSF
--------------------------------------------------------------------------------
North Sarasota, FL       134,805     100.0%   534,155       3.96

Oak Lawn, IL             163,143     100.0%   856,567       5.25

Ocala, FL                103,964     100.0%   226,310       2.18

O' Fallon, MO             91,061     100.0%   348,065       3.82

Philadelphia, PA         128,006     100.0%   556,500       4.35

San Mateo, CA             84,704     100.0%   476,546       5.63

Sault Ste. Marie, MI      92,650     100.0%   232,361       2.51

Seven Hills, OH          121,677     100.0%   318,595       2.62

Sparks, NV             1,579,000     100.0% 1,696,878       1.07

Steger, IL                87,678     100.0%   261,013       2.98

Taylorville, IL           43,127     100.0%   372,029       8.63

Temple Terrace, FL        44,525      14.8%    42,350       6.42

Trenton, NJ              176,301     100.0%   628,422       3.56

Urbana, IL                55,531     100.0%   435,378       7.84

Waverly, OH               55,102     100.0%   271,933       4.94

Wahpeton, ND              49,320     100.0%    38,801       0.79

Washington, IA            35,600     100.0%    34,775       0.98

Wheelersburg, OH         125,958      71.7%   175,251       1.94

Wichita, KS               71,657     100.0%   225,000       3.14

Yazoo City, MS            79,996     100.0%   182,062    $  2.28

DESCRIPTION OF PROPERTY AND TENANT INFORMATION

-----------------------------------------------------------------------------------------------------------------------
                     MAJOR TENANT INFORMATION
       Property                                                              Annual          Lease
       Location                          Name               GLA               Rent         Expiration       Options
-----------------------------------------------------------------------------------------------------------------------
Ardmore, OK                 Kmart *                        83,552           $185,604         28-Feb-05     10/5 YR
                            Beall                          25,632             83,304         30-Apr-00      4/5 YR
                            Winn Dixie                     22,720             83,155         31-Aug-00      4/5 YR

Borger, TX                  Safeway                        31,750             95,642         31-Aug-98      7/5 YR

Bowling Green, OH           Kmart                          87,543            224,000         30-Nov-12     10/5 YR

Cahokia, IL                 Kmart *                       102,433            179,257         30-Nov-01      8/5 YR
                            Schnuck Markets*               32,000            153,942         30-Jun-99      6/5 YR
                            Goodyear Service Center        26,000             24,133         28-Feb-99      1/5 YR
                            Taco Bell                      32,000             25,990         31-Jan-00      3/3 YR

Chesapeake, VA              Kmart                         162,020            402,725         31-Oct-05     6/10 YR

Clackamas, OR               Safeway (regional office)      58,543            227,808         14-Jun-03      6/5 YR

Cottage Grove, MN           Rainbow Foods                  70,130            606,624         11-Jul-16      6/5 YR
                            National Tea*                  25,397             76,200         28-Feb-99      3/5 YR

Crescent City, CA           Safeway                        33,000            220,000         31-May-99      7/5 YR

Dunmore, PA                 Price Chopper                  26,475             78,696         30-Nov-00      4/5 YR

East Greenbush, NY          Kmart                          95,810            256,000         31-Oct-98     10/5 YR
                            Price Chopper *                27,610             84,000         31-Oct-98       None

East Haven, CT              V F Factory Outlet             78,000            230,100         31-May-02      2/5 YR

East Meadow, NY             Modell's                       30,600            420,750         31-May-15     1/21 YR

Escanaba, MI                Kmart                          40,175            114,715         30-Sep-01     10/5 YR

Fairborn, OH                Kmart                          84,180            268,000         31-Jul-00     10/5 YR
                            Kroger                         30,975            106,120         31-Mar-01      4/5 YR

Fairfield, IA               Pamida                         33,000             37,286         30-Jun-99      4/5 YR

Federal Way,  WA            Safeway                        37,560            147,900         31-Oct-98      7/5 YR

Fond Du Lac, WI             Kmart                          93,800            267,806         31-Oct-11     10/5 YR
                            Roundy's                       54,213            153,659         31-Oct-99      4/5 YR

Fort Wayne, IN              Kmart *                       778,500            607,726         15-Nov-03      6/5 YR
                            (distribution center)

Huntington, WV              Hill's                         85,817            184,000         31-Jul-03      5/5 YR
                            Office Depot                   25,900             98,420         28-Feb-05      4/5 YR

Huntsville, AL              Kmart                         104,000            244,400         30-Nov-00      4/5 YR

Huron, SD                   Pamida                         38,400             48,310         30-Jun-99      4/5 YR

Hutchinson, MN              Kmart                          60,842            229,800         30-Sep-06     10/5 YR

Independence, MO            Kmart                         116,799            308,634         31-Mar-00      8/5 YR

International Falls, MN     Kmart                          60,842            237,000         31-Jul-06     10/5 YR

Kalamazoo, MI               Kmart                          84,180            248,770         29-Feb-00     10/5 YR
                            Ace Hardware                   30,650            101,829         26-Jul-00      3/5 YR

Lake Mary, FL               Builder's Square *            107,400            923,640         31-Dec-17     10/5 YR

La Mesa, CA                 Safeway                        38,374            202,950         30-Oct-98      6/5 YR

Las Vegas, NV               Safeway                        38,750            147,111         31-Jul-98      7/5 YR

Lockport, IL                Kmart                          54,000            133,684         30-Jun-04     10/5 YR
                            Sterk's Super Foods, Inc.      35,170            121,603         31-May-06      3/5 YR

DESCRIPTION OF PROPERTY AND TENANT INFORMATION

--------------------------------------------------------------------------------------------------------------
                   MAJOR TENANT INFORMATION
       Property                                                          Annual        Lease
       Location            Name                         GLA               Rent       Expiration    Options
--------------------------------------------------------------------------------------------------------------
Marquette, MI           Kmart                          85,480            218,657      30-Nov-99    10/5 YR
                        Younker's                      44,068             92,543      01-Oct-01    1/10 YR
                        J.C. Penney                    33,996            118,286      31-Aug-09     4/5 YR

Maryville, MO           J.C. Penney                    22,060             65,502      31-Oct-01     3/5 YR

Menominee, MI           Kmart                          64,588            197,848      30-Apr-00    10/5 YR

Minot, ND               Kmart *                        72,897            356,580      30-Oct-05    10/5 YR

Newberry, SC            Kmart *                        55,552            194,083      30-Jun-05    10/5 YR

New Hope, MN            Kmart                         115,492            319,462      30-Jun-02     9/5 YR

North Augusta, SC       CVS                            84,000            197,400      31-Oct-99     2/3 YR

North Sarasota, FL      Kmart                          84,180            280,440      30-Nov-03    10/5 YR
                        Uptons                         40,000            141,040      20-Nov-03     5/5 YR

Oak Lawn, IL            Kmart                         104,568            447,150      31-May-03    10/5 YR
                        Jewel Foods                    58,575            409,417      07-Dec-98     2/5 YR

Ocala, FL               Kmart                         103,964            226,310      30-Jun-02     9/5 YR

O' Fallon, MO           Kmart                          83,061            279,415      30-Nov-05    10/5 YR

Philadelphia, PA        Kmart                          91,033            388,500      31-Mar-05    10/5 YR
                        Acme                           36,973            168,000      30-Jun-00     7/5 YR

San Mateo, CA           Kmart                          84,704            476,546      31-Jan-05    1/10 YR

Sault Ste. Marie, MI    Kmart                          92,650            232,361      30-Sep-16    10/5 YR

Seven Hills, OH         Kmart                         121,677            318,595      31-Aug-02     9/5 YR

Sparks, NV              Kmart                       1,579,000          1,696,878      12-Dec-06     7/5 YR
                        (distribution center)

Steger, IL              Kmart                          87,678            261,013      30-Oct-10    10/5 YR

Taylorville, IL         Kroger                         27,958            237,761      31-Mar-07     5/5 YR
                        CVS                            10,069             81,319      31-Mar-07     5/5 YR

Temple Terrace, FL      Grandy's*                       6,600             42,350      31-Dec-04     2/5 YR

Trenton, NJ             J.C. Penney                   176,301            628,422      30-Apr-06     4/5 YR

Urbana, IL              Jerry's IGA                    43,667            370,648      31-Mar-07     5/5 YR

Waverly, OH             Kroger                         28,199            115,504      30-Nov-99     5/5 YR
                        CVS                            10,069             47,828      30-Nov-99     4/5 YR

Wahpeton, ND            Pamida                         49,320             38,801      30-Jun-99     4/5 YR

Washington, IA          Pamida                         35,600             34,775      30-Jun-99     4/5 YR

Wheelersburg, OH        Quality Farm & Fleet           53,844             80,000      30-Jun-98     4/5 YR
                        Kroger                         25,168             69,212      31-Jul-99     4/5 YR

Wichita, KS             Kmart *                        71,657            225,000      30-Nov-02    10/5 YR

Yazoo City,  MS         Miss. Baptist Medical Ctr.     20,116            $47,273      31-May-00     2/5 YR

    *  Tenant is vacant and continues to pay rent under the terms of its lease.

Schedule 2

TENANT LEASE EXPIRATIONS

                                                     /-------------1998-----------/  /------------1999------------/
-------------------------------------------------    -----------------------------   -----------------------------
                                           Total      Number                         Number
        Property             Total        Minimum      of       Minimum                of       Minimum
        Location              GLA          Rent      Tenants      Rent       S.F.    Tenants     Rent        S.F.
-------------------------------------------------    -----------------------------   -----------------------------
Ardmore, OK                 216,890      $822,787       6        $49,659     6,795     10       $131,578    21,478
Borger, TX                   31,750        95,642       1         95,642    31,750
Bowling Green, OH           135,187       404,877                                       3        180,877    42,644
Cahokia, IL                 241,327       492,919       2         44,500     7,500      4        188,575    60,700
Chesapeake, VA              162,020       402,725
Clackamas, OR                58,543       227,808
Cottage Grove, MN           167,114       993,942       1         10,800     2,000      3        106,636    26,222
Crescent City, CA            33,000       220,000                                       1        220,000    33,000
Dunmore, PA                  26,475        78,696
East Greenbush, NY          123,420       340,000       1        256,000    95,810
East Haven, CT              153,096       568,300       1         50,640     8,444      1         34,260     6,850
East Meadow, NY             200,211     2,423,665       7        119,150     6,408      8        387,620    23,714
Escanaba, MI                 40,175       114,715
Fairborn, OH                136,555       520,415       1         25,500     3,420      2         43,125     7,500
Fairfield, IA                33,000        37,286                                       1         37,286    33,000
Federal Way,  WA             37,560       147,900       1        147,900    37,560
Fond du Lac, WI             195,027       752,543                                       3        198,659    58,213
Fort Wayne, IN              778,500       607,726
Huntington, WV              142,055       390,436       2          6,273     1,113      3         39,623     9,275
Huntsville, AL              104,000       244,400
Huron, SD                    38,400        48,310                                       1         48,310    38,400
Hutchinson, MN               60,842       229,800
Independence, MO            134,634       362,334       1          9,900     1,800      1          8,400     1,200
International Falls, MN      60,842       237,000
Kalamazoo, MI               120,958       393,362                                       1         13,195     1,904
Lake Mary, FL               107,400       923,640
La Mesa, CA                  38,374       202,950       1        202,950    38,374
Las Vegas, NV                38,750       147,111       1        147,111    38,750
Lockport, IL                100,838       324,577       2        106,498    30,628
Marquette, MI               254,793     1,259,851       7        193,225    15,562      8        427,296   100,769
Maryville, MO                34,955       120,856                                       1         14,000     1,400
Menominee, MI                64,588       197,848
Minot, ND                    72,897       356,580
New Hope, MN                115,492       319,462
Newberry, SC                 55,552       194,083
North Augusta, SC           109,134       257,292       1         59,892    19,964      1        197,400    84,000
North Sarasota, FL          134,805       534,155                                       1         42,100     5,000
O' Fallon, MO                91,061       348,065       1         15,700     2,000
Oak Lawn, IL                163,143       856,567       1        412,153    58,575
Ocala, FL                   103,964       226,310
Philadelphia, PA            128,006       556,500
San Mateo, CA                84,704       476,546
Sault Ste. Marie, MI         92,650       232,361
Seven Hills, OH             121,677       318,595
Sparks, NV                1,579,000     1,696,878
Steger, IL                   87,678       261,013
Taylorville, IL              43,127       372,029
Temple Terrace, FL           44,525        42,350
Trenton, NJ                 176,301       628,422
Urbana, IL                   55,531       435,378       2         15,260     2,450      1          5,250     1,750
Wahpeton, ND                 49,320        38,801                                       1         38,801    49,320
Washington, IA               35,600        34,775                                       1         34,775    35,600
Waverly, OH                  55,102       271,933       1          7,674     1,000      4        190,539    42,468
Wheelersburg, OH            125,958       175,251       3         95,739    63,106      2         79,512    27,228
Wichita, KS                  71,657       225,000
Yazoo City,  MS              79,996       182,062       1         12,750     3,000      2         34,050    12,600
-------------------------------------------------    -----------------------------   -----------------------------
TOTALS                    7,748,159   $23,374,828      45      2,085,915   476,009     64      2,701,868   724,235
-------------------------------------------------    -----------------------------   -----------------------------

-------------------------------------------------    -----------------------------   -----------------------------
ANNUAL % TO TOTAL             100.0%        100.0%                   8.9%      6.1%                 11.6%      9.3%
-------------------------------------------------    -----------------------------   -----------------------------

------------------------                             -----------------------------   -----------------------------
CUMULATIVE %                                                         8.9%      6.1%                 20.5%     15.5%
------------------------                             -----------------------------   -----------------------------

TENANT LEASE EXPIRATIONS

                                                     /------------2000--------------/  /--------------2001-----------/
-------------------------------------------------    -------------------------------   ------------------------------
                                          Total      Number                            Number
      Property              Total        Minimum       of        Minimum                 of         Minimum
      Location               GLA           Rent      Tenants      Rent         S.F.    Tenants        Rent      S.F.
-------------------------------------------------    -------------------------------   ------------------------------
Ardmore, OK                 216,890      $822,787       7        $222,954     71,586      4         $87,067    12,410
Borger, TX                   31,750        95,642
Bowling Green, OH           135,187       404,877
Cahokia, IL                 241,327       492,919       3          59,175     37,000      2         190,057   104,233
Chesapeake, VA              162,020       402,725
Clackamas, OR                58,543       227,808
Cottage Grove, MN           167,114       993,942       3         165,317     20,223      3         237,074    96,156
Crescent City, CA            33,000       220,000
Dunmore, PA                  26,475        78,696       1          78,696     26,475
East Greenbush, NY          123,420       340,000
East Haven, CT              153,096       568,300       2          78,000     11,300      1          23,750     2,500
East Meadow, NY             200,211     2,423,665       6         134,718      7,284     11         247,929    15,311
Escanaba, MI                 40,175       114,715                                         1         114,715    40,175
Fairborn, OH                136,555       520,415       2         303,670     87,660      2         148,120    37,975
Fairfield, IA                33,000        37,286
Federal Way,  WA             37,560       147,900
Fond du Lac, WI             195,027       752,543       3          88,822      8,090      1          22,781     3,375
Fort Wayne, IN              778,500       607,726
Huntington, WV              142,055       390,436       1           6,615        735
Huntsville, AL              104,000       244,400       2         244,400    104,000
Huron, SD                    38,400        48,310
Hutchinson, MN               60,842       229,800
Independence, MO            134,634       362,334       1         308,634    116,799      1          30,000     7,200
International Falls, MN      60,842       237,000
Kalamazoo, MI               120,958       393,362       3         380,167    119,054
Lake Mary, FL               107,400       923,640
La Mesa, CA                  38,374       202,950
Las Vegas, NV                38,750       147,111
Lockport, IL                100,838       324,577       1          26,285      3,755
Marquette, MI               254,793     1,259,851       8         193,629     13,354      7         175,052    58,879
Maryville, MO                34,955       120,856       2          18,550      4,200      3          89,531    29,355
Menominee, MI                64,588       197,848       1         197,848     64,588
Minot, ND                    72,897       356,580
New Hope, MN                115,492       319,462
Newberry, SC                 55,552       194,083
North Augusta, SC           109,134       257,292
North Sarasota, FL          134,805       534,155                                         3          50,325     3,600
O' Fallon, MO                91,061       348,065                                         1          27,000     3,000
Oak Lawn, IL                163,143       856,567
Ocala, FL                   103,964       226,310
Philadelphia, PA            128,006       556,500       1         168,000     36,973
San Mateo, CA                84,704       476,546
Sault Ste. Marie, MI         92,650       232,361
Seven Hills, OH             121,677       318,595
Sparks, NV                1,579,000     1,696,878
Steger, IL                   87,678       261,013
Taylorville, IL              43,127       372,029       1          18,375      2,100
Temple Terrace, FL           44,525        42,350
Trenton, NJ                 176,301       628,422
Urbana, IL                   55,531       435,378
Wahpeton, ND                 49,320        38,801
Washington, IA               35,600        34,775
Waverly, OH                  55,102       271,933       2          61,721      9,634      1          12,000     2,000
Wheelersburg, OH            125,958       175,251
Wichita, KS                  71,657       225,000
Yazoo City,  MS              79,996       182,062       3          95,873     40,116      1          21,300     9,600

-------------------------------------------------    -------------------------------   ------------------------------
TOTALS                    7,748,159   $23,374,828       53      2,851,448    784,926     42       1,476,702   425,769
-------------------------------------------------    -------------------------------   ------------------------------

-------------------------------------------------    -------------------------------   ------------------------------
ANNUAL % TO TOTAL             100.0%        100.0%                   12.2%      10.1%                   6.3%      5.5%
-------------------------------------------------    -------------------------------   ------------------------------

-------------------------------------------------    -------------------------------   ------------------------------
CUMULATIVE %                                                         32.7%      25.6%                  39.0%     31.1%
-------------------------------------------------    -------------------------------   ------------------------------

TENANT LEASE EXPIRATIONS

                                                     /-----------2002------------/
-------------------------------------------------    -----------------------------
                                          Total      Number
     Property                Total       Minimum       of       Minimum
     Location                 GLA          Rent      Tenants     Rent        S.F.
-------------------------------------------------    -----------------------------
Ardmore, OK                 216,890      $822,787        3      $58,130      7,048
Borger, TX                   31,750        95,642
Bowling Green, OH           135,187       404,877
Cahokia, IL                 241,327       492,919        2       21,806      2,744
Chesapeake, VA              162,020       402,725
Clackamas, OR                58,543       227,808
Cottage Grove, MN           167,114       993,942        2       14,000      6,700
Crescent City, CA            33,000       220,000
Dunmore, PA                  26,475        78,696
East Greenbush, NY          123,420       340,000
East Haven, CT              153,096       568,300        1      230,100     78,000
East Meadow, NY             200,211     2,423,665        7      381,940     24,909
Escanaba, MI                 40,175       114,715
Fairborn, OH                136,555       520,415
Fairfield, IA                33,000        37,286
Federal Way,  WA             37,560       147,900
Fond du Lac, WI             195,027       752,543        1       51,000      6,000
Fort Wayne, IN              778,500       607,726
Huntington, WV              142,055       390,436        2       22,755      5,415
Huntsville, AL              104,000       244,400
Huron, SD                    38,400        48,310
Hutchinson, MN               60,842       229,800
Independence, MO            134,634       362,334
International Falls, MN      60,842       237,000
Kalamazoo, MI               120,958       393,362
Lake Mary, FL               107,400       923,640
La Mesa, CA                  38,374       202,950
Las Vegas, NV                38,750       147,111
Lockport, IL                100,838       324,577
Marquette, MI               254,793     1,259,851        7      173,816     15,736
Maryville, MO                34,955       120,856
Menominee, MI                64,588       197,848
Minot, ND                    72,897       356,580
New Hope, MN                115,492       319,462        1      319,462    115,492
Newberry, SC                 55,552       194,083
North Augusta, SC           109,134       257,292
North Sarasota, FL          134,805       534,155
O' Fallon, MO                91,061       348,065        1       25,950      3,000
Oak Lawn, IL                163,143       856,567
Ocala, FL                   103,964       226,310        1      226,310    103,964
Philadelphia, PA            128,006       556,500
San Mateo, CA                84,704       476,546
Sault Ste. Marie, MI         92,650       232,361
Seven Hills, OH             121,677       318,595        1      318,595    121,677
Sparks, NV                1,579,000     1,696,878
Steger, IL                   87,678       261,013
Taylorville, IL              43,127       372,029        1       25,500      3,000
Temple Terrace, FL           44,525        42,350
Trenton, NJ                 176,301       628,422
Urbana, IL                   55,531       435,378        2       44,220      7,664
Wahpeton, ND                 49,320        38,801
Washington, IA               35,600        34,775
Waverly, OH                  55,102       271,933
Wheelersburg, OH            125,958       175,251
Wichita, KS                  71,657       225,000        1      225,000     71,657
Yazoo City,  MS              79,996       182,062        2       19,240      3,400

-------------------------------------------------    -----------------------------
TOTALS                    7,748,159   $23,374,828       35    2,157,824    576,406
-------------------------------------------------    -----------------------------

-------------------------------------------------    -----------------------------
ANNUAL % TO TOTAL             100.0%        100.0%                  9.2%       7.4%
-------------------------------------------------    -----------------------------

-------------------------------------------------    -----------------------------
CUMULATIVE %                                                       48.2%      38.6%
-------------------------------------------------    -----------------------------

Schedule 3

-------------------------------------------------------------------------------------------------------------------------------
                           THIRD PARTY UNDERLYING OBLIGATIONS
                                                                                                                     Principal
     Property                                                              Mortgage     Interest                     Balance at
     Location                        Mortgagee (s)                           Type         Rate       Due Date        31-Dec-97
-------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                Pacific Mutual Life Insurance Company             1st          9.50%      01-Aug-10       $5,474,531
                           Ainbinder  Associates                             2nd          9.00%      10-Aug-98        1,653,750
                           Ainbinder  Associates                             3rd          9.00%      15-Dec-88           50,000

Borger, TX                 First Oxford Corporation                          1st          8.88%      01-Oct-98          297,631

Bowling Green, OH          Aetna Life Insurance Company                      1st          9.25%      01-Dec-99        2,259,524

Cahokia, IL                Equitable Life Assurance Society                  1st          8.63%      01-Dec-06          240,662
                           Equitable Life Assurance Society                  1st          8.63%      01-Dec-06        1,565,517
                           Equitable Life Assurance Society                  1st          9.25%      01-Dec-04          382,541
                           GE Capital Asset Management                       1st         12.00%      01-Feb-00           24,188

Chesapeake, VA             John Hancock Real Estate Finance Inc.             1st          8.00%      01-Jan-04        1,594,353
                           Lawrence Kadish                                   2nd          9.00%      01-Jan-06          492,849

Clackamas, OR              First Oxford Corporation                          1st          9.00%      01-Jul-03        1,371,713

Cottage Grove, MN          IDS Life Insurance(c)                             1st          8.75%      01-Nov-2016      5,874,038

Crescent City, CA          First Oxford Corporation                          1st          9.50%      01-May-99          658,625

Dunmore, PA                NONE

East Greenbush, NY         W & Z Properties                                 Wrap          9.00%      01-Mar-13        2,873,217

East Haven, CT             Aetna Life Insurance Company                      1st          8.88%      01-Sep-05        2,137,348
                           Federal Deposit Insurance Corporation             2nd          8.53%      01-Aug-05        1,168,965

East Meadow, NY (b)        General Electric Credit Corporation               1st      (a) 9.73%      31-Jul-97       11,916,462

Escanaba, MI               Developers Diversified                            1st          9.75%      01-Nov-12          883,615

Fairborn, OH               Aetna Life Insurance Company                      1st          9.50%      01-Sep-04        1,635,031
                           Federal Deposit Insurance Corporation             2nd         10.35%      27-May-04          799,736

Fairfield, IA              State of Wisconsin Investment Board               1st          9.13%      01-Jul-99           95,030

Federal Way,  WA           First Oxford Corporation                          1st          9.50%      01-Oct-98          339,161

Fond du Lac, WI            First Financial Bank                              1st          8.75%      12-Sep-02        4,386,351

Fort Wayne, IN             New York Life Insurance Company                   1st          8.63%      15-Nov-03        2,814,103

Huntington, WV             Suburban Capital Markets, Inc.                    1st          9.13%      01-Feb-07        1,732,945

Huntsville, AL             NONE

Huron, SD                  State of Wisconsin Investment Board               1st          9.13%      01-Jul-99          125,267

Hutchinson, MN             Developers Diversified                           Wrap          8.75%      01-Jul-13        1,941,192

Independence, MO           Southland Life Insurance Company                  1st          9.50%      01-Feb-99           56,409

International Falls, MN    Developers Diversified                           Wrap          8.75%      01-Aug-13        2,002,199

Kalamazoo, MI              New York Life Insurance Company                   1st          8.63%      10-Dec-00        1,137,086

Lake Mary, FL              Kidder Peabody Mortgage Capital                   1st          7.88%      01-Jan-16        8,854,733

La Mesa, CA                First Oxford Corporation                          1st          8.25%      01-Nov-98          752,918

Las Vegas, NV              First Oxford Corporation                          1st          8.88%      01-Sep-98          594,052

Lockport, IL               LW - SP2, L. P.                                   1st          9.00%      31-Oct-01        1,527,415

Marquette, MI              State of California Public Employees
                              Retirement System                              1st          8.87%      01-Nov-99          452,625
                           Union Labor Life Insurance Company                1st         10.38%      01-Jul-98        6,348,559
                           First Union National Bank                         2nd          9.00%      18-Oct-99           99,756

Maryville, MO              NONE

------------------------------------------------------------------------------------------------------------------------
                          THIRD PARTY UNDERLYING OBLIGATIONS
                                                                                                             Principal
      Property                                                        Mortgage     Interest                  Balance at
      Location                     Mortgagee (s)                        Type          Rate       Due Date     31-Dec-97
------------------------------------------------------------------------------------------------------------------------
Menominee, MI            State of California Public Employees
                            Retirement System                            1st           8.18%     01-Apr-00       481,978

Minot, ND                First American Bank and Trust Company           1st           9.00%     15-Jan-06     2,050,000

Newberry, SC             Western National Life Insurance Company         1st          13.00%     01-Sep-08     1,081,026

New Hope, MN             American National                               1st           8.50%     01-Feb-00       475,800

North Augusta, SC        Federal Deposit Insurance Corporation           1st           8.00%     01-Dec-97       254,493

North Sarasota, FL       UNUM Life Insurance Company                     1st           9.50%     01-May-09     2,524,270
                         Federal Deposit Insurance Corporation           2nd           8.53%     01-May-05     1,177,774

Oak Lawn, IL             Board of Trustees NECA Pension
                               Benefit Trust Fund                        1st           8.50%     30-Jun-03     3,085,677

Ocala, FL                B & K Properties                                1st           9.00%     01-Mar-13     1,737,179

O' Fallon, MO            Board of Trustees NECA Pension
                               Benefit Trust Fund                        1st           9.88%     01-Jul-11     1,892,690

Philadelphia, PA         Equitable Life Assurance Society                1st           9.25%     01-Jun-10     2,919,057

San Mateo, CA            Meritor Savings Bank                            1st           8.25%     01-Feb-05     2,567,335

Sault Ste. Marie, MI     EDC County of Chippewa, MI                      1st           6.70%     01-Jan-07     1,080,000

Seven Hills, OH          B & K Properties                                1st           9.75%     01-Nov-12     2,081,533

Sparks, NV               Prin & Company                                  1st           8.60%     12-Dec-06     6,473,690
                         Teachers Retirement of Texas                    1st           9.75%     12-Dec-06     3,623,193
                         Bank of Nevada                                  1st           8.60%     12-Dec-06       289,939

Steger, IL               LW - SP2, L. P.                                 1st           9.00%     31-Oct-01     1,616,576

Taylorville, IL          Suburban Capital Markets, Inc.                  1st           9.13%     01-Feb-07     1,494,488

Temple Terrace, FL       Pinnacle Bank                                   1st           9.00%     01-May-97     1,629,885

Trenton, NJ              Penn-Centennial Associates                      1st           8.00%     01-May-06     4,610,008

Urbana, IL               Boatman's National Bank of St. Louis            1st          11.75%     01-Mar-07     2,205,000

Waverly, OH              Suburban Capital Markets, Inc.                  1st           9.13%     01-Feb-07     1,494,488

Wahpeton, ND             State of Wisconsin Investment Board             1st           9.13%     01-Jul-99       120,947

Washington, IA           State of Wisconsin Investment Board             1st           9.13%     01-Jul-99        90,711

Wheelersburg, OH         Equitable Life Assurance Society                1st          10.00%     31-Dec-97     1,169,274

Wichita, KS              Transamerica Occidental Life
                               Insurance Company                         1st           9.38%     01-Nov-94     1,068,761

Yazoo City,  MS          NONE

                         (a) Interest rate variable. Disclosed interest rate
                             represents rate as of December 31, 1997

                         (b) Property was foreclosed February 1998

                         (c) Loan is callable on November 1, 2006

------------------------------------------------------------------------------------------------------------------------
                         THIRD PARTY UNDERLYING OBLIGATIONS                                                  Ownership
                                                                                    Annual      Balloon      Interest
     Property                                                           Mortgage     Debt       Due at         Fee/
     Location                   Mortgagee (s)                             Type      Service    Expiration    Leasehold
------------------------------------------------------------------------------------------------------------------------
Ardmore, OK               Pacific Mutual Life Insurance Company            1st      $694,308   $1,275,803       Fee
                          Ainbinder  Associates                            2nd       151,692    1,653,750
                          Ainbinder  Associates                            3rd         4,586       50,000

Borger, TX                First Oxford Corporation                         1st        95,400      244,335       Fee

Bowling Green, OH         Aetna Life Insurance Company                     1st       316,160    2,035,753       Fee

Cahokia, IL               Equitable Life Assurance Society                 1st        38,539            0       Fee
                          Equitable Life Assurance Society                 1st       250,702            0
                          Equitable Life Assurance Society                 1st        79,680            0
                          GE Capital Asset Management                      1st        19,820            0

Chesapeake, VA            John Hancock Real Estate Finance Inc.            1st       334,776            0    Leasehold
                          Lawrence Kadish                                  2nd        44,356            0

Clackamas, OR             First Oxford Corporation                         1st       227,100      637,586       Fee

Cottage Grove, MN         IDS Life Insurance                               1st       636,272      105,663       Fee

Crescent City, CA         First Oxford Corporation                         1st       217,800      438,896       Fee

Dunmore, PA               NONE                                                                               Leasehold

East Greenbush, NY        W & Z Properties                                Wrap       347,760            0       Fee

East Haven, CT            Aetna Life Insurance Company                     1st       381,258            0       Fee
                          Federal Deposit Insurance Corporation            2nd       116,716      988,641

East Meadow, NY (b)       General Electric Credit Corporation              1st     1,186,880   11,916,462    Leasehold

Escanaba, MI              Developers Diversified                           1st       112,032       19,146       Fee

Fairborn, OH              Aetna Life Insurance Company                     1st       329,406            0    Leasehold
                          Federal Deposit Insurance Corporation            2nd        88,044      751,017

Fairfield, IA             State of Wisconsin Investment Board              1st        36,733       34,941       Fee

Federal Way,  WA          First Oxford Corporation                         1st       147,900      249,602       Fee

Fond du Lac, WI           First Financial Bank                             1st       466,599    3,900,911       Fee

Fort Wayne, IN            New York Life Insurance Company                  1st       605,724            0       Fee

Huntington, WV            Suburban Capital Markets, Inc.                   1st       177,949    1,454,799       Fee

Huntsville, AL            NONE                                                                               Leasehold

Huron, SD                 State of Wisconsin Investment Board              1st        48,420       46,059       Fee

Hutchinson, MN            Developers Diversified                          Wrap       229,632            0       Fee

Independence, MO          Southland Life Insurance Company                 1st        50,382            0       Fee

International Falls, MN   Developers Diversified                          Wrap       236,250            0       Fee

Kalamazoo, MI             New York Life Insurance Company                  1st       283,500      524,638    Leasehold

Lake Mary, FL             Kidder Peabody Mortgage Capital                  1st       919,440            0       Fee

La Mesa, CA               First Oxford Corporation                         1st       202,800      631,987       Fee

Las Vegas, NV             First Oxford Corporation                         1st       146,784      529,697       Fee

Lockport, IL              LW - SP2, L. P.                                  1st       176,107    1,355,823       Fee

Marquette, MI             State of California Public Employees
                             Retirement System                             1st       177,600      180,107    Leasehold
                          Union Labor Life Insurance Company               1st       738,823    6,307,603
                          First Union National Bank                        2nd       173,744            0

Maryville, MO             NONE                                                                               Leasehold

------------------------------------------------------------------------------------------------------------------------
                      THIRD PARTY UNDERLYING OBLIGATIONS                                                       Ownership
                                                                                   Annual        Balloon       Interest
    Property                                                          Mortgage      Debt          Due at         Fee/
    Location                        Mortgagee(s)                        Type       Service      Expiration     Leasehold
------------------------------------------------------------------------------------------------------------------------
Menominee, MI          State of California Public Employees
                          Retirement System                              1st        168,995       162,626     Leasehold

Minot, ND              First American Bank and Trust Company             1st        347,366             0        Fee

Newberry, SC           Western National Life Insurance Company           1st        187,154             0        Fee

New Hope, MN           American National                                 1st        244,920             0        Fee

North Augusta, SC      Federal Deposit Insurance Corporation             1st        154,020       254,493     Leasehold

North Sarasota, FL     UNUM Life Insurance Company                       1st        363,060             0        Fee
                       Federal Deposit Insurance Corporation             2nd        111,030     1,065,521

Oak Lawn, IL           Board of Trustees NECA Pension
                          Benefit Trust Fund                             1st        433,810     1,888,273     Leasehold

Ocala, FL              B & K Properties                                  1st        217,350             0        Fee

O' Fallon, MO          Board of Trustees NECA Pension
                          Benefit Trust Fund                             1st        254,800             0        Fee

Philadelphia, PA       Equitable Life Assurance Society                  1st        395,220             0     Leasehold

San Mateo, CA          Meritor Savings Bank                              1st        474,046             0     Leasehold

Sault Ste. Marie, MI   EDC County of Chippewa, MI                        1st        131,320             0        Fee

Seven Hills, OH        B & K Properties                                  1st        263,917        66,537     Leasehold

Sparks, NV             Prin & Company                                    1st      1,040,954             0        Fee
                       Teachers Retirement of Texas                      1st        609,303             0
                       Bank of Nevada                                    1st         46,621             0

Steger, IL             LW - SP2, L. P.                                   1st        186,387     1,434,968        Fee

Taylorville, IL        Suburban Capital Markets, Inc.                    1st        153,404     1,254,615        Fee

Temple Terrace, FL     Pinnacle Bank                                     1st        176,442     1,629,885        Fee

Trenton, NJ            Penn-Centennial Associates                        1st        624,000     1,600,475     Leasehold

Urbana, IL             Boatman's National Bank of St. Louis              1st        380,488             0        Fee

Waverly, OH            Suburban Capital Markets, Inc.                    1st        153,404     1,254,615        Fee

Wahpeton, ND           State of Wisconsin Investment Board               1st         46,751        44,470        Fee

Washington, IA         State of Wisconsin Investment Board               1st         35,063        33,353        Fee

Wheelersburg, OH       Equitable Life Assurance Society                  1st        166,357     1,169,274        Fee

Wichita, KS            Transamerica Occidental Life
                          Insurance Company                              1st        178,392     1,068,761        Fee

Yazoo City,  MS        NONE                                                                                      Fee

                       (a) Interest rate variable. Disclosed interest rate
                           represents rate as of December 31, 1997

                       (b) Property was foreclosed February 1998

                       (c) Loan is callable on November 1, 2006

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

         As of December 31, 1997, there were 100,000 Units outstanding held by approximately 2,600 Limited Partners.

                  II.   DISTRIBUTIONS OF CASH FLOW FROM OPERATIONS

         The MLP may make annual distributions to its partners in an aggregate amount equal to its Cash Flow from Operations. It is not anticipated that the MLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.

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

         The Restructuring Agreement provides for a sharing of cash from the Proceeds of Sales of the Properties after repayment of the Third Party Underlying Obligations once the net Proceeds of Sale of the Properties exceed the Threshold Amount. Additionally, the Limited Partners of the MLP receive 40% of the Cash Flow from Operations, if any, in excess of Debt Service and any Capital Improvements and Reserves as considered necessary. The remaining cash flow, if any, is applied to the Wrap Mortgages in payment of accrued interest and then principal.

         The MLP has not made any Proceeds of Sales Distributions to its partners since its organization.

                  IV.  CERTAIN INCOME TAX CONSIDERATIONS

         A.  RECOGNITION OF GAIN

         It is anticipated that the forgiveness of Wrap Mortgages and the process of selling Properties, which are owned by Unaudited Partnerships, and applying sales proceeds to make payments on the Wrap Mortgages will require the Limited Partners to report substantial taxable income when the Properties are sold without the corresponding receipt of any cash proceeds therefrom (unless and until the Threshold Amount has been exceeded).

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

         In 1998 the Pension Group agreed to the forgiveness of selected wraparound mortgages remaining after the disposition of properties which were owned by Unaudited Partnerships and were disposed prior to 1997. The total wraparound mortgage forgiveness in 1998 will be approximately $95,426,000 with related discounts of $57,256,000. The resulting gain of $38,170,000 will be reported as an extraordinary item in the MLP's 1998 Statement of Operations.

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

         Certain Partnerships were audited by the IRS (the "Audited Partnerships") and the partners thereof executed an agreement relating to their past and future federal tax liability (the "Closing Agreement"). The foregoing paragraph applies to those investors who have not signed a Closing Agreement with IRS with respect to their Units. As to those Limited Partners who have signed such a Closing Agreement, the appropriate tax treatment may differ from the foregoing and is governed by the Closing Agreement. Again, each affected Limited Partner is urged to consult with his own tax advisors on this issue.

ITEM 6.  SELECTED FINANCIAL DATA

         The following is selected financial data for the MLP for the five years ended December 31, 1997 derived from the audited financial statements of the MLP prepared in conformity with generally accepted accounting principles (GAAP). The selected financial data set forth below should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and with the Combined Financial Statements of the MLP and the notes thereto included elsewhere in this Form 10-K.

                                            Year Ended December 31
                                     (In Thousands, except per unit data)

                                         1997         1996         1995         1994         1993
                                      ---------    ---------    ---------    ---------    ---------
INCOME:
Rental Income                         $  22,876    $  23,984    $  23,976    $  24,486    $  25,384
Other Charges to tenants                  6,884        6,819        9,849        8,378        7,236
Interest income                             136          129          299          443          534
Other income                                 97
                                      ---------    ---------    ---------    ---------    ---------
TOTAL INCOME                             29,993       30,932       34,124       33,307       33,154
                                      ---------    ---------    ---------    ---------    ---------

OPERATING EXPENSES:
Interest expense                         23,038       23,054       23,770       24,109       24,124
Other operating expenses                 11,797       12,365       12,173       12,746       13,433
Depreciation and
 amortization                             8,865        8,839        8,885        9,082        9,595
                                      ---------    ---------    ---------    ---------    ---------
Total Operating Expenses                 43,700       44,258       44,828       45,937       47,152
                                      ---------    ---------    ---------    ---------    ---------
OPERATING LOSS                          (13,707)     (13,326)     (10,704)     (12,630)     (13,998)
                                      ---------    ---------    ---------    ---------    ---------

OTHER EXPENSES:
Net (loss) gain on
 disposition of properties            $    (866)         454          103      (15,763)      (4,908)
Write down of rental
 property                                (1,000)      (1,100)          --           --           --
                                      ---------    ---------    ---------    ---------    ---------
LOSS BEFORE EXTRAORDINARY
 ITEM                                   (15,573)     (13,972)     (10,601)     (28,393)     (18,906)
                                      ---------    ---------    ---------    ---------    ---------

EXTRAORDINARY ITEM:
Forgiveness of wraparound
 mortgages payable on
 dispositions and
 foreclosures of
 properties                                 373          493           12       12,680        5,006
                                      ---------    ---------    ---------    ---------    ---------
NET LOSS                              $ (15,200)   $ (13,479)   $ (10,613)   $ (15,713)   $ (13,900)
                                      =========    =========    =========    =========    =========

PER UNIT DATA:
Operating Loss                        $ (137.07)   $ (133.26)   $ (107.04)   $ (126.30)   $ (139.98)
                                      =========    =========    =========    =========    =========
Net Loss                              $ (152.00)   $ (134.79)   $ (106.13)   $ (157.13)   $ (139.00)
                                      =========    =========    =========    =========    =========

ASSETS:

Rental Property - Net                 $ 151,286    $ 161,874    $ 168,945    $ 182,276    $ 194,735
Other Assets                              4,199        6,423        7,294        9,776       12,039
                                      ---------    ---------    ---------    ---------    ---------
TOTAL ASSETS                          $ 155,485    $ 168,297    $ 176,239    $ 192,052    $ 206,774
                                      =========    =========    =========    =========    =========

LIABILITIES AND PARTNERS' (DEFICIT)
EQUITY:
Wraparound Mortgages
 payable less
 unamortized discount(1)              $ 198,662    $ 196,928    $ 193,835    $ 200,025    $ 199,136
Other Liabilities                        10,394        9,740        7,296        6,306        6,204
                                      ---------    ---------    ---------    ---------    ---------
Total Liabilities                       209,056      206,668      201,131      206,331      205,340
Partners' (Deficit)
 Equity                                 (53,571)     (38,371)     (24,892)     (14,279)       1,434
                                      ---------    ---------    ---------    ---------    ---------
TOTAL LIABILITIES AND
 PARTNERS'(DEFICIT)
 EQUITY                               $ 155,485    $ 168,297    $ 176,239    $ 192,052    $ 206,774
                                      =========    =========    =========    =========    =========

------------------------------

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

         B.  THIRD PARTY DEBT SERVICE

         As of December 31, 1997, the Third Party Underlying Obligations were current for all the Properties except for the properties located in Ardmore, Oklahoma, East Meadow, New York, North Augusta, South Carolina, Temple Terrace, Florida, Wheelersburg, Ohio and Wichita, Kansas. See "D. Loan Obligations" below for further discussion on the North Augusta, Wheelersburg and Wichita properties. The second mortgage loan on the Ardmore property is significantly past due and there are no plans to bring this loan current. The MLP has not received any notice from the holder of this loan in seven years.

         At December 31, 1997, the mortgage loans on the East Meadow and Temple Terrace properties were delinquent. During 1996 the lender declared a default and instituted a foreclosure action on the Temple Terrace property. The Temple Terrace property is owned by Ocala Realty Associates ("Ocala") which in 1996 filed for protection under Chapter 11 of the U.S. Bankruptcy Code. See "Item 3. Legal Proceedings." During 1997 the lender declared a default and instituted a foreclosure action on the East Meadow property. See "Item 3. Legal Proceedings." The mortgage loan on the Wheelersburg property matured in November 1995. During 1997 the MLP negotiated an extension of the mortgage loan to December 31, 1997. The extension included a forbearance of principal payments due on the loan for the twelve month period ended December 31, 1997. The MLP is negotiating with the lender for an additional extension.

         As of December 31, 1997, the net book value and net Wrap Mortgage balance for these Properties were as follows:

Property           Net Book Value         Net Wrap Mortgage Balance
--------           --------------         -------------------------
Ardmore            $7,571,000             $6,977,000
East Meadow        $5,323,000             $8,587,000
Temple Terrace     $1,827,000             $1,797,000
Wheelersburg       $1,433,000             $1,222,000

         C.  WORKING CAPITAL

         As of December 31, 1997, the MLP has a working capital deficiency of approximately $116,000 excluding amounts due to the General Partner and the Pension Group of $1,337,000 and $1,954,000, respectively. The MLP's operating budget for 1998 projects a cash deficit of approximately $35,000. Consequently, the MLP does not have sufficient reserves to satisfy balloon loan obligations with respect to the Third Party Underlying Obligations or to pay for emergencies, major Capital Improvements or major Tenant Improvements. The Partnership Agreement and the Restructuring Agreement do not permit the Third Party Underlying Obligations to be refinanced in order to provide working capital to create a working capital reserve. The General Partner may, in its discretion, create a reserve in light of anticipated costs or other economic contingencies.

         To date, the MLP has replenished its working capital reserves through the sale of Properties. This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on

Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage. They have agreed in certain instances to release their liens and provide proceeds from the sale to the MLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties. Although the Second Mortgage and Wrap Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard is expected. As of December 31, 1997, the General Partner has advanced approximately $1,337,000 to the MLP. The General Partner does not have the financial wherewithal to continue to advance funds to the MLP and may in fact require the repayment of the advances for its own operational needs. As a result, it may be necessary for the MLP to sell Properties.

         D.  LOAN OBLIGATIONS

         As of December 31, 1997 the Third Party Underlying Obligations for the North Augusta, South Carolina, Wheelersburg, Ohio, and Wichita, Kansas properties have matured and had balloon payments due. The Third Party Underlying Obligations that have matured relating to these properties are as follows: North Augusta - $254,000; Wheelersburg - $1,169,000; and Wichita - $1,069,000.

         The MLP has made refinancing proposals to the existing lenders holding the related Third Party Underlying Obligations and is currently engaged in negotiations with these lenders. If the MLP is not able to obtain refinancing commitments and loan extensions from the existing lenders or refinancing from alternative lenders, the Properties could be lost to foreclosure.

         With respect to the year ending December 31, 1998, Third Party Underlying Obligations for the Ardmore ($1,654,000), Borger ($244,000), Federal Way ($250,000), La Mesa ($632,000), Las Vegas ($530,000) and Marquette
($6,307,000) properties are scheduled to mature.

         Although all the Third Party Underlying Obligations on which balloons have become due to date have been refinanced there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. See "Item 2. Properties."

         E.  CAPITAL REQUIREMENTS

         The average age of the Properties owned by the MLP is in excess of 20 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 1997, the MLP was obligated for approximately $105,000 of capital commitments which were primarily for roof repair and replacement. The 1998 operating budget for the Properties provides for approximately $939,000 in capital repair reserves.

         During 1997, the MLP completed renovations to the East Haven property in order to refit the premises for a new tenant occupying most of the vacant Kmart space. The cost of these renovations was approximately $740,000.

         During 1997, the MLP had an outstanding line of credit with E&H Properties, Inc., an affiliate of NPA, ("E&H") under which E&H would advance up to $1 million to the MLP for purposes of making Capital Improvements (the "MLP Line of Credit"). Pursuant to the MLP Line of Credit, the obligation of E&H to make advances to the MLP is at all times in the sole and absolute discretion of E&H. At December 31, 1997, there were no outstanding advances under the MLP Line of Credit.

         Amounts advanced pursuant to the MLP Line of Credit bear interest at the rate of 1% above "E&H Borrowing Rate" (as defined below, currently 10.25%). Amounts advanced pursuant to the MLP Line of Credit are not directly secured by any collateral. However, the East Haven, Connecticut property has been pledged to secure a line of credit extended to E & H by Jefferson Bank of Philadelphia, Pennsylvania ("Jefferson Bank") which will enable E&H to fund the MLP Line of Credit in order to finance Capital Improvements and Tenant Improvements (the "E & H Line of Credit"). In accordance with the terms of the E & H Line of Credit, the MLP has granted a security interest in and assigned a deed-in-lieu of foreclosure with respect to the East Haven property to Jefferson Bank (the "East Haven Security").

         At December 31, 1997, the E & H Line of Credit permitted E & H to borrow up to $750,000 which it can loan to the MLP and can use for E & H's general working capital.

         Pursuant to the promissory note executed with respect to the E & H Line of Credit (the "Jefferson Note"), the amounts advanced pursuant to the Jefferson Note bear interest at a rate equal to .25% per annum in excess of the "Base Rate" of Jefferson Bank (the "E & H Borrowing Rate"). The current E & H Borrowing Rate is 10.25%. The principal amount evidenced by the Jefferson Note is required to be repaid on November 30, 1998. E & H has commenced negotiations to extend and modify the E & H Line of Credit. The E & H Line of Credit has been substantially paid down.

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

         At December 31, 1997, there were no borrowings under the MLP Line of Credit. However, currently $150,000 has been advanced under the E&H Line of Credit.

         In 1996, the MLP obtained a $1,000,000 line of credit from Firstrust Bank (the "Capital Improvements Line"). Proceeds from the Capital Improvements Line are utilized for Capital and Tenant Improvements to the Properties. The initial term of the Capital Improvements Line is a two year period scheduled to expire in June 1998 and the MLP would have the option to extend the term for an additional year. Amounts advanced pursuant to the Capital Improvements Line are evidenced by a note and secured by a mortgage lien on the Sault Ste. Marie, Michigan property, the Oak Lawn, Illinois property and a third property owned by a limited partnership owned by directors and executives of EBL&S, Inc. The mortgage liens are subordinate to the Third Party Underlying Obligations but senior to the Wrap Mortgages and Second Mortgages. The amounts advanced pursuant to the Capital Improvements Line are guaranteed by EBL&S, Inc., EBL&S Property Management, Inc., E&H and Edward B. Lipkin. Amounts advanced pursuant to the Capital Improvements Line bear interest at a variable rate equal to 2% per annum over Firstrust's "commercial reference rate". Currently the commercial reference rate is 8.25%. At December 31, 1997, $593,000 was borrowed under the Capital Improvements Line.

         F.  TENANT IMPROVEMENTS

         The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 1997, approximately $20,000 was provided to tenants in rental abatements.

                  II.  RESULTS OF OPERATIONS

         A.  PROPERTY DISPOSITIONS DURING FISCAL 1997

         In July 1997, the Maplewood, Missouri property was sold. Proceeds were used to pay off the Third Party Underlying Obligation and pay down the Wrap Mortgage. The sale of this property may result in tax liability to those who had been Limited Partners in the Partnership which owned this property. See "Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters
- Certain Income Tax Consequences - Recognition of Gain."

         B.  FULL FISCAL YEARS

         Over the five year period ended December 31, 1997, the MLP disposed of 11 Properties. The number of Properties owned and disposed of by year are as follows:

                       1997          1996         1995         1994         1993
                       ----          ----         ----         ----         ----
Beginning of year       57           60           62           65           67
Properties disposed      1            3            2            3            2
                        --           --           --           --           --
End of year             56           57           60           62           65
                        ==           ==           ==           ==           ==

         The sale of Properties resulted in a "Net Gain (Loss) on disposition of properties" as reflected in the financial statements.

         The following table reflects the operating results for the MLP for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, excluding the operating results for 11 Properties that were sold during the five year period. The table is presented in order to facilitate an understanding of the operating results and trends of the MLP.

                        1997        1996        1995        1994        1993
                      --------    --------    --------    --------    --------
INCOME:

Rental Income         $ 21,952    $ 22,797    $ 21,935    $ 22,409    $ 22,189
Other Charges
 to tenant               6,785       6,719       9,505       7,690       6,366
Interest income            136         120         294         437         534
Other income                97          --          --          --          --
                      --------    --------    --------    --------    --------
TOTAL INCOME            28,970      29,636      31,734      30,536      29,089
                      --------    --------    --------    --------    --------

OPERATING EXPENSES:

Interest expense        17,975      17,972      17,963      18,058      18,152
Other operating
 expenses               11,961      12,370      11,670      11,789      11,759
Depreciation and
 amortization            8,601       8,413       8,286       8,223       8,192
                      --------    --------    --------    --------    --------
TOTAL OPERATING
 EXPENSES               38,537      38,755      37,919      38,070      38,103
                      --------    --------    --------    --------    --------
OPERATING LOSS        $ (9,567)   $ (9,119)   $ (6,185)   $ (7,534)   $ (9,014)
                      ========    ========    ========    ========    ========

         The fluctuations in "Rental Income" between years has been modest and did not exceed 3.9% for any of the years presented. This is consistent with the Property portfolio which has a significant portion of space rented to Anchor Tenants under long term leases. In 1995, 1996 and 1997, there was a $189,000 decrease, a $369,000 increase and a $294,000 decrease in percentage rental income, respectively. In 1995, 1996 and 1997 reductions in rental income were caused by reductions of unbilled rent receivable of $286,000, $274,000 and $558,000, respectively. In 1996 minimum rent increased by $824,000.

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

         During the five year period, certain advances were made by the MLP to the Pension Group. Interest income is earned on the "Advances to the Pension Group" and on available funds which are invested. The changes in interest income from 1993 through 1996 were due to a decrease during this period in the "Advances to the Pension Group."

         The Properties are financed by long term fixed rate debt and consequently there was virtually no fluctuation in interest expense.

         The increase in "Other operating expense" between 1995 and 1996 was primarily due to an increase of $315,000 in common area maintenance expense because of severe weather during the 1996 winter months. In addition, an increase of $270,000 in general and administrative expense contributed to the overall increase and was primarily due to increased legal and other professional fees. Between 1996 and 1997 a decrease of $351,000 was due to a decrease in general and administrative expense and was primarily due to decreased legal and other professional fees.

         Capital Improvements for the years ended December 31, 1996 and 1997 were $5,126,000 and $1,618,000, respectively. Consequently, there are moderate increases in depreciation and amortization for 1996 and 1997.

                  III.  YEAR 2000

         The MLP relies on the computer system of the Property Manager for its management information systems. The Property Manager is in the process of determining its computer needs with respect to the year 2000 millennium change. The modification of this system is planned to be completed and tested in the first half of 1999.

         The failure of the computer systems of the Property Manager arising from year 2000 problems could have a significant impact on the MLP's ability to conduct its business.

                  IV.   INDEBTEDNESS SECURED BY THE PROPERTIES

         The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 1997, the aggregate indebtedness of the MLP pursuant to the Wrap Mortgages was approximately $447 million, of which approximately $126 million constituted indebtedness under the Third Party Underlying Obligations and $83 million constituted indebtedness under the Second Mortgages. See "Item 5. IV. Certain Income Tax Considerations - A. Recognition of Gain." As of December 31, 1997, the aggregate historical cost of the Properties securing the indebtedness of the MLP mortgages was approximately $274 million.

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

         The Properties whose ownership was consolidated in the MLP remain subject to the Third Party Underlying Obligations, Second Mortgages and Wrap Mortgages incurred in connection with the acquisition of the Properties. However, the Wrap Mortgages and Second Mortgages have been restructured.

         A.  THIRD PARTY UNDERLYING OBLIGATIONS

         Information relating to the Third Party Underlying Obligations is included in Schedule 3 which appears under "Item 2. Properties" above.

         B.  THE SECOND MORTGAGES AND NOTES

           Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The approximate outstanding principal balance of the Second Mortgages as of December 31, 1997 was approximately $83 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

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

         Each amended Wrap Note requires a minimum annual payment from the MLP in an amount equal to the 1990 debt service payable on the Third Party Underlying Obligations secured by the same Properties as the Wrap Mortgages which secured such Wrap Note prior to the Restructuring. These minimum payments are applied first to past due interest and principal payments under the Wrap Notes, if any, then to current interest and principal payments due on the Wrap Notes, then against the interest-bearing principal balances of the Wrap Notes, allocated among the Wrap Notes as the Pension Groups elect, and finally to the non-interest-bearing principal balances, allocated among the Wrap Notes as the Pension Groups elect. The Restructuring Agreement requires the MLP to make additional payments on the Wrap Notes on April 10th of each year equal to sixty percent (60%) of the amounts by which Cash Flow from Operations for the previous year exceeded the sum of the minimum annual payment in such year plus the current payments due in such year on any indebtedness incurred after January 1, 1990 for Capital Improvements to any of the Properties. The holder of the Wrap Notes applies the minimum annual payments to pay the current payments due on the Third Party Underlying Obligations.

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

         The Excess Proceeds are applied as follows: (a) 100% of the Excess Proceeds are applied in payment of the Wrap Mortgages until the Threshold Amount has been paid; (b) the next $70 million of Excess Proceeds are allocated 60% to the payment of the Wrap Mortgage and 40% are retained by the MLP;(c) 100% of the next Excess Proceeds up to an amount equal to the Investor Note Recovery or $25 million, whichever is less, are retained by the MLP and distributed by the MLP to the Investor Note Payors; (d) the next Excess Proceeds are allocated by 60% to the payment of the Wrap Mortgages and 40% are retained by the MLP up to an amount equal to the outstanding balances for the Wrap Mortgages on January 1, 1990 less the sum of: (i) the aggregate amount of the sums previously paid as Minimum Payoff Amounts; (ii) the Investor Note Recovery, and (iii) $70 million;
(e) 100% of the next excess Proceeds are applied in payment of the Wrap Mortgages in the amount equal to (i) the amount necessary to pay in full the Wrap Mortgages on Properties acquired from partnerships audited by the Internal Revenue Service, in the case of Excess Proceeds generated by the sale of such a Property, and (ii) the amount necessary to pay in full the Wrap Mortgages on Properties acquired from Unaudited Partnerships, in the case of Excess Proceeds generated by the sale of such a Property; and (f) 100% of any additional Excess Proceeds are retained by the MLP.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The combined financial statements, including the notes thereto and the report of the independent certified public accountants, are included in Part IV,
Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

         The directors and executive officers of the General Partner are as follows:

         Howard N. Brownstein, age 54, serves as Chairman of the Board of Directors and a Vice President of the General Partner. Mr. Brownstein has also served as Chairman of the Board of Directors of NPA since it was organized in 1976. Mr. Brownstein graduated from City College of the City University of New York and received his MBA from the University of Illinois.

         Edward B. Lipkin, age 52, serves as President of the General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the
International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

         Pursuant to an agreement entered into by and between Mr. Lipkin and Mr. Brownstein each have agreed to vote their shares of EBL&S, Inc. in order to elect each a director and officer of EBL&S, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

         Neither the General Partner nor the officers of the General Partner receive compensation from the MLP. Certain administrative services related to tax and accounting service and to investor note collections were performed by the General Partner on behalf of the MLP as provided in the Partnership Agreement. The amount payable to the General Partner for such services aggregated $58,000, $53,000 and $58,000 for the years ended December 31, 1997, 1996 and 1995, respectively. See "Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

TITLE OF CLASS          NAME & ADDRESS OF          AMOUNT AND                  % OF CLASS
                        BENEFICIAL OWNER           NATURE OF
                                                   BENEFICIAL OWNERSHIP (2)
Units of Limited        Edward B. Lipkin           2,681 Units                   2.7%
Partnership Interest    230 S. Broad Street
                        Philadelphia, PA 19102

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

PERSON RECEIVING                                      ESTIMATED AMOUNT
COMPENSATION      TYPE OF COMPENSATION                OF COMPENSATION
---------------   --------------------                ---------------
                           ORGANIZATIONAL PHASE
                           --------------------
General
                                                      Partner
                                                      1% general
                                                      partners'
                                                      interest in the
                                                      MLP.

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

EBL&S Property       Leasing Fees                     For all obtained or
Management, Inc.                                      renewed leases, an amount
                                                      equal to the fees
                                                      customarily charged in
                                                      the geographic area of
                                                      leased property. Actual
                                                      amounts will depend upon
                                                      future operations and are
                                                      not now determinable.


General Partner      General Partner's share          The General
                     Of Profit and Losses             Partner will be
                                                      allocated 1% of the
                                                      profits and losses
                                                      from MLP
                                                      operations.

General Partner      Reimbursement of Expenses        Actual cost of
                                                      goods and services
                                                      utilized for or by
                                                      the MLP, including
                                                      certain
                                                      administrative
                                                      services performed
                                                      by the General
                                                      Partner.

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

E&H Properties,      Repayment of Indebtedness        Actual amounts
Inc.                 secured by Second Mortgages      will depend on
                                                      the price of
                                                      Properties and are
                                                      not now
                                                      determinable.

--------

         (1) All expenses of the MLP are billed directly to and paid by the MLP. The General Partner is reimbursed for the actual cost of goods and materials used for or by the MLP and obtained from entities which are not affiliates of the General Partner. In addition, the General Partner is reimbursed for administrative services performed for the MLP, provided that such services are necessary for the prudent operation of the MLP and further provided that such reimbursement is at the lower of (i) the General Partner's actual cost or (ii) the cost of obtaining comparable administrative services from independent parties in the same geographic location. Reimbursement to the General Partner for services for which it is entitled to compensation by way of a separate fee is not allowed. No reimbursement is made for rent, depreciation, utilities, or capital equipment in the building in which the MLP maintains offices and other overhead costs.

                  II.  PROPERTY MANAGEMENT BY AFFILIATE

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

         Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. An aggregate of approximately $1,292,000 was earned by the Property Manager for management fees, and an aggregate of approximately $108,000 was earned by the Property Manager for leasing fees for the fiscal year 1997.

                  III.  CONFLICTS OF INTEREST

         From time to time, there may be conflicts of interest between the General Partner and its affiliates (including the Property Manager) on the one hand and the MLP and its Limited Partners on the other hand. The General Partner will attempt to resolve any conflicts of interest by exercising the good faith required of fiduciaries, and the General Partner believes that it will generally be able to resolve conflicts on an equitable basis. Depending on the relevant facts and circumstances, however, the resolution of any particular conflict may not be in favor of the MLP. A resolution which is unfavorable to the MLP will result only if the General Partner determines in good faith, bearing in mind its fiduciary duties, that it is the most appropriate to deal with the overall situation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         A.  CONFLICT REGARDING SALES AND REFINANCING

         The General Partner is an affiliate of NPA. NPA or its affiliates hold the Second Mortgages aggregating $83 million. This lack of independence gives rise to certain conflicts of interest with respect to the sale or refinancing of the Properties.

         The General Partner oversees sales, leases, financing, operations and management of the Properties and decides which Properties are sold and how to apply the Proceeds of Sales of the Properties. Because NPA or its affiliates hold the Second Mortgages on the Properties which will be repaid from the Proceeds of Sales of the Properties and the General Partner is an affiliate of NPA, the General Partner may not be solely interested in ensuring that sales of Properties generate sufficient proceeds to enable the Limited Partners to receive distributions with respect thereto. However, pursuant to the Restructuring Agreement, a portion of all proceeds derived from sale of the Properties in excess of the Threshold Amount will be applied in payment of the Wrap Mortgages. Accordingly, the General Partner (as an affiliate of NPA) will have a financial incentive to cause the MLP to maximize Proceeds of Sales of the Properties. Furthermore, the General Partner is accountable to the MLP and the Limited Partners as a fiduciary and, consequently, must exercise good faith and integrity in handling the affairs of the MLP and must take its Limited Partners' interests in account in making decisions regarding sales and refinancing.

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

         None, except as described above.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                  I.  DOCUMENTS FILED AS PART OF THIS REPORT

         A.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report..............................    F-1

         Combined Financial Statements:

           Combined Balance Sheets at December 31, 1997 and 1996...    F-2

           Combined Statements of Operations and Changes
           in Partners' Deficit for the years ended
           December 31, 1997, 1996 and 1995........................    F-3

           Combined Statements of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995........................    F-4

         Notes to Combined Financial Statements....................    F-6

         Attachments

           1  Properties Effectively Owned by NPAMLP at
              December 31, 1997....................................   F-18

           2  Schedules II and III to the Combined Financial
              Statements...........................................   F-19

         B.  EXHIBITS

                  Exhibit No.       Description

                  *2.1 Consolidation Agreement by and among the National Property Analysts Master Limited Partnership (the "MLP"); EBL&S, Inc.("EBL&S") and Buster, Inc.("Buster").

                  *2.2 Settlement Agreement by and among plaintiffs as a class, National Property Analysts, Inc. ("NPA") and certain additional defendants in James O'Brien, et al. v. National Property Analysts, Inc., et al. (the "Action").

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

NATIONAL PROPERTY ANALYSTS MASTER
LIMITED PARTNERSHIP

(Registrant)

By:  EBL&S, Inc., its sole general partner

     By: /s/ Edward B. Lipkin
         --------------------
         Edward B. Lipkin
         President

Date:    March 25, 1998
         --------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Capacity                                    Date
---------                   --------                                    ----
                            President and Director of EBL&S, Inc.
/s/Edward B. Lipkin         Principal Executive Officer,
-----------------------     Principal Accounting Officer and
Edward B. Lipkin            Principal Financial Officer              March 25, 1998
                                                                     --------------


/s/Howard N. Brownstein     Director of EBL&S, Inc.                  March 25, 1998
-----------------------                                              --------------
Howard N. Brownstein

                       [KPMG PEAT MARWICK LLP Letterhead]

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of NPAMLP as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                       /S/ KPMG Peat Marwick LLP

March 24, 1998

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Combined Balance Sheets

December 31, 1997 and 1996
(in thousands)

-------------------------------------------------------------------------------
ASSETS                                                   1997             1996
-------------------------------------------------------------------------------
Rental property, at cost:
     Land                                            $ 17,970           18,663
     Buildings                                        255,764          258,922
-------------------------------------------------------------------------------
                                                      273,734          277,585
     Less:  accumulated depreciation                  122,448          115,711
-------------------------------------------------------------------------------
Rental property, net                                  151,286          161,874
-------------------------------------------------------------------------------
Cash and cash equivalents                               1,068              867
Restricted cash                                         1,412            2,030
Tenant accounts receivable, net of allowance of
     $30 and $20 for 1997 and 1996, respectively           53              853
Unbilled rent receivable                                  882            1,440
Tenant leasing costs                                      117              323
Accounts receivable and other assets                      667              910
-------------------------------------------------------------------------------
Total assets                                         $155,485          168,297
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' DEFICIT
-------------------------------------------------------------------------------
Wraparound mortgages payable                         $446,712          460,856
Less unamortized discount based on imputed
     interest rate of 12%                             248,050          263,928
-------------------------------------------------------------------------------
Wraparound mortgages payable less
     unamortized discount                             198,662          196,928
Due to Pension Group                                    1,954            1,170
Other borrowings                                          593              235
Deferred revenue                                          396              248
Accounts payable and other liabilities                  2,361            2,997
Finance lease obligation                                2,650            2,650
Deposit on sale of property                             2,440            2,440
-------------------------------------------------------------------------------
Total liabilities                                     209,056          206,668
Partners' deficit                                     (53,571)         (38,371)
-------------------------------------------------------------------------------
Total liabilities and partners' deficit              $155,485          168,297
-------------------------------------------------------------------------------

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Combined Statements of Operations and Changes in Partners' Deficit

December 31, 1997, 1996, and 1995
(in thousands, except per unit data)

----------------------------------------------------------------------------------
                                                      1997        1996       1995
----------------------------------------------------------------------------------
Income:
     Rental income                                  $ 22,876     23,984     23,976
     Other charges to tenants                          6,884      6,819      9,849
     Interest income                                     136        129        299
     Other income                                         97         --         --
----------------------------------------------------------------------------------
Total income                                          29,993     30,932     34,124
----------------------------------------------------------------------------------
Operating expenses:
     Interest expense                                 23,038     23,054     23,770
     Real estate taxes                                 6,468      6,457      7,023
     Management fees                                   1,292      1,413      1,393
     Common area maintenance expenses                  2,389      2,568      2,254
     Ground rent                                         627        603        519
     Repairs and maintenance                             583        535        463
     General and administrative                          438        789        521
     Depreciation and amortization                     8,865      8,839      8,885
----------------------------------------------------------------------------------
Total operating expenses                              43,700     44,258     44,828
----------------------------------------------------------------------------------
Operating loss                                       (13,707)   (13,326)   (10,704)
Other (expense) income:
     Net (loss) gain on disposition of properties       (866)       454        103
     Write down of rental property                    (1,000)    (1,100)        --
----------------------------------------------------------------------------------
Loss before extraordinary item                       (15,573)   (13,972)   (10,601)
Extraordinary item:
     Forgiveness of wraparound mortgages
        payable on dispositions and of properties        373        493        (12)
----------------------------------------------------------------------------------
Net loss                                             (15,200)   (13,479)   (10,613)
Partners' deficit:
     Beginning of year                               (38,371)   (24,892)   (14,279)
----------------------------------------------------------------------------------
     End of year                                    $(53,571)   (38,371)   (24,892)
----------------------------------------------------------------------------------
Net loss per unit                                   $(152.00)   (134.79)   (106.13)
----------------------------------------------------------------------------------

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Combined Statements of Cash Flows

December 31, 1997, 1996, and 1995
(in thousands)

-----------------------------------------------------------------------------------------
                                                             1997       1996       1995
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                             $(15,200)   (13,479)   (10,613)
     Adjustments to reconcile net
        loss to net cash provided by
        operating activities:
            Depreciation                                     8,604      8,606      8,707
            Amortization of discount                        11,071      8,326      8,216
            Net loss (gain) on disposition of
                properties including forgiveness
                of wraparound mortgages payable                493       (947)       (12)
            Write down of rental property                    1,000      1,100         --
            Decrease (increase) in tenant
                accounts receivable, net                       800       (171)      (450)
            Decrease in unbilled
                rent receivable, net                           558        274        286
            Decrease (increase) in tenant leasing costs        206         22        (47)
            Decrease (increase) in accounts
                receivable and other assets                    243       (456)       (97)
            (Decrease) increase in accounts payable
                and other liabilities                         (636)       791        300
            Increase in deferred revenue                       148        248         --
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                    7,287      4,314      6,290
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
        Payments on wraparound mortgages                    (9,617)    (9,257)    (9,353)
        Repayment of advances to the Pension Group              --      2,199      2,305
        Increase in due to Pension Group                       784      1,170         --
        Proceeds from other borrowings                         358        235         --
        Proceeds from additional debt                          653      4,518         --
-----------------------------------------------------------------------------------------
Net cash used in financing activities                       (7,822)    (1,135)    (7,048)
-----------------------------------------------------------------------------------------

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Combined Statements of Cash Flows, Continued

(in thousands)

--------------------------------------------------------------------------------------
                                                          1997        1996      1995
--------------------------------------------------------------------------------------
Cash flows from investing activities:
        Disposition of properties                      $  1,736      2,944         --
        Improvements to rental property                  (1,618)    (5,126)      (417)
        Increase in deposit on sale of property              --         --        690
--------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities         118     (2,182)       273
--------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents           (417)       997       (485)
Cash and cash equivalents:
     Beginning of year                                    2,897      1,900      2,385
--------------------------------------------------------------------------------------
     End of year                                       $  2,480      2,897      1,900
--------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
        Cash paid during the year for interest         $ 11,661     14,443     15,310
--------------------------------------------------------------------------------------
Supplemental disclosure of noncash activities:
     Write-off of unbilled rent receivable             $     --         --         44
     Decrease in wraparound mortgages from
        nonmonetary exchanges                                --         --     (5,053)
     Reduction in wraparound mortgages from
        forgiveness of debt, net of related discount        373        493         --
     Decrease in rental property from
        nonmonetary exchanges                                --         --     (5,053)
--------------------------------------------------------------------------------------


See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements

December 31, 1997 and 1996
(dollars in thousands)

--------------------------------------------------------------------------------

   (1)   FORMATION AND DESCRIPTION OF BUSINESS

         National Property Analysts Master Limited Partnership (NPAMLP), a limited partnership, was formed effective January 1, 1990. NPAMLP is owned 99% by the limited partners and 1% by the general partner, EBL&S, Inc. (note 9).

         The properties included in NPAMLP consist primarily of shopping centers and free standing, single tenant retail stores with national retailers as prime tenants. The ownership and operations of these properties have been combined in NPAMLP pursuant to a consolidation (the Consolidation) of properties owned by certain limited partnerships (the Electing Partnerships) previously sponsored by National Property Analysts, Inc. and its affiliates (NPA). NPAMLP intends to hold the properties until such time as it is deemed prudent to dispose of them. The precise timing of disposition of the properties is at the discretion of the general partner. However, in accordance with the partnership agreement, the partnership will terminate on December 31, 2015. It is anticipated that as a result of the sale of the properties, the limited partners will have to report substantial taxable income without the corresponding receipt of any cash proceeds.

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


                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements

(dollars in thousands)

--------------------------------------------------------------------------------

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

         Through December 31, 1997, the general partner and NPAMLP sold properties that generated approximately $34,935 in net proceeds which have been applied as a reduction of the threshold amount. NPAMLP has not distributed any sales proceeds to its partners since its organization.

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

                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements

(dollars in thousands)

--------------------------------------------------------------------------------

   (1)   CONTINUED

         NPAMLP has a working capital deficiency as of December 31, 1997 of approximated $116, excluding amounts due to the general partner and the Pension Group of $1,337 and $1,954, respectively. NPAMLP may not have sufficient working capital reserves to satisfy mortgage obligations, pay for emergencies, major capital improvements or major tenant improvements. NPAMLP has $1,068 of unrestricted cash and $1,407 available under line of credit agreements at December 31, 1997 to meet its short term obligations. Through December 31, 1997, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wrap mortgage have released their liens. In addition, as of December 31, 1997, the general partner has advanced approximately $1,337 to NPAMLP. The general partner does not have the financial wherewithal to continue to advance funds to NPAMLP and may in fact require the repayment of the advances for its own operational needs. As a result, it may be necessary for NPAMLP to sell properties. In the event that NPAMLP is not able to obtain refinancing commitments and loan extensions from the existing senior mortgage lenders or refinancing from alternative lenders, the properties could be lost to foreclosure.

   (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         RENTAL PROPERTY

         Rental properties are stated at original cost to the Electing Partnerships. Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years and 15-39 years, respectively.

         In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, (SFAS 121). This Statement requires that long-lived assets and certain identifiable assets be reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or the fair value less costs to sell.

                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements

(dollars in thousands)

--------------------------------------------------------------------------------

  (2)   CONTINUED

         The Company adopted SFAS 121 on January 1, 1996. The estimated undiscounted cash flows from the Ardmore, Oklahoma property indicated that a write down to fair market value was required under SFAS 121 in 1996. This write-down from the initial adoption of SFAS No. 121 resulted in a charge to income of $1,100 in 1996 which is included in the combined statements of operations as write-down of rental property in 1996. In 1997 the estimated undiscounted cash flows from the Las Vegas, Nevada and East Greenbush, New York properties indicated that a write-down to fair market value of $1,000 was required in 1997 which is included in the combined statements of operations as write-down of rental property. The estimated fair values of these properties were determined by management based on projected cash flows and market trends.

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

         Restricted cash also consists of amounts held in escrow for real estate taxes and capital improvements and amounts held in debtor-in-possession accounts.

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

                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements

(dollars in thousands)

--------------------------------------------------------------------------------

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

         In accordance with SFAS No. 107, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 1997.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made by management with respect to the recoverability of the carrying amounts of rental property. Actual results could differ from these estimates.

   (3)   OTHER BORROWINGS

         During 1996 NPAMLP secured a $1,000 revolving line of credit with a bank. The line of credit bears interest based on a variable rate (10.25% at December 31, 1997) and expires on June 24, 1998. The line is secured by a mortgage lien on the Sault Ste. Marie, Michigan property (with a net book value of rental property of $1,767 and a net wraparound mortgage payable of $1,848 at December 31, 1997) and the Oak Lawn, Illinois property (with a net book value of rental property of $4,259 and a net wraparound mortgage payable of $5,609 at December 31,
         1997). As of December 31, 1997 and 1996, NPAMLP owed $593 and $235, respectively, under the line of credit. The maximum amount outstanding under the line of credit during the twelve months ended December 31, 1997 and 1996, was $593 and $235, respectively.


                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements

(dollars in thousands)

--------------------------------------------------------------------------------

   (4)   TENANT LEASES

         At December 31, 1997, NPAMLP effectively owns and operates 56 properties (57 at December 31, 1996), as listed in Attachment 1, that are comprised principally of shopping centers and free standing, single tenant retail stores with approximately 250 tenants under various lease agreements which are treated as operating leases.

         In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance, and renewal options. The leases expire under their original terms at various dates over the next 19 years.

         Future minimum lease rentals to be received under noncancelable leases are approximately:

         1998                                       $18,646
         1999                                        16,433
         2000                                        13,991
         2001                                        12,392
         2002                                        11,039
         Thereafter                                  41,598
         --------------------------------------------------

         Rental income includes approximately $856, $1,150, and $781 related to percentage rents billed for the years ended December 31, 1997, 1996, and 1995, respectively.

   (5)   GROUND LEASES

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

                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements

(dollars in thousands)

--------------------------------------------------------------------------------

   (5)   CONTINUED

         Aggregate proceeds from the five land sales were $2,650 and are recorded as a finance lease obligation. The amounts paid in accordance with the 1991 ground leases are recorded as interest expense. Any gain or loss arising from this transaction will be recognized at the date upon which title to the buildings is conveyed to the buyer.

         Future minimum lease payments under all noncancelable ground leases as of December 31, 1997 are approximately:

         1998                                       $  718
         1999                                          718
         2000                                          676
         2001                                          663
         2002                                          663
         Thereafter                                  3,264
         -------------------------------------------------

         Total rental expense for ground leases for the years ended December 31, 1997, 1996, and 1995 was approximately $627, $603, and $519, respectively. In addition, $255 was recorded each year as interest expense.

   (6)   WRAPAROUND MORTGAGES

         The properties combined in NPAMLP are subject to nonrecourse wraparound mortgages. The wraparound mortgages are cross-collateralized among the properties owned by NPAMLP as described in note 1. The wraparound mortgages are secured by liens on the properties that are subordinate to the underlying third party mortgage obligations and the purchase money mortgages (note 9), collectively the senior mortgage obligations. The wraparound mortgages are payable to the Pension Group and the Pension Group is liable to the holders of the senior mortgage obligations.

         To date, the Pension Group has forgiven the wraparound mortgages remaining after the disposition of properties which were owned by Audited Partnerships. In 1997, the Pension Group agreed to forgive certain wraparound mortgages remaining after the disposition of properties which were owned by Unaudited Partnerships. During 1997 and 1996 wraparound mortgage obligations of approximately $5,180 and $2,027 with related discounts of $4,807 and $1,534 were forgiven in connection with the sale of the Maplewood, Missouri, and El Paso, Texas properties, resulting in extraordinary gains of $373 and $493, respectively.

                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements

(dollars in thousands)

--------------------------------------------------------------------------------

  (6)    CONTINUED

         The wraparound mortgages have maturity dates varying from August 2009 to December 2013 and stated interest rates varying from 0% to 10%.

         Certain wraparound mortgages are fully amortizing over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations. Also, the Pension Group has balloon payments due on the underlying third party mortgage obligations which aggregate approximately $9,617 during the year ended December 31, 1998. Discussions and negotiations with the lenders for these properties are in process, however, there can be no assurance that loan extensions will be successfully negotiated with these lenders.

         In March 1998 the Pension Group agreed to the forgiveness of $95,426 of wraparound mortgage obligations with related discounts of $57,256. The resulting gain of $38,170 will be reported as an extraordinary item in NPAMLP's 1998 statement of operations.

         At December 31, 1997, $1,954 was due to the Pension Group representing past due payments on the wraparound mortgages. In connection with the March 1998 wraparound mortgage forgiveness, the Pension Group also forgave this obligation. This resulting gain will also be reported as an extraordinary item in NPAMLP's 1998 statement of operations.

         Wraparound mortgage principal payment requirements for the next five years, as adjusted for the forgiveness in March 1998 of certain obligations, are approximately:

         1998                                       $7,079
         1999                                        7,586
         2000                                        9,071
         2001                                        8,118
         2002                                        8,613
         -------------------------------------------------

   (7)   EXCHANGE OF PROPERTIES

         During the year ended December 31, 1995, NPAMLP completed a nonmonetary transaction, exchanging rental property for similar rental property. In 1995 both the fair value of the rental property and the wraparound mortgage were reduced by $5,053. No gain or loss was recognized on the exchange transaction since the fair value of the rental properties received, net of the wraparound mortgage assumed was equivalent to the book value of the rental properties given up, net of the related wraparound mortgage.


                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements

(dollars in thousands)

--------------------------------------------------------------------------------

   (8)   PROPERTY SUBJECT TO SALES CONTRACTS

         During the years ended December 31, 1990 and 1995, NPAMLP sold options for the purchase of two and three rental properties, respectively. The 1990 options provide that title to the land and buildings will be conveyed to the holder of the options without additional consideration on November 14, 2003 and December 11, 2006. The 1995 options provide that title to the land and buildings will be conveyed to the holder of the options without additional consideration on July 13, 1998, October 31, 1998, and June 30, 2003. Aggregate proceeds received from the sale of the options were $2,440 and are recorded as a deposit on sale of property. Estimated losses arising from these transactions have already been recognized by NPAMLP. Any gain arising from these transactions will be recognized at the date upon which title to the land and buildings is conveyed to the buyer, which has not occurred as of December 31, 1997.

   (9)   RELATED PARTY TRANSACTIONS

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

         In addition, certain administrative services were performed by EBL&S on behalf of NPAMLP as provided for in NPAMLP's Partnership Agreement. Amounts earned by EBL&S for the years ended December 31 were as follows:

                                       1997     1996      1995
         ------------------------------------------------------
         Property management fees    $1,292    1,413     1,393
         Leasing commissions            108      263       113
         Administrative services         58       53        58
         ------------------------------------------------------
                                     $1,458    1,729     1,564
         ------------------------------------------------------

                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements

(dollars in thousands)

--------------------------------------------------------------------------------

   (9)   CONTINUED

         Included in accounts payable and other liabilities at December 31, 1997 and 1996 was approximately $1,337 and $1,454, respectively, that was owed to EBL&S for property management fees, leasing commissions, administrative services, and cash advances for debt service.

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

         NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997 and 1996.

         NPA holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $83,156 at December 31, 1997 and 1996.

  (10)   COMMITMENTS AND CONTINGENCIES

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


                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements

(dollars in thousands)

--------------------------------------------------------------------------------

  (10)   CONTINUED

         In 1995 NPAMLP executed a promissory note to E&H Properties, Inc. for $1,000. The note secures future advances from E&H Properties, Inc. to NPAMLP to be utilized for capital and tenant improvements to the properties. Funding for such advances is obtained from E&H Properties, Inc.'s line of credit availability. One of the properties owned by NPAMLP was pledged as collateral for the E&H Properties, Inc. line. Should E&H Properties, Inc. default under the line of credit agreement, this property could be sold in satisfaction of the line. During 1996 NPAMLP was advanced and repaid $703 under this agreement. At December 31, 1997 and 1996, borrowings under the E&H Properties, Inc. line were $150 and $1,197, respectively, however, there were no advances from E&H Properties, Inc. to NPAMLP.

         In 1996 Ocala Realty Associates (Ocala), a wholly-owned partnership, filed for protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Ocala owns and operates the properties located in East Greenbush, New York; Ocala, Florida; and Temple Terrace, Florida. Ocala has been operating as a Debtor-In-Possession since the filing date and intends to file a Plan of Reorganization in 1998. In 1997 NPAMLP recognized a loss of $600 on the write-down of East Greenbush under SFAS 121 (note 2). Management does not believe that the ultimate settlement will result in any further loss to NPAMLP.

         In 1997 East Meadow Associates (East Meadow), a wholly-owned partnership, filed for protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code. East Meadow owns and operates the properties located in Chesapeake, Virginia, and East Meadow, New York. East Meadow has been operating as a Debtor-In-Possession since the filing date and filed a Plan of Reorganization which was confirmed on December 1, 1997. The East Meadow, New York property was transferred to the holder of the third-party underlying mortgage on February 6, 1998. The Chesapeake, Virginia property was retained. The transfer of the East Meadow property in 1998 and release of the related mortgage obligation is expected to result in a gain in excess of $3,000 in 1998.

         Certain scheduled payments on third party underlying obligations discussed in note 1 which are secured by mortgages have not been made on the Ardmore, Oklahoma, North Augusta, South Carolina, Temple Terrace, Florida, Wheelersburg, Ohio, and Wichita, Kansas properties at December 31, 1997. In the event that NPAMLP is not able to obtain refinancing commitments and loan extensions from the existing lenders or refinancing from alternative lenders, the properties could be lost to foreclosure. The net book value of rental property for Ardmore, Oklahoma; Temple Terrace, Florida; and Wheelersburg, Ohio exceeds the carrying value of the related wraparound mortgages payable by approximately $905 at December 31, 1997, which could result in a loss to NPAMLP in the event of foreclosure.


                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements

(dollars in thousands)

--------------------------------------------------------------------------------

  (11)   MAJOR TENANTS

         During the years ended December 31, 1997, 1996, and 1995, one tenant accounted for approximately 50%, 52%, and 51% of the rental income of NPAMLP, respectively. Seven of the stores occupied by this tenant had been vacated as of December 31, 1997; however, the tenant has continued to make rental payments under the terms of their leases while they attempt to market the space to other users. The tenant remains obligated under the terms of its leases at these seven properties for terms ranging from four to nineteen years. In the past years, the tenant experienced a downgrading of its credit rating as a result of its financial performance.

  (12)   PARTNERS' DEFICIT

         Following is a summary of the combined changes in partners' deficit for the three years ended December 31, 1997 (in thousands except unit data):

---------------------------------------------------------------------------------------------
                                  Units                           Partners' deficit
                      ------------------------------      -----------------------------------
                      General     Limited                 General     Limited
                      partners    partners                partners    partners
                        (1%)       (99%)       Total        (1%)        (99%)         Total
---------------------------------------------------------------------------------------------
December 31, 1994      1,000      99,000      100,000      $(144)      (14,135)      (14,279)
Net loss                  --          --           --       (105)      (10,508)      (10,613)
---------------------------------------------------------------------------------------------
December 31, 1995      1,000      99,000      100,000       (249)      (24,643)      (24,892)
Net loss                  --          --           --       (135)      (13,344)      (13,479)
---------------------------------------------------------------------------------------------
December 31, 1996      1,000      99,000      100,000       (384)      (37,987)      (38,371)
Net loss                  --          --           --       (152)      (15,048)      (15,200)
---------------------------------------------------------------------------------------------
December 31, 1997      1,000      99,000      100,000      $(536)      (53,035)      (53,571)
---------------------------------------------------------------------------------------------

                                                                    ATTACHMENT 1

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Properties Effectively Owned by NPAMLP at December 31, 1997 (1)

--------------------------------------------------------------------------
Property
location
--------------------------------------------------------------------------

Ardmore, OK             Huntsville, AL*             Ocala, FL
Borger, TX              Huron, SD                   O'Fallon, MO
Bowling Green, OH       Hutchinson, MN              Philadelphia, PA*+
Cahokia, IL             Independence, MO            San Mateo, CA
Chesapeake, VA*+        International Falls, MN     Sault Ste. Marie, MI
Clackamas, OR***        Kalamazoo, MI*+             Seven Hills, OH*+
Cottage Grove, MN       La Mesa, CA***              Sparks, NV***
Crescent City, CA       Lake Mary, FL               Steger, IL
Dunmore, PA*            Las Vegas, NV***            Taylorville, IL
East Greenbush, NY      Lockport, IL                Temple Terrace, FL
East Haven, CT          Marquette, MI*              Trenton, NJ*
East Meadow, NY*        Maryville, MO*              Urbana, IL
Escanaba, MI            Menominee, MI*              Wahpeton, ND
Fairborn, OH*+          Minot, ND                   Washington, IA
Fairfield, IA           New Hope, MN                Waverly, OH
Federal Way, WA         Newberry, SC                Wheelersburg, OH
Fond du Lac, WI         North Augusta, SC*          Wichita, KS
Fort Wayne, IN***       North Sarasota, FL          Yazoo City, MS
Huntington, WV          Oak Lawn, IL*

    * Properties with ground leases  (note 5).

  *** Property subject to sales contracts (note 8).

    + Land sales (note 5).

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

                                                                     SCHEDULE II

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Combined Valuation and Qualifying Accounts

December 31, 1997, 1996, and 1995
(in thousands)

--------------------------------------------------------------------------------
                                    Balance      Additions               Balance
                                  beginning     charged to               end of
                                    of year     operations   Deductions    year
--------------------------------------------------------------------------------
Allowance for doubtful accounts:

     Year ended December 31, 1995      $20          -            -          20

     Year ended December 31, 1996       20          -            -          20

     Year ended December 31, 1997       20         10            -          30
--------------------------------------------------------------------------------

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP               SCHEDULE III
(A LIMITED PARTNERSHIP)

Combined Real Estate and Accumulated Depreciation Schedule
December 31, 1997, 1996 and 1995
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                          Cost capitalized
                                                            (written off)
                                                             subsequent
                                      Initial cost         to acquisition
                                  -------------------    -------------------
                                        Buildings and          Buildings and        Buildings and          Accumulated    Date of
Property location   Encumbrances  Land  improvements     Land  improvements   Land  improvements   Total  depreciation  acquisition
------------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK            $6,977      750     14,989          -       (995)      750     13,994       14,744      7,173       09/83
Bowling Green, OH       3,932      496      5,270          -         13       496      5,283        5,779      2,975       02/81
Borger, TX                664      106      1,143          -          -       106      1,143        1,249        543       10/83
Philadelphia, PA        3,550      529      5,859          -        168       529      6,027        6,556      3,453       08/80
Cottage Grove, MN       6,494      740      5,550        (84)     4,526       656     10,076       10,732      3,171       11/81
Cahokia, IL             3,892      600      5,800          -        144       600      5,944        6,544      2,961       10/82
Chesapeake, VA          3,577      416      4,797          -          -       416      4,797        5,213      2,452       09/82
Crescent City, CA       1,519      129      2,220          -          -       129      2,220        2,349      1,073       07/83
Clackamas, OR           1,175      124      3,091          -          -       124      3,091        3,215      1,477       09/83
Dunmore, PA               699        -      1,350          -          -         -      1,350        1,350      1,016       06/75
East Haven, CT          3,720      447      4,883          -        889       447      5,772        6,219      2,866       08/80
East Meadow, NY         8,587        -      9,246          -        931         -     10,177       10,177      4,854       09/82
Escanaba, MI            1,022      159      1,616          -         -        159      1,616        1,775        822       10/82
East Greenbush, NY      3,846      703      5,560          -       (582)      703      4,978        5,681      2,767       02/83
Fairborn, OH            3,427      377      4,961          -         10       377      4,971        5,348      2,564       07/82
Fond du Lac, WI         4,708      760      7,721        (24)       196       736      7,917        8,653      3,997       10/82
Federal Way, WA           701       86      1,894          -          -        86      1,894        1,980      1,057       04/81
Ft. Wayne, IN           4,224      575      6,616          -          -       575      6,616        7,191      3,087       01/84
Fairfield, IA             256       45        461          -          -        45        461          506        213       03/84
Hutchinson, MN          1,931      179      3,304          -          -       179      3,304        3,483      1,606       06/83
Huron, SD                 332       58        598          -          -        58        598          656        276       03/84
Huntsville, AL          1,150        -      1,904          -         44         -      1,948        1,948        886       03/84
Huntington, WV          2,468      336      3,649          -        390       336      4,039        4,375      1,655       10/84

                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP        SCHEDULE III, CONT.
(A LIMITED PARTNERSHIP)

Combined Real Estate and Accumulated Depreciation Schedule

(in thousands)

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                         Cost capitalized
                                                           (written off)
                                                           subsequentto
                                       Initial cost         acquisition
                                   -------------------  -------------------
                                         Buildings and        Buildings and        Buildings and            Accumulated    Date of
Property location   Encumbrances   Land  improvements   Land  improvements   Land  improvements    Total   depreciation  acquisition
------------------------------------------------------------------------------------------------------------------------------------
Independence, MO          2,417     394     3,550       -            289        394    3,839       4,233       2,037        05/81
International
  Falls, MN               1,783     179     3,071       -              -        179    3,071       3,250       1,484        07/83
Kalamazoo, MI             2,490     250     4,850       -            253        250    5,103       5,353       2,864        09/80
Lockport, IL              1,918     286     2,572       -            192        286    2,764       3,050       1,367        07/82
Las Vegas, NV               881     168     1,806       -           (400)       168    1,406       1,574         858        10/83
La Mesa, CA                 654     108     2,761       -              -        108    2,761       2,869       1,542        04/81
Lake Mary, FL             8,831   1,310     7,422       -              -      1,310    7,422       8,732         582        12/94
Minot, ND                 3,159     420     4,625       -             35        420    4,660       5,080       2,638        12/80
Menominee, MI             1,788       -     2,722       -              -          -    2,722       2,722       1,474        10/81
Marquette, MI             8,521       -     5,700       -          8,405          -   14,105      14,105       4,864        05/83
Maryville, MO               172       -     1,248       -             44          -    1,292       1,292         598        11/83
New Hope, MN              2,590     357     3,774       -            143        357    3,917       4,274       2,129        03/81
North Augusta, SC         1,852     100     2,900       -              -        100    2,900       3,000       1,724        03/80
North Sarasota, FL        3,987     459     5,686       -            249        459    5,935       6,394       3,285        11/80
Newberry, SC              1,689     201     2,192       -              -        201    2,192       2,393         968        10/84
O'Fallon, MO              2,447     343     3,626       -              -        343    3,626       3,969       2,035        03/81
Oak Lawn, IL              5,609       -     9,029       -            178          -    9,207       9,207       4,948        10/81
Ocala, FL                 2,364     417     3,301       -              -        417    3,301       3,718       1,642        02/83
San Mateo, CA             2,875       -     6,672       -              -          -    6,672       6,672       3,595        11/81
Sault St. Marie, MI       1,848     375     2,816       -              -        375    2,816       3,191       1,424        11/82
Seven Hills, OH           2,088     371     3,771       -              -        371    3,771       4,142       1,917        10/82
Sparks, NV               11,834   1,648    20,409       -              -      1,648   20,409      22,057       9,637        11/83
Steger, IL                1,695     332     2,488       -             28        332    2,516       2,848       1,345        11/81



                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP        SCHEDULE III, CONT.
(A LIMITED PARTNERSHIP)

Combined Real Estate and Accumulated Depreciation Schedule

(in thousands)

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                         Cost capitalized
                                                           (written off)
                                                            subsequent
                                       Initial cost       to acquisition
                                   -------------------  -------------------
                                        Buildings and        Buildings and         Buildings and            Accumulated    Date of
Property location   Encumbrances   Land  improvements   Land  improvements    Land  improvements    Total  depreciation  acquisition
------------------------------------------------------------------------------------------------------------------------------------
Temple Terrace, FL       $1,797      280       469        -         1,800        280    2,269       2,549          722      02/83
Taylorville, IL           2,558      492     3,696        -            89        492    3,785       4,277        1,895      11/82
Trenton, NJ               5,712        -     9,191        -             -          -    9,191       9,191        4,391      09/83
Urbana, IL                3,009      633     4,753        -            91        633    4,844       5,477        2,405      11/82
Waverly, OH               2,331      471     2,920        -            67        471    2,987       3,458        1,495      10/82
Wichita, KS               1,913      420     2,604        -             9        420    2,613       3,033        1,324      10/82
Wheelersburg, OH          1,222      194     2,081        -           186        194    2,267       2,461        1,028      10/83
Washington, IA              239       41       431        -             -         41      431         472          199      03/84
Wahpeton, ND                319       56       577        -             -         56      577         633          266      03/84
Yazoo City, MS            1,361      158     1,820        -           357        158    2,177       2,335          822      09/84
                       -------------------------------------------------------------------------------------------------------------

            Total      $162,804   18,078   238,015     (108)       17,749     17,970  255,764     273,734      122,448
                       -------------------------------------------------------------------------------------------------------------
Cross-collateralized wraparound
    mortgages on properties

    previously disposed       $ 35,858
                              ---------
                              $198,662
                              ---------


Properties consist primarily of shopping centers and free standing, single tenant retail stores.

Depreciation and NPAMLP's investment in building and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

    Base building.......30 years    Building components......15-39 years

The aggregate cost for federal income tax purposes was approximately $263,151 at December 31, 1997.


                                                                     (Continued)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP        SCHEDULE III, CONT.
(A LIMITED PARTNERSHIP)

Combined Real Estate and Accumulated Depreciation Schedule

(in thousands)

--------------------------------------------------------------------------------

The changes in total real estate assets and accumulated depreciation for the years ended December 31, are as follows:

                                    Total real estate assets
                           ----------------------------------------
                              1997            1996          1995
-------------------------------------------------------------------
Beginning Balance          $ 277,585        278,698        286,718
Improvements                   1,618          5,126            417
Acquisitions                      41             --             --
Disposals/write-downs         (5,510)        (6,239)        (8,437)
-------------------------------------------------------------------

                           $ 273,734        277,585        278,698
===================================================================


                                          Accumulated depreciation
                                 ----------------------------------------
                                    1997           1996           1995
-------------------------------------------------------------------------
Beginning Balance                $ 115,711        109,753        104,442
Depreciation - Original              7,950          8,112          8,273
Depreciation - Improvements            654            494            434
Disposals                           (1,867)        (2,648)        (3,396)
-------------------------------------------------------------------------

                                 $ 122,448        115,711        109,753
=========================================================================


The Ardmore, OK property was written down by $1,100 during 1996 upon the Company's adoption of SFAS 121.

The East Greenbush, NY and Las Vegas, NV properties were written down by $600 and $400, respectively, during 1997 in accordance with SFAS 121.