Form 10-Q
period 1998-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1998-05-14
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC   20549

                                   FORM 10-Q


(Mark One)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934 for the quarterly period ended March 31, 1998.

   Transition report pursuant to Section 13 or 15(d) of the Securities
---
Exchange Act of 1934 for the transition period from              to
                                                    ------------    ----------.


                                    0-24816
                            (Commission File Number)

            NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
           ------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               Delaware                                                      23-2610414
                --------------------------------------                         -------------------------------------------
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

   Yes    X        No
      ---------      -----------

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

        Units of Limited Partnership Interest                                      100,000 units
----------------------------------------------------             ------------------------------------------------
                   (Class)                                                   (Outstanding at May 13, 1998)

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                     INDEX


                                                                    Page No.
                                                                    -------
PART I.  FINANCIAL INFORMATION
------------------------------

  Item 1.  Financial Statements

   Combined Balance Sheets
    March 31, 1998 and December 31, 1997                               3

   Combined Statements of Operations and Changes in
   Partners' Deficit
    Three Months ended March 31, 1998 and 1997                         4

   Combined Statements of Cash Flows
    Three Months ended March 31, 1998 and 1997                         5

   Notes to Combined Financial Statements                              6

  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                       7


PART II.  OTHER INFORMATION
---------------------------

  Item 6.  Reports on Form 8-K                                         9


SIGNATURES                                                            10
----------

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED BALANCE SHEETS
(IN THOUSANDS)

====================================================================================================
                                                                MARCH 31,               DECEMBER 31,
                                                                   1998                     1997
                                                               -------------------------------------
                                                               (UNAUDITED)
ASSETS
----------------------------------------------------------------------------------------------------
Rental property, at cost:
  Land                                                            $ 17,805                 $ 17,970
  Buildings                                                        245,286                  255,764
----------------------------------------------------------------------------------------------------
                                                                   263,091                  273,734
  Less accumulated depreciation                                    119,300                  122,448
----------------------------------------------------------------------------------------------------
Rental property, net                                               143,791                  151,286
----------------------------------------------------------------------------------------------------
Cash and cash equivalents                                              700                    1,068
Restricted cash                                                      1,040                    1,412
Tenant accounts receivable, net of allowance
  of $30 - 1998 and 1997                                               349                       53
Unbilled rent receivable                                               886                      882
Tenant leasing costs                                                   105                      117
Accounts receivable and other assets                                   731                      667
----------------------------------------------------------------------------------------------------
Total assets                                                      $147,602                 $155,485
====================================================================================================

LIABILITIES AND PARTNERS' DEFICIT
----------------------------------------------------------------------------------------------------
Wraparound mortgages payable                                      $433,035                 $446,712
Less unamortized discount based on imputed
  interest rate of 12%                                             242,585                  248,050
----------------------------------------------------------------------------------------------------
Wraparound mortgages payable less
  unamortized discount                                             190,450                  198,662

Due to Pension Group                                                 1,954                    1,954
Other borrowings                                                       493                      593
Deferred revenue                                                       793                      396
Accounts payable and other liabilities                               2,546                    2,361
Finance lease obligation                                             2,650                    2,650
Deposit on sale of property                                          2,440                    2,440
----------------------------------------------------------------------------------------------------
Total liabilities                                                  201,326                  209,056

Partners' deficit                                                  (53,724)                 (53,571)
----------------------------------------------------------------------------------------------------

Total liabilities and partners' deficit                           $147,602                 $155,485
====================================================================================================

    The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED) (IN THOUSANDS, EXCEPT PER UNIT DATA)

==============================================================================================
                                                                   THREE MONTHS
                                                                       ENDED
                                                                      MARCH 31,
                                                        --------------------------------------
                                                            1998                      1997
----------------------------------------------------------------------------------------------
Income:
  Rental income                                           $  5,775                  $   5,729
  Other charges to tenants                                   1,845                      1,871
  Interest income                                               33                         40
  Other income                                                  61                          0
----------------------------------------------------------------------------------------------
Total income                                                 7,714                      7,640
----------------------------------------------------------------------------------------------

Operating expenses:
  Interest expense                                           5,532                      5,766
  Real estate taxes                                          1,323                      1,510
  Management fees                                              318                        376
  Common area maintenance expenses                             609                        744
  Ground rent                                                  179                        190
  Repairs and maintenance                                      146                        171
  General and administrative                                   466                         93
  Depreciation and amortization                              2,102                      2,197
----------------------------------------------------------------------------------------------
Total operating expenses                                    10,675                     11,047
----------------------------------------------------------------------------------------------

Operating loss                                              (2,961)                    (3,407)
Other income:
  Net gain on disposition of properties                      2,808                          0
----------------------------------------------------------------------------------------------

Net Loss                                                      (153)                    (3,407)

Partners' deficit:
  Beginning of period                                      (53,571)                   (38,371)
----------------------------------------------------------------------------------------------

  End of period                                           ($53,724)                  ($41,778)
==============================================================================================

Net loss per unit                                           ($1.53)                   ($34.07)
==============================================================================================

   The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

=================================================================================================================
                                                                                          THREE MONTHS
                                                                                             ENDED
                                                                                           MARCH 31,
                                                                             ------------------------------------
                                                                                 1998                      1997
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                       ($153)                 ($3,407)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation                                                                2,052                    2,127
     Amortization of discount                                                    2,134                    2,110
     Net gain on disposition of properties
       including forgiveness of wraparound
       mortgages payable                                                        (2,808)                       0
     Increase in tenant accounts receivable                                       (296)                    (180)
     (Increase) decrease in unbilled rent
       receivable, net                                                              (4)                     155
     Decrease in tenant leasing costs                                               12                       13
     (Increase) decrease in accounts
       receivable and other assets                                                 (64)                     102
     Increase (decrease) in accounts payable
       and other liabilities                                                       185                     (144)
     Increase (decrease) in deferred revenue                                       397                      (76)
-----------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                        1,455                      700
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Payments on wraparound mortgages                                              (1,770)                  (2,236)
  Increase in due to Pension Group                                                   0                      820
  Proceeds from other borrowings                                                     0                      189
  Repayment of other borrowings                                                   (100)                       0
  Proceeds from additional debt                                                      0                      549
-----------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                           (1,870)                    (678)
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Disposition of properties                                                        (79)                       0
  Improvements to rental property                                                 (246)                    (582)
-----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                             (325)                    (582)
-----------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                             (740)                    (560)

Cash and cash equivalents:
  Beginning of period                                                            2,480                    2,897
-----------------------------------------------------------------------------------------------------------------
  End of period                                                                 $1,740                   $2,337
=================================================================================================================

   The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements (Unaudited)

March 31, 1998
(in thousands)


Note 1: Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the years ended December 31, 1997 and 1996.


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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 55 properties at March 31, 1998 versus 57 at March 31, 1997. In July 1997 the Maplewood, Missouri property was sold. In February 1998 the East Meadow, New York property was conveyed to the lender pursuant to the Plan of Reorganization of East Meadow Associates. Income increased for the three month period ended March 31, 1998 versus March 31, 1997 by $74,000. The increase for the three month period ended March 31, 1998 versus March 31, 1997 was primarily due to an increase in other income resulting from the forfeiture of a deposit for the sale of the Temple Terrace, Florida property.

Operating expenses decreased for the three month period ended March 31, 1998 versus March 31, 1997 by $372,000. The decrease in operating expenses was primarily due to a decrease in interest expense, real estate taxes and snow removal expenses. The decrease was partially offset by an increase in legal fees.

Net gain on disposition of properties for the three month period ended March 31, 1998 versus March 31, 1997 increased by $2,808,000. The variance was due to the disposition of the East Meadow, New York property in February, 1998, which produced a net gain on disposition of properties for the three months ended March 31, 1998.

In March 1998 Main Line Pension Group (the "Pension Group') agreed to the foregiveness of $95,426,000 of Wraparound mortgage obligations with related discounts of $57,256,000. In addition, the Pension Group agreed to the foregiveness of $1,954,000 which is due to the Pension Group for past due payments. On May 12, 1998 the Pension Group agreed to extend the effective date of the foregiveness to September 1, 1998. The total resulting gain of $40,124,000 will be reported in the third quarter of this year.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)


Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operations for the three month period ended March 31, 1998 was $1,455,000. Net cash used in financing and investing activities was $1,870,000 and $325,000, respectively. As a result of the above, there was a $740,000 decrease in cash and cash equivalents for the three months ended March 31, 1998.

As of March 31, 1998, the underlying mortgages were current for all the properties except for the properties located in Ardmore, Oklahoma; Cahokia, Illinois; North Augusta, South Carolina; Temple Terrace, Florida; Wheelersburg, Ohio; and Wichita, Kansas. The second mortgage loan on the Ardmore property is significantly past due and there are no plans to bring this loan current. NPAMLP has not received any notice from the holder of this loan in seven years. As of March 31, 1998, the underlying mortgage loan on the Cahokia, Illinois property was delinquent one month. As of March 31, 1998, the underlying mortgage loans on the North Augusta, Wheelersburg and Wichita properties have matured and had balloon payments due. NPAMLP is currently engaged in negotiations with the lenders holding these mortgage loans. . As of March 31, 1998, the mortgage loan on the Temple Terrace property was delinquent. The lender has declared a default with respect to this mortgage. The Temple Terrace property is owned by Ocala Realty Associates (Ocala), which in October, 1996 filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Ocala has been operating as a Debtor-In-Possession since the filing date and intends to file a Plan of Reorganization during the second quarter of this year. In March 1998, NPAMLP entered into a contract for sale of the Temple Terrace property, which is expected to be consummated during the third quarter of this year. NPAMLP intends to utilize proceeds from the sale to satisfy the delinquent amount.

In September, 1996, NPAMLP obtained a $1,000,000 line of credit from Firstrust Bank. Proceeds from the line of credit are utilized for capital and tenant improvements to the properties. At March 31, 1998, $493,000 has been advanced under this line of credit.

As of March 31, 1997, NPAMLP was obligated for approximately $239,000 of capital commitments which are primarily for roof repairs and replacements.

                                    PART II



Item 6(B).  Reports on Form 8-K

               The registrant was not required to file any current reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               National Property Analysts Master Limited
                               Partnership
                               ------------------------------------------------
                               (Registrant)

                               Date: May 13, 1998
                               ------------------------------------------------

                               By:  EBL&S, Inc., its sole general partner
                                    -------------------------------------------


                               By: /s/ Edward B. Lipkin
                                   --------------------------------------------
                                   Name: Edward B. Lipkin
                                   Title:President and Principal Financial
                                         Officer