Form 10-Q
period 1998-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1998-08-11
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

__X__Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

_____Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.


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

                               Yes  X     No
                                  -----     -----

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

        Units of Limited Partnership Interest                                      100,000 units
----------------------------------------------------             ---------------------------------------------------
                       (Class)                                             (Outstanding at August 10, 1998)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX


                                                                                Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION
------------------------------

  Item 1.  Financial Statements

   Combined Balance Sheets
     June 30, 1998 and December 31, 1997                                            3

   Combined Statements of Operations and Changes in
   Partners' Deficit
     Three and Six Months ended June 30, 1998 and 1997                              4

   Combined Statements of Cash Flows
     Six Months ended June 30, 1998 and 1997                                        5

   Notes to Combined Financial Statements                                           6

  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                    7


PART II.  OTHER INFORMATION
---------------------------

  Item 6.  Reports on Form 8-K                                                      9


SIGNATURES                                                                         10
----------

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED BALANCE SHEETS
(IN THOUSANDS)
=========================================================================================================================
                                                                                  JUNE 30,                DECEMBER 31,
                                                                                    1998                      1997
                                                                             --------------------------------------------
                                                                                 (UNAUDITED)
ASSETS
-------------------------------------------------------------------------------------------------------------------------
Rental property, at cost:
    Land                                                                               $17,529                   $17,970
    Buildings                                                                          241,177                   255,764
-------------------------------------------------------------------------------------------------------------------------
                                                                                       258,706                   273,734
    Less accumulated depreciation                                                      118,837                   122,448
-------------------------------------------------------------------------------------------------------------------------
Rental property, net                                                                   139,869                   151,286
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                1,119                     1,068
Restricted cash                                                                          1,249                     1,412
Tenant accounts receivable, net of allowance
    of $30 - 1998 and 1997                                                                 400                        53
Unbilled rent receivable                                                                   870                       882
Tenant leasing costs                                                                        92                       117
Accounts receivable and other assets                                                       707                       667
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $144,306                  $155,485
=========================================================================================================================

LIABILITIES AND PARTNERS' DEFICIT
-------------------------------------------------------------------------------------------------------------------------
Wraparound mortgages payable                                                          $428,433                  $446,712
Less unamortized discount based on imputed
    interest rate of 12%                                                               238,952                   248,050
-------------------------------------------------------------------------------------------------------------------------
Wraparound mortgages payable less
    unamortized discount                                                               189,481                   198,662

Due to Pension Group                                                                     2,154                     1,954
Other borrowings                                                                           493                       593
Deferred revenue                                                                         1,090                       396
Accounts payable and other liabilities                                                   2,616                     2,361
Finance lease obligation                                                                 2,650                     2,650
Deposit on sale of property                                                              2,051                     2,440
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      200,535                   209,056

Partners' deficit                                                                      (56,229)                  (53,571)
-------------------------------------------------------------------------------------------------------------------------

Total liabilities and partners' deficit                                               $144,306                  $155,485
=========================================================================================================================

The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
(IN THOUSANDS, EXCEPT PER UNIT DATA)
================================================================================================================
                                                         THREE MONTHS                     SIX MONTHS
                                                            ENDED                           ENDED
                                                           JUNE 30,                        JUNE 30,
                                                ----------------------------------------------------------------
                                                     1998            1997            1998            1997
----------------------------------------------------------------------------------------------------------------
Income:
    Rental income                                        $5,360          $6,012         $11,135         $11,741
    Other charges to tenants                              1,766           1,974           3,611           3,845
    Interest income                                          25              34              58              74
    Other income                                              0               0              61               0
----------------------------------------------------------------------------------------------------------------
Total income                                              7,151           8,020          14,865          15,660
----------------------------------------------------------------------------------------------------------------

Operating expenses:
    Interest expense                                      4,710           5,997          10,242          11,763
    Real estate taxes                                     1,323           1,509           2,646           3,019
    Management fees                                         328             333             646             709
    Common area maintenance expenses                        495             627           1,104           1,371
    Ground rent                                             118             134             297             324
    Repairs and maintenance                                  83              73             229             244
    General and administrative                              204             166             670             259
    Depreciation and amortization                         2,063           2,265           4,165           4,462
----------------------------------------------------------------------------------------------------------------
Total operating expenses                                  9,324          11,104          19,999          22,151
----------------------------------------------------------------------------------------------------------------

Operating loss                                           (2,173)         (3,084)         (5,134)         (6,491)
Other income:
    Net (loss) gain on disposition of properties           (610)            586           2,198             586
----------------------------------------------------------------------------------------------------------------

Loss before extraordinary item                           (2,783)         (2,498)         (2,936)         (5,905)
Extraordinary item:
    Forgiveness of wraparound mortgages payable
        on dispositions of properties                       278               0             278               0
----------------------------------------------------------------------------------------------------------------

Net loss                                                 (2,505)         (2,498)         (2,658)         (5,905)

Partners' deficit:
    Beginning of period                                 (53,724)        (41,778)        (53,571)        (38,371)
----------------------------------------------------------------------------------------------------------------

    End of period                                      ($56,229)       ($44,276)       ($56,229)       ($44,276)
================================================================================================================

Net loss per unit                                       ($25.05)        ($24.98)        ($26.58)        ($59.05)
================================================================================================================

The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
=================================================================================
                                                             SIX MONTHS
                                                               ENDED
                                                              JUNE 30,
                                                   ------------------------------
                                                        1998           1997
---------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                              ($2,658)       ($5,905)
    Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
            Depreciation                                    4,065          4,319
            Amortization of discount                        4,476          4,569
            Net gain on disposition of properties
                including forgiveness of wraparound
                mortgages payable                          (2,476)          (586)
            (Increase) decrease in tenant accounts
                receivable                                   (347)            87
            Decrease in unbilled rent receivable               12            176
            Decrease in tenant leasing costs                   25             90
            (Increase) decrease in accounts
                receivable and other assets                   (40)            84
            Increase (decrease) in accounts payable
                and other liabilities                         255           (346)
            Increase (decrease) in deferred revenue           694            (46)
---------------------------------------------------------------------------------

Net cash provided by operating activities                   4,006          2,442
---------------------------------------------------------------------------------

Cash flows from financing activities:
      Payments on wraparound mortgages                     (3,537)        (4,769)
      Increase in due to Pension Group                        200          1,674
      Proceeds from other borrowings                            0            358
      Repayment of other borrowings                          (100)             0
      Proceeds from additional debt                             0            549
---------------------------------------------------------------------------------

Net cash used in financing activities                      (3,437)        (2,188)
---------------------------------------------------------------------------------

Cash flows from investing activities:
      Disposition of properties                                46            586
      Improvements to rental property                        (338)        (1,033)
      Decrease in deposit on sale of property                (389)             0
---------------------------------------------------------------------------------

Net cash used in investing activities                        (681)          (447)
---------------------------------------------------------------------------------

Decrease in cash and cash equivalents                        (112)          (193)

Cash and cash equivalents:
  Beginning of period                                       2,480          2,897
---------------------------------------------------------------------------------
  End of period                                            $2,368         $2,704
=================================================================================

The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements (Unaudited)

June 30, 1998
(in thousands)


Note 1: Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 1997.


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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 53 properties at June 30, 1998 versus 57 at June 30, 1997. In July 1997, the Maplewood, Missouri property was sold. In February 1998, the East Meadow property was conveyed to the underlying mortgage lender pursuant to the Plan of Reorganization of East Meadow Associates. In May 1998, the Las Vegas, Nevada and La Mesa, California properties were conveyed to the purchaser of the properties' future interest in accordance with the 1995 agreements of sale. Income decreased for the three and six month periods ended June 30, 1998 versus June 30, 1997 by $869,000 and $795,000, respectively. The decrease was primarily due to decreased rental income arising from property dispositions and the absence of substantial 1997 tenant termination fee income.

Operating expenses decreased for the three and six month periods ended June 30, 1998 versus June 30, 1997 by $1,780,000 and $2,152,000, respectively. The decrease in operating expenses was primarily due to decreases in interest, real estate tax and common area maintenance expenses resulting from property dispositions. The additional variance in operating expense for the six month period was primarily due to an increase in legal fees.

Net gain on disposition of properties for the three and six month periods ended June 30, 1998 versus June 30, 1997 decreased by $1,196,000 and increased by $1,612,000, respectively. The variances were due to the dispositions of the Las Vegas, Nevada and La Mesa, California properties in May 1998, which produced a net loss on disposition of properties of $30,000 and $433,000, respectively; the dispositions of the East Meadow, New York property and a portion of the Temple Terrace, Florida property in February 1998, which produced a net gain on disposition of properties of $2,600,000 and $61,000, respectively; and the disposition of two outparcels of the Cottage Grove, Minnesota property in the second quarter of 1997, which produced a net gain on disposition of properties of $586,000.

In March 1998, Main Line Pension Group (the "Pension Group") agreed to the forgiveness of $95,426,000 of Wraparound mortgage obligations with related discounts of $57,256,000, of which $13,908,000 of Wraparound mortgage obligations with related discounts of $4,441,000 were written off with the dispositions of the East Meadow, New York and Las Vegas, Nevada properties during the 1st and 2nd quarters of 1998. In addition, the Pension Group agreed to the forgiveness of $1,954,000 which is due to the Pension Group for past due payments. On May 12, 1998, the Pension Group agreed to defer the effective date of these forgivenesses to September 1, 1998. The total resulting gain of $30,657,000 will be reported in the third quarter of this year.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)


Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operations for the six month period ended June 30, 1998 was $4,006,000. Net cash used in financing and investing activities was $3,437,000 and $681,000, respectively. As a result of the above, there was a $112,000 decrease in cash for the six months ended June 30, 1998.

As of June 30, 1998, the underlying mortgages were current for all the properties except for the properties located in Ardmore, Oklahoma, Cahokia, Illinois, North Augusta, South Carolina, Temple Terrace, Florida and Wichita, Kansas. The second mortgage loan on the Ardmore property is significantly past due and there are no plans to bring this loan current. NPAMLP has not received any notice from the holder of this loan in seven years. As of June 30, 1998, the underlying mortgage loan on the Cahokia property was delinquent four months. In May 1998, the lender holding the mortgage loan commenced foreclosure proceedings on the Cahokia property. As of June 30, 1998, the underlying mortgage loans on the North Augusta and Wichita properties had matured and had balloon payments due. In July, NPAMLP negotiated an extension of the underlying mortgage on the North Augusta property. NPAMLP has continued to service the underlying mortgage on the Wichita property and the lender has not declared a default. In June 1998, NPAMLP entered into a contract for the sale of the Wichita property, which is expected to be consummated during the third quarter of this year. NPAMLP intends to utilize the proceeds from the sale to satisfy the delinquent amount. As of June 30, 1998, the mortgage loan on the Temple Terrace property was delinquent. The lender has declared a default with respect to this mortgage. The Temple Terrace property is owned by Ocala Realty Associates (Ocala), which in October 1996 filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Ocala has been operating as a Debtor-In-Possession since the filing date. A Plan of Reorganization was confirmed by the Bankruptcy court in July. Ocala entered into a contract for sale of the Temple Terrace property, which is expected to be consummated during the third quarter of this year. NPAMLP intends to utilize proceeds from the sale to satisfy the delinquent amount.

In September 1996, NPAMLP obtained a $1,000,000 line of credit from Firstrust Bank. Proceeds from the line of credit are utilized for capital and tenant improvements to the properties. At June 30, 1998, $493,000 has been advanced under this line of credit.

As of June 30, 1998, NPAMLP was obligated for approximately $258,000 of capital commitments which are primarily for roof repairs and replacements.

                                     PART II



Item 6(B).  Reports on Form 8-K

                The registrant was not required to file any current reports on Form 8-K during the three months ended June 30, 1998.

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


                         National Property Analysts Master Limited
                         Partnership
                         -------------------------------------------------------
                         (Registrant)

                         Date: August 10, 1998
                         -------------------------------------------------------

                         By: EBL&S, Inc., its sole general partner
                             ---------------------------------------------------


                         By: /s/ Edward B. Lipkin
                             ---------------------------------------------------
                             Name:  Edward B. Lipkin
                             Title: President and Principal Financial Officer