Form 10-Q
period 1998-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1998-11-17
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the quarterly period ended September 30, 1998.

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period from _____________ to
____________.


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

Units of Limited Partnership Interest                     97,752 units
              (Class)                         (Outstanding at November 16, 1998)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Combined Balance Sheets
     September 30, 1998 and December 31, 1997                               3

   Combined Statements of Operations and Changes in
   Partners' Deficit
    Three and Nine Months ended September 30, 1998 and 1997                 4

   Combined Statements of Cash Flows
    Nine Months ended September 30, 1998 and 1997                           5

   Notes to Combined Financial Statements                                   6

  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                            7


PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K                                             11


SIGNATURES                                                                 12

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED BALANCE SHEETS
(IN THOUSANDS)
================================================================================

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         1998           1997
                                                     -------------   ------------
                                                      (UNAUDITED)
ASSETS
Rental property, at cost:
    Land                                               $  16,292      $  17,970
    Buildings                                            223,501        255,764
                                                       ---------      ---------
                                                         239,794        273,734
    Less accumulated depreciation                        111,388        122,448
                                                       ---------      ---------
Rental property, net                                     128,405        151,286
                                                       ---------      ---------
Cash and cash equivalents                                  2,506          1,068
Restricted cash                                            3,780          1,412
Tenant accounts receivable, net of allowance
    of $30 - 1998 and 1997                                   344             53
Unbilled rent receivable                                     856            882
Tenant leasing costs                                          85            117
Accounts receivable and other assets                         721            667
                                                       ---------      ---------
Total assets                                           $ 136,697      $ 155,485
                                                       =========      =========

LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable                           $ 325,997      $ 446,712
Less unamortized discount based on imputed
    interest rate of 12%                                 172,361        248,050
                                                       ---------      ---------
Wraparound mortgages payable less
    unamortized discount                                 153,636        198,662

Due to Pension Group                                         300          1,954
Other borrowings                                               0            593
Deferred revenue                                             937            396
Accounts payable and other liabilities                     1,961          2,361
Finance lease obligation                                   2,650          2,650
Deposit on sale of property                                2,051          2,440
                                                       ---------      ---------
Total liabilities                                        161,535        209,056

Partners' deficit                                        (24,838)       (53,571)
                                                       ---------      ---------

Total liabilities and partners' deficit                $ 136,697      $ 155,485
                                                       =========      =========


The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED) (IN THOUSANDS, EXCEPT PER UNIT DATA)
================================================================================

                                                       THREE MONTHS            NINE MONTHS
                                                          ENDED                   ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                   --------------------------------------------
                                                     1998         1997       1998        1997
                                                   --------    --------    --------    --------
Income:
    Rental income                                  $  5,300    $  5,955    $ 16,435    $ 17,696
    Other charges to tenants                          2,156       1,909       5,767       5,754
    Interest income                                      66          31         124         105
    Other income                                          0           0          61           0
                                                   --------    --------    --------    --------
Total income                                          7,522       7,895      22,387      23,555
                                                   --------    --------    --------    --------

Operating expenses:
    Interest expense                                  4,533       6,101      14,775      17,864
    Real estate taxes                                 1,323       1,660       3,969       4,679
    Management fees                                     263         335         909       1,044
    Common area maintenance expenses                    326         500       1,430       1,871
    Ground rent                                         118         155         415         479
    Repairs and maintenance                              71         299         300         543
    General and administrative                          443         193       1,113         452
    Depreciation and amortization                     1,984       2,172       6,149       6,634
                                                   --------    --------    --------    --------
Total operating expenses                              9,061      11,415      29,060      33,566
                                                   --------    --------    --------    --------

Operating loss                                       (1,539)     (3,520)     (6,673)    (10,011)
Other income:
    Net gain (loss) on disposition of properties      1,140      (1,452)      3,338        (866)
                                                   --------    --------    --------    --------

Loss before extraordinary item                         (399)     (4,972)     (3,335)    (10,877)
Extraordinary item:
    Forgiveness of wraparound mortgages payable
        on dispositions of properties                31,790           0      32,068           0
                                                   --------    --------    --------    --------

Net income (loss)                                    31,391      (4,972)     28,733     (10,877)

Partners' deficit:
    Beginning of period                             (56,229)    (44,276)    (53,571)    (38,371)
                                                   --------    --------    --------    --------

    End of period                                  ($24,838)   ($49,248)   ($24,838)   ($49,248)
                                                   ========    ========    ========    ========

Net income (loss) per unit                         $ 318.73    ($ 49.72)   $ 288.80    ($108.77)
                                                   ========    ========    ========    ========

The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
================================================================================

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                           --------------------
                                                              1998        1997
                                                           --------    --------
Cash flows from operating activities:
    Net income (loss)                                      $ 28,733    $(10,877)
    Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
            Depreciation                                      6,001       6,433
            Amortization of discount                          6,446       6,628
            Net (gain) loss on disposition of properties
                including forgiveness of wraparound
                mortgages payable                           (35,406)        866
            (Increase) decrease in tenant accounts
                receivable                                     (291)        258
            Decrease in unbilled rent receivable                 26         199
            Decrease in tenant leasing costs                     32         107
            (Increase) decrease in accounts
                receivable and other assets                     (54)         88
            Decrease in accounts payable and
                other liabilities                              (400)        (68)
            Increase (decrease) in deferred revenue             541         (29)
                                                           --------    --------

Net cash provided by operating activities                     5,628       3,605
                                                           --------    --------

Cash flows from financing activities:
      Payments on wraparound mortgages                       (5,307)     (7,367)
      (Decrease) increase in due to Pension Group            (1,654)      2,528
      Proceeds from other borrowings                              0         358
      Repayment of other borrowings                            (593)          0
      Proceeds from additional debt                           5,868         549
                                                           --------    --------

Net cash used in financing activities                        (1,686)     (3,932)
                                                           --------    --------

Cash flows from investing activities:
      Disposition of properties                               1,549       1,652
      Improvements to rental property                        (1,296)     (1,413)
      Decrease in deposit on sale of property                  (389)          0
                                                           --------    --------

Net cash (used in) provided by investing activities            (136)        239
                                                           --------    --------

Increase (decrease) in cash and cash equivalents              3,806         (88)

Cash and cash equivalents:
  Beginning of period                                         2,480       2,897
                                                           --------    --------
  End of period                                            $  6,286    $  2,809
                                                           ========    ========

The accompanying notes are an integral part of these combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Financial Statements (Unaudited)

September 30, 1998
(in thousands)


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


Note 2: Formation and Description of Business

National Property Analysts Master Limited Partnership (NPAMLP), a limited partnership, was formed effective January 1, 1990. NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner, and Feldman International, Inc. ("FII"), a general partner. EBL&S, Inc. assigned its economic interest as general partner to FII and FII was admitted as an additional general partner on September 30, 1998.

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 49 properties at September 30, 1998 versus 56 at September 30, 1997. In February 1998, the East Meadow, New York property was conveyed to the underlying mortgage lender pursuant to the Plan of Reorganization of East Meadow Associates. In February 1998, a portion of the Temple Terrace, Florida property was sold pursuant to the Plan of Reorganization of Ocala Realty Associates ("Ocala"). In May 1998, the Las Vegas, Nevada and La Mesa, California properties were conveyed to the purchaser pursuant to the 1995 agreements of sale. In July 1998, the East Greenbush, New York property was conveyed to the underlying mortgage lender pursuant to the Plan of Reorganization of Ocala. In August 1998, the Trenton, NJ property was transferred as described below. In September 1998, the remainder of the Temple Terrace property was sold pursuant to the Plan of Reorganization of Ocala. In September 1998, the Wichita, Kansas property was sold in accordance with the June 1998 agreement of sale. Income decreased for the three and nine month periods ended September 30, 1998 versus September 30, 1997 by $373,000 and $1,168,000, respectively. The decrease was primarily due to decreased rental income arising from property dispositions which was partially offset by substantial tenant termination fee income received in the third quarter of 1998.

In March 1998, Main Line Pension Group (the "Pension Group") agreed to the forgiveness of $95,426,000 of wraparound mortgage obligations with related discounts of $57,256,000, of which $13,908,000 of wraparound mortgage obligations with related discounts of $4,441,000 were written off with the dispositions of the East Meadow and Las Vegas properties during the 1st and 2nd quarters of 1998. In addition, the Pension Group agreed to the forgiveness of $1,954,000 which was due to the Pension Group for past due payments. On May 12, 1998, the Pension Group agreed to defer the effective date of these forgivenesses to September 1, 1998. The total resulting gain of $30,657,000 was reported in the third quarter of this year.

Operating expenses decreased for the three and nine month periods ended September 30, 1998 versus September 30, 1997 by $2,354,000 and $4,506,000, respectively. The decrease in operating expenses was primarily due to decreases in interest, real estate tax, common area maintenance expenses and depreciation resulting from the forgiveness of wraparound mortgage obligations and property dispositions. The variance in operating expense for the nine month period was partially offset by an increase in general and administrative expenses resulting from increased legal and other professional fees related to property dispositions and refinancing.

Net gain on disposition of properties for the three and nine month periods ended September 30, 1998 versus September 30, 1997 increased by $2,592,000 and $4,204,000, respectively. The variances

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations (continued)

were due to the dispositions of the Wichita property and the remainder of the Temple Terrace property in September 1998, which produced a net loss on disposition of properties of $287,000 and a net gain on disposition of properties of $42,000, respectively; the disposition of the Trenton property in August 1998, which produced a net gain on disposition of properties of $1,128,000; the disposition of the East Greenbush property in July 1998, which produced a net gain on disposition of properties of $257,000; the dispositions of the Las Vegas and La Mesa properties in May 1998, which produced a net loss on disposition of properties of $30,000 and $433,000, respectively; the dispositions of the East Meadow property and a portion of the Temple Terrace property in February 1998, which produced a net gain on disposition of properties of $2,600,000 and $61,000, respectively; the disposition of the Maplewood, Missouri property in July 1997, which produced a net loss on disposition of properties of $1,452,000; and the disposition of two outparcels of the Cottage Grove, Minnesota property in the second quarter of 1997, which produced a net gain on disposition of properties of $586,000.

As noted above, effective September 1, 1998, the Pension Group forgave the remainder of the $95,426,000 of wraparound mortgage obligations with related discounts of $57,256,000 on 14 properties previously owned by NPAMLP as it was unlikely that these obligations would ultimately be repaid; such forgiveness was accounted for as an extraordinary gain on NPAMLP's financial statements. After consultation with NPAMLP's outside tax counsel and independent public accountants, NPAMLP structured the transaction to minimize the tax effect of such a write-off to the limited partners as a whole. As a result of this debt forgiveness, certain limited partners of NPAMLP (those who were originally limited partners in the limited partnerships which owned these 14 properties) (the "Affected Limited Partners") will recognize taxable income in 1998, allocated among the Affected Limited Partners in varying amounts in proportion to their interests in the original partnerships. Affected Limited Partners may apply any suspended passive losses they may have from prior years against their allocable share of such income.

Affiliates of the managing general partner ("Affiliates") had acquired in 1995 an option to purchase certain of the wraparound mortgage obligations from the Pension Group. In anticipation of this acquisition and in order to prevent potential adverse tax consequences described below, Affiliates had to divest themselves of their interests in NPAMLP. Therefore, on August 1, 1998, Affiliates assigned their entire economic interest as limited partners to NPAMLP in exchange for NPAMLP's interest in Mountain View Mall Associates ("Mountain View"). Affiliates have agreed to hold one of Mountain View's two properties (the "Ardmore Property") in trust for NPAMLP, with all benefits of ownership of the Ardmore Property accruing to NPAMLP. Affiliates will also remit

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations (continued)

a portion of sales proceeds in excess of related debt, if any, of Mountain View's other property (the "Trenton Property") to NPAMLP. The debt on the Trenton Property greatly exceeds the anticipated sales price for this property. Because Affiliates assigned their interests to NPAMLP before the Pension Group effectively forgave the wraparound mortgage obligations as described above, the Affected Limited Partners will have an additional tax liability which is not expected to be significant Such liability may be offset by any suspended passive losses available to such partner.

On October 16, 1998, Affiliates exercised their option to purchase certain wraparound mortgage obligations from the Pension Group. These obligations remain outstanding, with no economic change to NPAMLP. If the Affiliates had remained as either general or limited partners of NPAMLP, the partners might have been required to recognize substantial current income (without corresponding cash distributions) and further, NPAMLP's ability to deduct future losses, if any, could have been called into question. This could have effectively eliminated the tax basis of all partners in NPAMLP. To prevent this result, Affiliates assigned their interests in NPAMLP as described above.

The net effect of this series of transactions on NPAMLP was to reduce NPAMLP's wraparound mortgage obligations by $81,518,000 with related discounts of $52,815,000, to reduce the number of outstanding Units of NPAMLP by the 2,248 Units formerly owned by Affiliates (2.25% of the outstanding Units ) and, as to the Affected Limited Partners, to recognize certain amounts of ordinary income for tax purposes.


Liquidity and Capital Resources

Net cash provided by operations for the nine month period ended September 30, 1998 was $5,628,000. Net cash used in financing and investing activities was $1,686,000 and $136,000, respectively. As a result of the above, there was a $3,806,000 increase in cash for the nine months ended September 30, 1998.

On July 10, 1998, $13,902,000 of underlying mortgage obligations were refinanced with $19,770,000 of new debt (the "New Debt") secured by mortgages or deeds of trust on ten of its properties (the "Refinanced Properties") with Credit Suisse First Boston Mortgage Capital, LLC (the "Lender"). This transaction is referred to below as the "Refinancing." As a result of the Refinancing, the maturities of the prior debt on the Refinanced Properties were extended from various maturity dates to July 11, 2028. Payments on the New Debt are calculated on a thirty year amortization schedule;

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources (continued)

however, if the New Debt is not paid in full by July 11, 2008, the interest rate will increase for the remainder of the term. The annual debt service requirements on the Refinanced Properties for NPAMLP will remain unchanged. After satisfying the prior debt on the Refinanced Properties, the proceeds of the Refinancing were used to pay off the underlying mortgage obligations on two additional properties owned by NPAMLP and the balance of $5,868,000 was loaned by the Pension Group to NPAMLP to establish approximately $3,300,000 in capital expenditure and tenant improvement reserves for the Refinanced Properties and for other properties owned by NPAMLP, to pay off the line of credit from Firstrust Bank, for closing and legal expenses of the Refinancing and to fund escrows for insurance and taxes (capitalized terms not defined herein have the same meaning as defined in the 1997 Form 10-K previously filed).

As of September 30, 1998, the underlying mortgages were current for all the properties except for one of the underlying mortgage obligations on the Cahokia, Illinois property. As of September 30, 1998, the underlying mortgage loan on the Cahokia property was delinquent. The lender has declared a default with respect to this mortgage. The Cahokia property is owned by Cahokia Associates, which in August 1998 filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Cahokia Associates has been operating as a Debtor-In-Possession since the filing date and intends to file a Plan of Reorganization during the fourth quarter of this year.

As of September 30, 1998, NPAMLP was obligated for approximately $623,000 of capital commitments which are primarily for asphalt repairs and tenant fit-out costs.


Year 2000

NPAMLP relies on the computer system of EBL&S Property Management, Inc. (The Property Manager) for its management information systems. The Property Manager is in the process of replacing its computer hardware and software systems with respect to the year 2000 millennium change. The replacement of this system is planned to be completed and tested during the first half of 1999. This includes the purchase of new hardware equipment and a software package by December 1998. The total cost of the hardware and software will be borne by the Property Manager. The Property Manager does not anticipate any other incremental costs relating to this replacement as the Property Manager will use current employees to install and test the equipment and software. NPAMLP's reliance on information systems is not significant. In the worst case scenario, NPAMLP could continue to operate using non-automated processes due to the limited number of properties it owns (49 properties at September 30, 1998).

                                     PART II



Item 6(B).  Reports on Form 8-K

                  The registrant was not required to file any current reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          National Property Analysts Master Limited
                          Partnership
                          ----------------------------------------------------
                          (Registrant)

                          Date: November 16, 1998

                          By: EBL&S, Inc., its managing general partner
                              ------------------------------------------------


                          By: /s/ Edward B. Lipkin
                              ------------------------------------------------
                              Name: Edward B. Lipkin
                              Title: President and Principal Financial Officer