Form 10-K405
period 1998-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1999-03-29
CIK 926843

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


          For the fiscal year ended                         December 31, 1998

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

       Registrant's telephone number, including area code: (215)790-4700

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

                                      INDEX

                                                                                                        Page
PART I
  Item 1.             Business.............................................................................1
                       I.   Summary........................................................................1
                       II.  MLP Objectives and Policies....................................................2
                       III. Glossary.......................................................................4
  Item 2.             Properties...........................................................................6
  Item 3.             Legal Proceedings....................................................................6
  Item 4.             Submission of Matters to a Vote of
                       Security Holders....................................................................7

PART II

  Item 5.             Market Price for the Registrant's Common
                       Equity and Related Stockholder Matters.............................................18
                       I.   No Trading Market.............................................................18
                       II.  Distributions of Cash Flow From Operations....................................18
                       III. Proceeds of Sales Distributions...............................................18
                       IV.  Certain Income Tax Considerations.............................................18
  Item 6.             Selected Financial Data.............................................................20
  Item 7.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations......................................21
                       I.   Liquidity and Capital Resources...............................................21
                       II.  Results of Operations.........................................................23
                       III. Year 2000.....................................................................25
                       IV.  Indebtedness Secured by the Properties........................................25
  Item 8.             Financial Statements and Supplementary Data.........................................27
  Item 9.             Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure................................................27

PART III

  Item 10.            Directors and Executive Officers of the
                       Registrant.........................................................................28
  Item 11.            Executive Compensation..............................................................28
  Item 12.            Security Ownership of Certain Beneficial Owners
                       and Management.....................................................................28
  Item 13.            Certain Relationships and Related Party Transactions................................28
                       I.   Compensation and Fees.........................................................28
                       II.  Property and Management Affiliate.............................................29
                       III. Conflicts of Interest.........................................................30
                       IV.  Summary of Relationships......................................................30
                       V.   Related Party Transactions....................................................31

PART IV.

  Item 14.            Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K................................................................31
                       I.   Documents Filed as Part of this Report........................................31
                       II.  Reports of Form 8-K...........................................................32

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

         The MLP's principal executive offices are located at 230 South Broad Street, Mezzanine, Philadelphia, Pennsylvania 19102 (telephone: 215-790-4700).

         B.  THE GENERAL PARTNERS

         The General Partners of the MLP are EBL&S, Inc., an affiliate of NPA (the "Managing General Partner") and Feldman International, Inc. (the "Equity General Partner). The Managing General Partner and the Equity General Partner are collectively referred to as the "General Partners". The Managing General Partner manages and controls all aspects of the business of the MLP. The Managing General Partner is owned 100% by E & H Properties, Inc., an affiliate of NPA and holds no ownership interest in the MLP. The Equity General Partner holds a 1% general partner interest in the MLP. See "Item 13. Certain Relationships and Related Party Transactions.

         C.  THE PROPERTIES AND INDEBTEDNESS SECURED BY THE PROPERTIES

         The MLP owns 49 properties as of December 31, 1998 which consist primarily of shopping centers and free standing, single tenant retail stores (the "Properties"). The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         F.  LIMITED PARTNERS' SHARE OF PROCEEDS OF SALES DISTRIBUTIONS

         Proceeds of Sales of the Properties available to be distributed by the MLP will be distributed 99% to the Limited Partners and 1% to the Equity General Partner.

         G.  ALLOCATIONS OF PROFITS AND LOSSES

         Taxable income from MLP operations or from a capital transaction will be allocated 99% to the Limited Partners and 1% to the Equity General Partner. Taxable losses from MLP operations or from capital transactions generally will be allocated 99% to the Limited Partners and 1% to the Equity General Partner.

         H.  COMPENSATION TO THE GENERAL PARTNER AND AFFILIATES

         The Managing General Partner will receive certain compensation for its services including reimbursement of certain of its expenses and the Equity Partner will receive a portion of Cash Flow from Operations and Proceeds of Sales of the Properties. An affiliate of the Managing General Partner will receive a management fee for managing the Properties and a leasing fee for obtaining or renewing leases. See "Item 13. Certain Relationships and Related Party Transactions - Compensation and Fees."

         I.  FISCAL YEAR

         The MLP's fiscal year will begin on January 1, and end on December 31 of each year.


                  II. MLP OBJECTIVES AND POLICIES

         A.  MLP OBJECTIVES

         The MLP intends to hold the Properties until such time as it is deemed prudent to dispose of one or more or all of the Properties. The precise timing of disposition of Properties is in the discretion of the Managing General Partner. However, the Partnership in accordance with the terms of the Partnership Agreement will terminate on December 31, 2015.

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

         The determination of whether a Property should be sold or otherwise disposed of will be made by the Managing General Partner after consideration of relevant factors, including performance of the Property, market conditions, the financial requirements of the MLP and the tax consequences to Limited Partners, with a view toward achieving the principal investment objectives of the MLP. In connection with a sale of a Property, a purchase money obligation secured by a mortgage may be taken as part payment; there are no limitations or restrictions on the MLP's taking such purchase money obligations. The terms of payment to the MLP will be affected by custom in the area in which each Property is located and the then-prevailing economic conditions. To the extent the Partnership receives notes and other property instead of cash on sales, such proceeds (other than any interest payable thereon) will not be included in Proceeds of Sales of the Properties until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed of; and therefore, the distribution of such proceeds to the MLP may be delayed until such time.

         The MLP may not acquire additional properties. However, in the Managing General Partner's discretion, the MLP may, in appropriate circumstances, exchange Properties for new properties in transactions structured to be non-taxable events in whole or in substantial part under Section 1031 of the Internal Revenue Code, and the proceeds or an involuntary conversion may be invested in property in transactions structured to be non-taxable in whole or in part under Section 1033 of the Internal Revenue Code.

         B.  COMPETITION FOR TENANTS

         The MLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores located in 24 states. Of the 49 Properties owned by the MLP, 29 properties have only 1 or 2 tenants ("Single Tenant Properties"). The tenants in the Single Tenant Properties are primarily national retailers or supermarkets ("Anchor Tenants"). The 20 remaining properties are multi-tenant shopping center properties ("Shopping Center Properties"). The tenants in the Shopping Center Properties generally include Anchor Tenants and a variety of tenants occupying less substantial portions of the property ("Local Tenants").

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

         As of December 31, 1998, there were eight Properties which had been vacated by Anchor Tenants, six of which are stores owned or operated by Kmart Corporation ("Kmart"). The Anchor Tenants continue to make rental payments for these properties under the terms of their leases. The Anchor Tenants are attempting to market the space to other users. To date, the MLP has not had to market vacant Anchor Tenant space, but it has cooperated with the Anchor Tenant in its effort to market space it has vacated. To the extent that Anchor Tenant space becomes available at the end of a lease term, the MLP will attempt to re-lease the Anchor Tenant space in the same manner in which Local Tenant space is marketed (see below).

         The MLP's primary Anchor Tenant is Kmart and its subsidiaries which in 1998 accounted for approximately 55% of the rental income received by the MLP. The Managing General Partner has had regularly scheduled meetings with representatives of Kmart to review and discuss with them their plans for the various Kmart stores. In the past, in instances where Kmart stores were determined to be undersized and inadequate to accommodate Kmart's current needs, expansions of the existing facilities were undertaken wherever possible. In some cases, Kmart determined to vacate Anchor Tenant space although they continued to pay the required rental payments.

         Two of the six Kmart stores which are vacant but continuing to make rental payments are Anchor Tenants in Shopping Center Properties while the other four are the only tenant in Single Tenant Properties. Kmart has subleased portions of three of the six properties to other users. Kmart remains obligated under the terms of its leases at the six property locations for terms ranging from three to seven years.

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

         The MLP Properties' occupancy rate for Local Tenant space is 75%. The lease terms for Local Tenant space typically range from 3 years to 10 years. The competitive conditions applicable to Local Tenant space vary from Property to Property. However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to the MLP Properties, is typically a function of the MLP's rental rates as compared to the local market's. However, in instances where a multi-tenant Property has Anchor Tenant space and the Anchor Tenant space is vacant (currently three Shopping Center Properties have Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

         C.  PROHIBITED ACTIVITIES AND INVESTMENTS

         The MLP will not engage in any business not related to the operations of the Properties. Additionally, the MLP will not (i) sell additional limited partnership interests in the MLP; (ii) issue limited partnership interests in exchange for property; (iii) issue senior securities or make loans or investments in real estate mortgages other than in connection with a contemplated purchase or sale or disposition of the Properties; (iv) make loans to the General Partners or its affiliates (v) invest in or underwrite the securities of other issuers for any purpose, including investing in securities for the purpose of exercising control; (vi) operate in such a manner as not to be exempt from classification as an "investment company" for purposes of the Investment Company Act of 1940; (vii) purchase or lease any property from or sell or lease any property to the General Partners or its affiliates, except that with respect to leases, the General Partners and its affiliates may lease space in the Properties on terms no more favorable than those offered to non-affiliated persons; (viii) invest in junior mortgages or deeds of trust, except that the acquisition or granting of junior mortgages or deeds of trust in connection with the sale, purchase, financing or refinancing of a Property shall not be deemed to be investing in junior mortgages or deeds of trust; (ix) commingle the funds of the MLP with any other person's; (x) invest in limited partnership interests; (xi) construct or develop properties;
(xii) enter into joint venture agreements; or (xiii) receive rebates or give-ups in connection with the MLP.

         D.  INSURANCE ON PROPERTIES

         The Managing General Partner has obtained liability insurance covering the Properties. The third party liability coverage insures, among others, the MLP and the General Partners. Property insurance has also been obtained that insures the MLP for fire and other casualty losses in an amount which covers the replacement cost of the Properties. In addition, the MLP is covered under fidelity insurance policies in amounts which the Managing General Partner deems sufficient. Such insurance coverage is reviewed at least annually and adjusted to account for variations in value.


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

         "EQUITY GENERAL PARTNER" shall mean Feldman International, Inc., a Delaware corporation.

         "EXCESS PROCEEDS" shall mean the Proceeds of Sales of the Properties in excess of the Minimum Payoff Amount and Capital Improvement Debt.

         "GENERAL PARTNERS" shall mean EBL&S, Inc., the Managing General Partner of the MLP and Feldman International, Inc., the Equity General Partner of the MLP.

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

         "MANAGING GENERAL PARTNER" shall mean EBL&S, Inc, a Delaware corporation.

         "MINIMUM PAYOFF AMOUNT" shall mean the payment made by the MLP pursuant to the Restructuring Agreement equal to the sum of (i) the balance of the

Third Party Underlying Obligations on a Property on January 1, 1990 and (ii) any prepayment penalties or premiums.

         "MLP" shall mean National Property Analysts Master Limited Partnership, a Delaware limited partnership.

         "MLPG" shall mean Main Line Pension Group, a Delaware limited partnership.

         "NPA" shall mean National Property Analysts, Inc. and the corporations and partnerships now or previously controlled by, related to or affiliated with, directly or indirectly, National Property Analysts, Inc. and Mr. Edward Lipkin, including, but not limited to E & H Properties, Inc., National
Property Analysts Management Company, and National Property Management Corp.

         "NPAEP" shall mean National Property Analysts Employee Partnership, a Delaware limited partnership.

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

         "PARTNERSHIP AGREEMENT" shall mean the limited partnership agreement entered into between the General Partners and the Limited Partners of the MLP.

         "PARTNERSHIPS" shall mean certain limited partnerships previously sponsored by NPA.

         "PENSION GROUPS" shall mean the limited partnerships comprised of various pension and profit sharing trusts which sold the Properties to the Partnerships, and includes Main Line Pension Group (the "MLPG"), a Delaware limited partnership which acquired the ownership of the Wrap Mortgages from the original holders and National Property Analysts Employee Partnership ("NPAEP") and Penn Valley Pension Group ("PVPG"), both Delaware limited partnerships which subsequently acquired ownership of certain Wrap Mortgages from MLPG.

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

         "PVPG" shall mean Penn Valley Pension Group, a Delaware limited partnership.

         "PROPERTY MANAGER" shall mean EBL&S Property Management, Inc.

         "REFINANCING" shall mean either (i) a restructuring of indebtedness of the MLP or the Partnerships which only changes the terms thereof without increasing the indebtedness being restructured or (ii) refinancing indebtedness of the MLP or the Partnerships for the purpose of making a Capital Improvement.

         "RESERVES" shall mean the amount determined by the Managing General Partner, in its sole discretion, to be set aside for future requirements of the MLP. At the end of each year, any unexpended reserves not continued as Reserves will be treated as Cash Flow from Operations.

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

         "THRESHOLD AMOUNT" shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 1998, approximately $36,422,000 had been applied in reduction of the Threshold Amount.

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

ITEM 2.  PROPERTIES.

         The MLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores. As of December 31, 1998, the MLP owned and operated 49 Properties located in 24 states. Approximately 59% of the Properties are Single Tenant Properties and 41% are Shopping Center Properties.

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

         Under applicable law, in certain circumstances, the owner or operator of real property has an obligation to clean up hazardous and toxic substances on the property. This obligation is often imposed without regard to the timing, cause or person responsible for such substances on the property. The presence of such substances on a Property would have an adverse impact on the operating costs and sale or refinancing of such Property. None of the Properties are presently the subject of any environmental enforcement actions under any such statutes, and the General Partners do not have any information or knowledge about the presence of such substances on any of the Properties. If it is claimed or determined that such substances do exist on any of such Properties, the MLP could be subject to such cleanup obligations. The presence of such substances may make a Property unmarketable or substantially decrease its value. Any environmental cleanup expenses incurred in connection with a sale would directly reduce proceeds derived from the sale of the Property.

ITEM 3.  LEGAL PROCEEDINGS.

         The MLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the General Partners, the ultimate disposition of these matters will not have a material adverse effect on the MLP's financial position, results of operations or liquidity.

         Thirteen of the Partnerships combined in the MLP filed for protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code during the period from 1989 through 1998 following the filing of actions by secured creditors seeking foreclosure. All of these bankruptcies have been dismissed at the Partnership's motion or the Partnership's bankruptcy plan was confirmed and the case closed.

         During 1998 Cahokia Associates ("Cahokia") filed for protection under the provisions of the U.S. Bankruptcy Code. Cahokia owns and operates the property located in Cahokia, Illinois. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Cahokia had been operating as a Debtor-In-Possession since the filing date. Prior to December 31, 1998, the bankruptcy was dismissed pursuant to a settlement agreement between Cahokia and the holder of the Third Party Underlying Mortgage. The agreement was effective January 11, 1999 and provided for the transfer of the majority of the Cahokia property to the holder of the Third Party Underlying Mortgage and an option for the mortgage holder to purchase a portion of the property retained by Cahokia.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

SCHEDULE 1

DESCRIPTION OF PROPERTY AND TENANT INFORMATION

-----------------------------------------------------------------------------------------------------------------------
                                                                                               Total            Average
           Property                       Total                          Occupancy            Minimum            Rent
           Location                       GLA                               Rate                Rent              PSF
-----------------------------------------------------------------------------------------------------------------------
Ardmore, OK                              216,890                            86.9%             $717,564           $3.81
Borger, TX                                31,750                           100.0%               29,100            0.92
Bowling Green, OH                        135,187                            96.3%              404,877            3.11
Cahokia, IL                              241,327                            87.8%              504,113            2.38
Chesapeake, VA                           162,020                           100.0%              402,725            2.49
Clackamas, OR                             58,543                           100.0%              227,808            3.89
Cottage Grove, MN                        167,114                            90.6%            1,005,942            6.64
Crescent City, CA                         33,000                           100.0%              220,000            6.67
Dunmore, PA                               26,475                           100.0%               78,696            2.97
East Haven, CT                           153,096                            80.6%              556,300            4.51
Escanaba, MI                              40,175                           100.0%              114,715            2.86
Fairborn, OH                             136,555                            94.5%              479,945            3.72
Fairfield, IA                             33,000                           100.0%               37,286            1.13
Federal Way,  WA                          37,560                           100.0%              147,900            3.94
Fond du Lac, WI                          195,027                            96.7%              755,593            4.01
Fort Wayne, IN                           778,500                           100.0%              607,726            0.78
Huntington, WV                           142,055                            93.6%              386,281            2.90
Huntsville, AL                           104,000                           100.0%              244,400            2.35
Huron, SD                                 38,400                           100.0%               48,310            1.26
Hutchinson, MN                            60,842                           100.0%              229,800            3.78
Independence, MO                         134,634                            98.0%              379,734            2.88
International Falls, MN                   60,842                           100.0%              237,000            3.90
Kalamazoo, MI                            120,958                           100.0%              393,362            3.25
Lake Mary, FL                            107,400                           100.0%              923,640            8.60
Lockport, IL                             100,838                            95.2%              326,943            3.40
Marquette, MI                            254,756                            94.5%            1,238,189            5.15
Maryville, MO                             34,955                           100.0%              122,081            3.49
Menominee, MI                             64,588                           100.0%              197,848            3.06
Minot, ND                                 72,897                           100.0%              356,580            4.89
Newberry, SC                              55,552                           100.0%              194,083            3.49
New Hope, MN                             115,492                           100.0%              319,462            2.77
North Augusta, SC                        109,134                            95.3%              257,292            2.47
North Sarasota, FL                       134,805                           100.0%              532,486            3.95
Oak Lawn, IL                             163,143                           100.0%              861,912            5.28
Ocala, FL                                103,964                           100.0%              226,310            2.18
O' Fallon, MO                             91,061                           100.0%              351,365            3.86
Philadelphia, PA                         128,006                           100.0%              556,500            4.35
San Mateo, CA                             84,704                           100.0%              476,546            5.63
Sault Ste. Marie, MI                      92,650                           100.0%              234,049            2.53
Seven Hills, OH                          121,677                           100.0%              318,595            2.62
Sparks, NV                             1,579,000                           100.0%            1,696,878            1.07
Steger, IL                                87,678                           100.0%              261,013            2.98
Taylorville, IL                           43,127                           100.0%              362,955            8.42
Urbana, IL                                55,531                           100.0%              435,378            7.84
Waverly, OH                               55,102                           100.0%              273,678            4.97
Wahpeton, ND                              49,320                           100.0%               38,801            0.79
Washington, IA                            35,600                           100.0%               34,775            0.98
Wheelersburg, OH                         125,958                            71.7%              149,478            1.65
Yazoo City,  MS                           79,996                           100.0%              192,122            2.40

DESCRIPTION OF PROPERTY AND TENANT INFORMATION

----------------------------------------------------------------------------------------------------------------------------------
                                                                      MAJOR TENANT INFORMATION
   Property                                                                          Annual              Lease
   Location                      Name                                 GLA             Rent             Expiration       Options
----------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                     Kmart*                              83,552          $185,604          28-Feb-2005    10/5 YR
                                Beall                               25,632            83,304          30-Apr-2000     4/5 YR
                                Staples                             22,720           124,900          28-Feb-2009     4/5 YR
Borger, TX                      Safeway                             31,750            95,642          31-Aug-2003     6/5 YR
Bowling Green, OH               Kmart                               87,543           224,000          30-Nov-2012    10/5 YR
Cahokia, IL                     Kmart*                             102,433           179,257          30-Nov-2001     8/5 YR
                                Schnuck Markets*                    32,000           153,942          30-Jun-1999     6/5 YR
                                Goodyear Service Center             26,000            24,133          28-Feb-2004
                                Taco Bell                           32,000            25,990          31-Jan-2000     3/3 YR
Chesapeake, VA                  Kmart                              162,020           402,725          31-Oct-2005    6/10 YR
Clackamas, OR                   Safeway (regional office)           58,543           227,808          14-Jun-2003     6/5 YR
Cottage Grove, MN               Rainbow Foods                       70,130           606,624          11-Jul-2016     6/5 YR
                                National Tea*                       25,397            76,200          28-Feb-1999     3/5 YR
Crescent City, CA               Safeway                             33,000           220,000          31-May-1999     7/5 YR
Dunmore, PA                     Price Chopper                       26,475            78,696          30-Nov-2000     4/5 YR
East Haven, CT                  V F Factory Outlet                  78,000           230,100          31-May-2002     2/5 YR
Escanaba, MI                    Kmart                               40,175           114,715          30-Sep-2001    10/5 YR
Fairborn, OH                    Kmart                               84,180           268,000          31-Jul-2000    10/5 YR
                                Kroger                              30,975           106,120          31-Mar-2001     4/5 YR
Fairfield, IA                   Pamida                              33,000            37,286          30-Jun-2004     3/5 YR
Federal Way,  WA                Safeway                             37,560           147,900          31-Oct-2003     6/5 YR
Fond du Lac, WI                 Kmart                               93,800           267,806          31-Oct-2011    10/5 YR
                                Roundy's                            54,213           153,659          31-Oct-1999     4/5 YR
Fort Wayne, IN                  Kmart  (distribution center)*      778,500           607,726          15-Nov-2003     6/5 YR
Huntington, WV                  Hill's                              85,817           184,000          31-Jul-2003     5/5 YR
                                Office Depot                        25,900            98,420          28-Feb-2005     4/5 YR
Huntsville, AL                  Kmart                              104,000           244,400          30-Nov-2010     4/5 YR
Huron, SD                       Pamida                              38,400            48,310          30-Jun-1999     4/5 YR
Hutchinson, MN                  Kmart                               60,842           229,800          30-Sep-2006    10/5 YR
Independence, MO                Kmart                              116,799           308,634          31-Mar-2010     8/5 YR
International Falls, MN         Kmart                               60,842           237,000          31-Jul-2006    10/5 YR
Kalamazoo, MI                   Kmart                               84,180           248,770          29-Feb-2000    10/5 YR
                                Ace Hardware                        30,650           101,829          26-Jul-2000     3/5 YR
Lake Mary, FL                   Builder's Square*                  107,400           923,640          31-Dec-2017    10/5 YR
Lockport, IL                    Kmart                               54,000           133,684          30-Jun-2004    10/5 YR
                                Sterk's Super Foods, Inc.           35,170           121,603          31-May-2006     3/5 YR
Marquette, MI                   Kmart                               85,480           218,657          30-Nov-1999    10/5 YR
                                Younker's                           44,068            92,543          01-Oct-2001    1/10 YR
                                J.C. Penney                         33,996           118,286          31-Aug-2009     4/5 YR
Maryville, MO                   J.C. Penney                         22,060            65,502          31-Oct-2001     3/5 YR
Menominee, MI                   Kmart                               64,588           197,848          30-Apr-2010     8/5 YR
Minot, ND                       Kmart*                              72,897           356,580          30-Oct-2005    10/5 YR
Newberry, SC                    Kmart*                              55,552           194,083          30-Jun-2005    10/5 YR
New Hope, MN                    Kmart                              115,492           319,462          30-Jun-2010     9/5 YR
North Augusta, SC               CVS                                 84,000           197,400          31-Oct-1999     2/3 YR
North Sarasota, FL              Kmart                               84,180           280,440          30-Nov-2003    10/5 YR
                                Uptons                              40,000           141,040          20-Nov-2003     5/5 YR
Oak Lawn, IL                    Kmart                              104,568           447,150          31-May-2003    10/5 YR
                                Jewel Foods                         58,575           414,762          03-Jan-2004     3/5 YR
Ocala, FL                       Kmart                              103,964           226,310          30-Jun-2002     9/5 YR
O' Fallon, MO                   Kmart                               83,061           279,415          30-Nov-2005    10/5 YR
Philadelphia, PA                Kmart                               91,033           388,500          31-Mar-2005    10/5 YR
                                Acme                                36,973           168,000          30-Jun-2000     7/5 YR

         * Tenant is vacant and continues to pay rent under the terms of its lease.

DESCRIPTION OF PROPERTY AND TENANT INFORMATION

---------------------------------------------------------------------------------------------------------------------------------
                                                                  MAJOR TENANT INFORMATION
   Property                                                                             Annual              Lease
   Location                       Name                                 GLA               Rent             Expiration    Options
---------------------------------------------------------------------------------------------------------------------------------
San Mateo, CA                   Kmart                                 84,704          $476,546            31-Jan-2005    1/10 YR
Sault Ste. Marie, MI            Kmart                                 92,650           234,049            30-Sep-2016    10/5 YR
Seven Hills, OH                 Kmart                                121,677           318,595            31-Aug-2002     9/5 YR
Sparks, NV                      Kmart (distribution center)        1,579,000         1,696,878            12-Dec-2006     7/5 YR
Steger, IL                      Kmart                                 87,678           261,013            30-Oct-2010    10/5 YR
Taylorville, IL                 Kroger                                27,958           237,761            31-Mar-2007     5/5 YR
                                CVS                                   10,069            81,319            31-Mar-2007     5/5 YR
Urbana, IL                      Jerry's IGA                           43,667           370,648            31-Mar-2007     5/5 YR
Waverly, OH                     Kroger                                28,199           115,504            30-Nov-1999     5/5 YR
                                CVS                                   10,069            47,828            30-Nov-1999     4/5 YR
Wahpeton, ND                    Pamida                                49,320            38,801            30-Jun-2004     3/5 YR
Washington, IA                  Pamida                                35,600            34,775            30-Jun-2004     3/5 YR
Wheelersburg, OH                Quality Farm & Fleet                  53,844            53,844            28-Feb-2000     3/5 YR
                                Kroger                                25,168            69,212            31-Jul-1999     4/5 YR
Yazoo City,  MS                 Miss. Baptist Medical Ctr.            20,116            47,273            31-May-2000     2/5 YR

         * Tenant is vacant and continues to pay rent under the terms of its lease.

SCHEDULE 2

TENANT LEASE EXPIRATIONS

                                                                         1999                                  2000
                                                Total      Number                             Number
    Property                       Total       Minimum       of        Minimum                  of           Minimum
    Location                        GLA          Rent      Tenants       Rent        S.F.     Tenants          Rent         S.F.
    --------                        ---          ----      -------       ----        ----     -------          ----         ----
Ardmore, OK                       216,890      $717,564       9        $112,563     18,932       8           $164,018      54,208
Borger, TX                         31,750        29,100
Bowling Green, OH                 135,187       404,877       3         180,877     42,644
Cahokia, IL                       241,327       504,113       3         164,442     34,700       3             59,175      37,000
Chesapeake, VA                    162,020       402,725
Clackamas, OR                      58,543       227,808
Cottage Grove, MN                 167,114     1,005,942       4         117,436     28,222       3            165,317      20,223
Crescent City, CA                  33,000       220,000       1         220,000     33,000
Dunmore, PA                        26,475        78,696                                          1             78,696      26,475
East Haven, CT                    153,096       556,300       1          34,260      6,850       1             27,000       4,500
Escanaba, MI                       40,175       114,715
Fairborn, OH                      136,555       479,945       1          43,125      7,500       2            331,825      91,080
Fairfield, IA                      33,000        37,286
Federal Way,  WA                   37,560       147,900
Fond du Lac, WI                   195,027       755,593       4         216,984     59,788       2             54,960       4,850
Fort Wayne, IN                    778,500       607,726
Huntington, WV                    142,055       386,281       3          36,278      8,228       2             13,740       2,160
Huntsville, AL                    104,000       244,400
Huron, SD                          38,400        48,310       1          48,310     38,400
Hutchinson, MN                     60,842       229,800
Independence, MO                  134,634       379,734       2          24,600      4,995
International Falls, MN            60,842       237,000
Kalamazoo, MI                     120,958       393,362       1          13,195      1,904       3            380,167     119,054
Lake Mary, FL                     107,400       923,640
Lockport, IL                      100,838       326,943                                          1             28,651       3,755
Marquette, MI                     254,756     1,238,189       7         337,689     94,086       11           255,777      19,055
Maryville, MO                      34,955       122,081                                          2             18,550       4,200
Menominee, MI                      64,588       197,848
Minot, ND                          72,897       356,580
New Hope, MN                      115,492       319,462
Newberry, SC                       55,552       194,083
North Augusta, SC                 109,134       257,292       1         197,400     84,000
North Sarasota, FL                134,805       532,486       1          37,890      5,000
O' Fallon, MO                      91,061       348,065                                          1             19,000       2,000
Oak Lawn, IL                      163,143       856,567
Ocala, FL                         103,964       226,310
Philadelphia, PA                  128,006       556,500                                          1            168,000      36,973
San Mateo, CA                      84,704       476,546
Sault Ste. Marie, MI               92,650       234,049
Seven Hills, OH                   121,677       318,595
Sparks, NV                      1,579,000     1,696,878
Steger, IL                         87,678       261,013
Taylorville, IL                    43,127       362,955                                          1             18,375       2,100
Urbana, IL                         55,531       435,378       1           5,250      1,750       1              6,678       1,050
Wahpeton, ND                       49,320        38,801
Washington, IA                     35,600        34,775
Waverly, OH                        55,102       273,678       5         198,442     43,468       2             63,236       9,634
Wheelersburg, OH                  125,958       149,478       2          79,512     27,228       2             60,772      55,444
Yazoo City,  MS                    79,996       192,122                                          3             95,873      40,116
----------------------------------------------------------------------------------------------------------------------------------
TOTALS                          7,054,884    19,139,491      50       2,068,255    540,695       50         2,009,808     533,877
----------------------------------------------------------------------------------------------------------------------------------
ANNUAL % TO TOTAL                  100.0%        100.0%                   10.8%       7.7%                      10.5%        7.6%
----------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE %                                                              10.8%       7.7%                      21.3%       15.2%
----------------------------------------------------------------------------------------------------------------------------------

TENANT LEASE EXPIRATIONS

                                                                           2001                                 2002
                                                 Total        Number                              Number
   Property                      Total          Minimum        of       Minimum                     of        Minimum
   Location                       GLA             Rent       Tenants      Rent           S.F.     Tenants       Rent         S.F.
   --------                       ---             ----       -------      ----           ----     -------       ----         ----
Ardmore, OK                     216,890         $717,564       5        $112,166        13,554       4        $76,130      10,048
Borger, TX                       31,750           29,100
Bowling Green, OH               135,187          404,877
Cahokia, IL                     241,327          504,113       2         190,057       104,233       2         21,806       2,744
Chesapeake, VA                  162,020          402,725
Clackamas, OR                    58,543          227,808
Cottage Grove, MN               167,114        1,005,942       2         225,074        94,756       3         28,400       7,900
Crescent City, CA                33,000          220,000
Dunmore, PA                      26,475           78,696
East Haven, CT                  153,096          556,300       1          23,750         2,500       1        230,100      78,000
Escanaba, MI                     40,175          114,715       1         114,715        40,175
Fairborn, OH                    136,555          479,945       2         148,120        37,975
Fairfield, IA                    33,000           37,286
Federal Way,  WA                 37,560          147,900
Fond du Lac, WI                 195,027          755,593       1          24,831         3,375       1         51,000       6,000
Fort Wayne, IN                  778,500          607,726
Huntington, WV                  142,055          386,281                                             1          3,675         735
Huntsville, AL                  104,000          244,400
Huron, SD                        38,400           48,310
Hutchinson, MN                   60,842          229,800
Independence, MO                134,634          379,734       3          45,000         9,600
International Falls, MN          60,842          237,000
Kalamazoo, MI                   120,958          393,362
Lake Mary, FL                   107,400          923,640
Lockport, IL                    100,838          326,943
Marquette, MI                   254,756        1,238,189       7         176,285        58,879       6        146,939      13,188
Maryville, MO                    34,955          122,081       3          89,531        29,355       1         14,000       1,400
Menominee, MI                    64,588          197,848
Minot, ND                        72,897          356,580
New Hope, MN                    115,492          319,462
Newberry, SC                     55,552          194,083
North Augusta, SC               109,134          257,292                                             1         63,600      19,964
North Sarasota, FL              134,805          532,486       3          50,841         3,600
O' Fallon, MO                    91,061          348,065       1          27,000         3,000       1         25,950       3,000
Oak Lawn, IL                    163,143          856,567
Ocala, FL                       103,964          226,310                                             1        226,310     103,964
Philadelphia, PA                128,006          556,500
San Mateo, CA                    84,704          476,546
Sault Ste. Marie, MI             92,650          234,049
Seven Hills, OH                 121,677          318,595                                             1        318,595     121,677
Sparks, NV                    1,579,000        1,696,878
Steger, IL                       87,678          261,013
Taylorville, IL                  43,127          362,955                                             1         25,500       3,000
Urbana, IL                       55,531          435,378       1           8,960         1,400       2         44,220       7,664
Wahpeton, ND                     49,320           38,801
Washington, IA                   35,600           34,775
Waverly, OH                      55,102          273,678       1          12,000         2,000
Wheelersburg, OH                125,958          149,478
Yazoo City,  MS                  79,996          192,122       1          25,728         9,600       2         19,240       3,400
----------------------------------------------------------------------------------------------------------------------------------
TOTALS                        7,054,884       19,139,491      34       1,274,058       414,002       28     1,295,465     382,684
----------------------------------------------------------------------------------------------------------------------------------
ANNUAL % TO TOTAL                100.0%           100.0%                    6.7%          5.9%                   6.8%        5.4%
----------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE %                                                               28.0%         21.1%                  34.7%       26.5%
----------------------------------------------------------------------------------------------------------------------------------

TENANT LEASE EXPIRATIONS

                                                                                    2003
                                                         Total      Number
   Property                              Total          Minimum       of           Minimum
   Location                               GLA             Rent      Tenants          Rent          S.F.
   --------                               ---             ----      -------          ----          ----
Ardmore, OK                             216,890         $717,564       1           $39,825         4,425
Borger, TX                               31,750           29,100       1            29,100        31,750
Bowling Green, OH                       135,187          404,877
Cahokia, IL                             241,327          504,113
Chesapeake, VA                          162,020          402,725
Clackamas, OR                            58,543          227,808       1           227,808        58,543
Cottage Grove, MN                       167,114        1,005,942
Crescent City, CA                        33,000          220,000
Dunmore, PA                              26,475           78,696
East Haven, CT                          153,096          556,300
Escanaba, MI                             40,175          114,715
Fairborn, OH                            136,555          479,945
Fairfield, IA                            33,000           37,286
Federal Way,  WA                         37,560          147,900       1           147,900        37,560
Fond du Lac, WI                         195,027          755,593
Fort Wayne, IN                          778,500          607,726       1           607,726       778,500
Huntington, WV                          142,055          386,281       4           225,093        94,352
Huntsville, AL                          104,000          244,400
Huron, SD                                38,400           48,310
Hutchinson, MN                           60,842          229,800
Independence, MO                        134,634          379,734
International Falls, MN                  60,842          237,000
Kalamazoo, MI                           120,958          393,362
Lake Mary, FL                           107,400          923,640
Lockport, IL                            100,838          326,943       1            27,156         5,153
Marquette, MI                           254,756        1,238,189       1            64,858         4,041
Maryville, MO                            34,955          122,081
Menominee, MI                            64,588          197,848
Minot, ND                                72,897          356,580
New Hope, MN                            115,492          319,462
Newberry, SC                             55,552          194,083
North Augusta, SC                       109,134          257,292
North Sarasota, FL                      134,805          532,486       2           421,480       124,180
O' Fallon, MO                            91,061          348,065
Oak Lawn, IL                            163,143          856,567       1           447,150       104,568
Ocala, FL                               103,964          226,310
Philadelphia, PA                        128,006          556,500
San Mateo, CA                            84,704          476,546
Sault Ste. Marie, MI                     92,650          234,049
Seven Hills, OH                         121,677          318,595
Sparks, NV                            1,579,000        1,696,878
Steger, IL                               87,678          261,013
Taylorville, IL                          43,127          362,955
Urbana, IL                               55,531          435,378
Wahpeton, ND                             49,320           38,801
Washington, IA                           35,600           34,775
Waverly, OH                              55,102          273,678
Wheelersburg, OH                        125,958          149,478       1             9,194         7,662
Yazoo City,  MS                          79,996          192,122
---------------------------------------------------------------------------------------------------------
TOTALS                                7,054,884       19,139,491      15         2,247,290     1,250,734
---------------------------------------------------------------------------------------------------------
ANNUAL % TO TOTAL                        100.0%           100.0%                     11.7%         17.7%
---------------------------------------------------------------------------------------------------------
CUMULATIVE %                                                                         46.5%         44.3%
---------------------------------------------------------------------------------------------------------

SCHEDULE 3

----------------------------------------------------------------------------------------------------------------------------------
THIRD PARTY UNDERLYING OBLIGATIONS
                                                                                                                       PRINCIPAL
   PROPERTY                                                             MORTGAGE     INTEREST                          BALANCE AT
   LOCATION                             MORTGAGEE (S)                     TYPE         RATE            DUE DATE        31-DEC-98
----------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                     Pacific Life Insurance Company             1st         9.50%           01-Aug-2010     $5,292,388
Borger, TX                      First Oxford Corporation                   1st        10.00%           01-Oct-1998        225,770
Bowling Green, OH               Credit Suisse First Boston (b)             1st         7.05%           31-Jul-2008      2,560,982
Cahokia, IL                     Equitable Life Assurance Society           1st         8.63%           01-Dec-2006        237,687
                                Equitable Life Assurance Society           1st         8.63%           01-Dec-2006      1,546,169
                                Equitable Life Assurance Society           1st         9.25%           01-Dec-2004        375,130
                                GE Capital Asset Management                1st        12.00%           01-Feb-2000          6,308
Chesapeake, VA                  John Hancock Real Estate Finance           1st         8.00%           01-Jan-2004      1,379,351
                                Lawrence Kadish                            2nd         9.00%           01-Jan-2006        492,849
Clackamas, OR                   First Oxford Corporation                   1st         9.00%           01-Jul-2003      1,263,683
Cottage Grove, MN               IDS Life Insurance (d)                     1st         8.75%           01-Nov-2016      5,746,719
Crescent City, CA               First Oxford Corporation                   1st         9.50%           01-May-1999        496,454
Dunmore, PA                     NONE
East Haven, CT                  Aetna Life Insurance Company               1st         8.88%           01-Sep-2005      1,937,921
                                Beal Bank                                  2nd         8.53%           01-Aug-2005      1,151,303
Escanaba, MI                    Developers Diversified                     1st         9.75%           01-Nov-2012        856,546
Fairborn, OH                    Aetna Life Insurance Company               1st         9.50%           01-Sep-2004      1,453,169
                                Federal Deposit Insurance Corp.            2nd        10.35%           27-May-2004        794,941
Fairfield, IA                   State of Wisconsin Investment Brd          1st         9.13%           01-Jul-1999         66,174
Federal Way,  WA                First Oxford Corporation                   1st         9.50%           01-Oct-1998        218,309
Fond du Lac, WI                 Associated Commercial Mortgage             1st         8.75%           12-Sep-2002      4,300,155
Fort Wayne, IN                  New York Life Insurance Company            1st         8.63%           15-Nov-2003      2,439,185
Huntington, WV                  Suburban Capital Markets, Inc. (a)         1st         9.13%           01-Feb-2007      1,712,317
Huntsville, AL                  Credit Suisse First Boston (b)             1st         7.05%           31-Jul-2008        707,505
Huron, SD                       State of Wisconsin Investment Brd          1st         9.13%           01-Jul-1999         87,463
Hutchinson, MN                  Developers Diversified                    Wrap         8.75%           01-Jul-2013      1,878,955
Independence, MO                Credit Suisse First Boston (b)             1st         7.05%           31-Jul-2008      1,604,351
International Falls, MN         Developers Diversified                    Wrap         8.75%           01-Aug-2013      1,938,632
Kalamazoo, MI                   New York Life Insurance Company            1st         8.63%           10-Dec-2000        944,151
Lake Mary, FL                   Kidder Peabody Mortgage Capital            1st         7.88%           01-Jan-2016      8,623,954
Lockport, IL                    Credit Suisse First Boston (b)             1st         7.05%           31-Jul-2008      1,664,137
Marquette, MI                   State of California Public
                                  Employees Retirement System              1st         8.87%           01-Nov-1999        309,466
                                Union Labor Life Insurance Co.             1st         7.88%           01-Nov-2003      6,268,976
Maryville, MO                   NONE
Menominee, MI                   NONE
Minot, ND                       First American Bank and Trust Co.          1st         9.00%           15-Jan-2006      1,875,000
Newberry, SC                    Western National Life Insurance Co.        1st        13.00%           01-Sep-2008      1,031,530
New Hope, MN                    Credit Suisse First Boston (b)             1st         7.05%           31-Jul-2008      1,753,825
North Augusta, SC               E & H Properties. Inc.                     1st         8.00%           01-Oct-1999        116,379
North Sarasota, FL              Credit Suisse First Boston (b)             1st         7.05%           31-Jul-2008      3,188,769
Oak Lawn, IL                    Board of Trustees NECA Pension
                                  Benefit Trust Fund                       1st         8.50%           30-Jun-2003      2,907,307
Ocala, FL                       B & K Properties                           1st         9.00%           01-Mar-2013      1,673,594
O' Fallon, MO                   Credit Suisse First Boston (b)             1st         7.05%           31-Jul-2008      2,331,785
Philadelphia, PA                Equitable Life Assurance Society (c)       1st         9.25%           01-Jun-2010      2,778,001


         (a)      Mortgages are cross - collateralized and cross - defaulted
         (b)      Mortgages are cross - collateralized and cross - defaulted
         (c)      Loan is callable on August 1, 2000
         (d)      Loan is callable on November 1, 2006

----------------------------------------------------------------------------------------------------------------------------------
                                              THIRD PARTY UNDERLYING OBLIGATIONS
                                                                                                                       PRINCIPAL
    PROPERTY                                                           MORTGAGE      INTEREST                          BALANCE AT
    LOCATION                             MORTGAGEE (S)                   TYPE          RATE            DUE DATE        31-DEC-98
----------------------------------------------------------------------------------------------------------------------------------
San Mateo, CA                   Meritor Savings Bank                      1st          8.25%           01-Feb-2005     $2,296,869
Sault Ste. Marie, MI            EDC County of Chippewa, MI                1st          6.70%           01-Jan-2007      1,010,000
Seven Hills, OH                 B & K Properties                          1st          9.75%           01-Nov-2012      2,017,766
Sparks, NV                      Prin & Company                            1st          8.60%           12-Dec-2006      5,973,438
                                Teachers Retirement of Texas              1st          9.75%           12-Dec-2006      3,357,637
                                Bank of Nevada                            1st          8.60%           12-Dec-2006        267,532
Steger, IL                      Credit Suisse First Boston (b)            1st          7.05%           31-Jul-2008      2,271,903
Taylorville, IL                 Suburban Capital Markets, Inc. (a)        1st          9.13%           01-Feb-2007      1,476,706
Urbana, IL                      Credit Suisse First Boston (b)            1st          7.05%           31-Jul-2008      2,471,295
Waverly, OH                     Suburban Capital Markets, Inc. (a)        1st          9.13%           01-Feb-2007      1,476,706
Wahpeton, ND                    State of Wisconsin Investment Brd         1st          9.13%           01-Jul-1999         84,540
Washington, IA                  State of Wisconsin Investment Brd         1st          9.13%           01-Jul-1999         63,538
Wheelersburg, OH                Equitable Life Assurance Society          1st         10.00%           31-Dec-2000      1,169,274
Yazoo City,  MS                 Credit Suisse First Boston (b)            1st          7.05%           31-Jul-2008      1,145,962

         (a)      Mortgages are cross - collateralized and cross - defaulted
         (b)      Mortgages are cross - collateralized and cross - defaulted
         (c)      Loan is callable on August 1, 2000
         (d)      Loan is callable on November 1, 2006

----------------------------------------------------------------------------------------------------------------------------------
                                             THIRD PARTY UNDERLYING OBLIGATIONS
                                                                                                                     OWNERSHIP
                                                                                    ANNUAL              BALLOON      INTEREST
  PROPERTY                                                             MORTGAGE      DEBT               DUE AT         FEE/
  LOCATION                             MORTGAGEE (S)                     TYPE       SERVICE           EXPIRATION    LEASEHOLD
----------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                     Pacific Life Insurance Company            1st       $694,308          $1,275,803       Fee
Borger, TX                      First Oxford Corporation                  1st         29,100             225,770       Fee
Bowling Green, OH               Credit Suisse First Boston (b)            1st        206,220           2,207,962       Fee
Cahokia, IL                     Equitable Life Assurance Society          1st         38,539                   0       Fee
                                Equitable Life Assurance Society          1st        250,702                   0
                                Equitable Life Assurance Society          1st         79,680                   0
                                GE Capital Asset Management               1st         19,820                   0
Chesapeake, VA                  John Hancock Real Estate Finance          1st        334,776                   0    Leasehold
                                Lawrence Kadish                           2nd         44,356                   0
Clackamas, OR                   First Oxford Corporation                  1st        227,100             637,586       Fee
Cottage Grove, MN               IDS Life Insurance (d)                    1st        636,272             105,663       Fee
Crescent City, CA               First Oxford Corporation                  1st        217,800             438,896       Fee
Dunmore, PA                     NONE                                                                                Leasehold
East Haven, CT                  Aetna Life Insurance Company              1st        381,258                   0       Fee
                                Beal Bank                                 2nd        116,716             985,836
Escanaba, MI                    Developers Diversified                    1st        112,032              19,146       Fee
Fairborn, OH                    Aetna Life Insurance Company              1st        329,406                   0    Leasehold
                                Federal Deposit Insurance Corp.           2nd         88,044             751,017
Fairfield, IA                   State of Wisconsin Investment Brd         1st         36,733              34,941       Fee
Federal Way,  WA                First Oxford Corporation                  1st         45,000             218,309       Fee
Fond du Lac, WI                 Associated Commercial Mortgage            1st        466,599           3,900,911       Fee
Fort Wayne, IN                  New York Life Insurance Company           1st        605,724                   0       Fee
Huntington, WV                  Suburban Capital Markets, Inc. (a)        1st        177,949           1,454,799       Fee
Huntsville, AL                  Credit Suisse First Boston (b)            1st         56,976             609,982    Leasehold
Huron, SD                       State of Wisconsin Investment Brd         1st         48,420              46,059       Fee
Hutchinson, MN                  Developers Diversified                   Wrap        229,632                   0       Fee
Independence, MO                Credit Suisse First Boston (b)            1st        129,192           1,383,198       Fee
International Falls, MN         Developers Diversified                   Wrap        236,250                   0       Fee
Kalamazoo, MI                   New York Life Insurance Company           1st        283,500             524,638    Leasehold
Lake Mary, FL                   Kidder Peabody Mortgage Capital           1st        919,440                   0       Fee
Lockport, IL                    Credit Suisse First Boston (b)            1st        134,004           1,434,746       Fee
Marquette, MI                   State of California Public
                                   Employees Retirement System            1st        177,600             180,107    Leasehold
                                Union Labor Life Insurance Co.            1st        615,161           5,542,557
Maryville, MO                   NONE                                                                                Leasehold
Menominee, MI                   NONE                                                                                Leasehold
Minot, ND                       First American Bank and Trust Co.         1st        347,366                   0       Fee
Newberry, SC                    Western National Life Insurance Co.       1st        187,154                   0       Fee
New Hope, MN                    Credit Suisse First Boston (b)            1st        141,216           1,512,067       Fee
North Augusta, SC               E & H Properties. Inc.                    1st        154,020                   0    Leasehold
North Sarasota, FL              Credit Suisse First Boston (b)            1st        256,764           2,749,213       Fee
Oak Lawn, IL                    Board of Trustees NECA Pension
                                   Benefit Trust Fund                     1st        433,810           1,888,273    Leasehold
Ocala, FL                       B & K Properties                          1st        217,350                   0       Fee
O' Fallon, MO                   Credit Suisse First Boston (b)            1st        187,764           2,010,362       Fee
Philadelphia, PA                Equitable Life Assurance Society (c)      1st        395,220                   0    Leasehold


         (a)      Mortgages are cross - collateralized and cross - defaulted
         (b)      Mortgages are cross - collateralized and cross - defaulted
         (c)      Loan is callable on August 1, 2000
         (d)      Loan is callable on November 1, 2006

----------------------------------------------------------------------------------------------------------------------------------
                                             THIRD PARTY UNDERLYING OBLIGATIONS
                                                                                                                        OWNERSHIP
                                                                                        ANNUAL             BALLOON      INTEREST
  PROPERTY                                                               MORTGAGE        DEBT               DUE AT        FEE/
  LOCATION                              MORTGAGEE (S)                      TYPE         SERVICE           EXPIRATION    LEASEHOLD
----------------------------------------------------------------------------------------------------------------------------------
San Mateo, CA                   Meritor Savings Bank                        1st         $474,046                  $0    Leasehold
Sault Ste. Marie, MI            EDC County of Chippewa, MI                  1st          131,320                   0       Fee
Seven Hills, OH                 B & K Properties                            1st          263,917              66,537    Leasehold
Sparks, NV                      Prin & Company                              1st        1,040,954                   0       Fee
                                Teachers Retirement of Texas                1st          609,303                   0
                                Bank of Nevada                              1st           46,621                   0
Steger, IL                      Credit Suisse First Boston (b)              1st          182,952           1,958,814       Fee
Taylorville, IL                 Suburban Capital Markets, Inc. (a)          1st          153,404           1,254,615       Fee
Urbana, IL                      Credit Suisse First Boston (b)              1st          198,996           2,130,640       Fee
Waverly, OH                     Suburban Capital Markets, Inc. (a)          1st          153,404           1,254,615       Fee
Wahpeton, ND                    State of Wisconsin Investment Brd           1st           46,751              44,470       Fee
Washington, IA                  State of Wisconsin Investment Brd           1st           35,063              33,353       Fee
Wheelersburg, OH                Equitable Life Assurance Society            1st          116,927           1,169,274       Fee
Yazoo City,  MS                 Credit Suisse First Boston (b)              1st           92,280             987,998       Fee

         (a)      Mortgages are cross - collateralized and cross - defaulted
         (b)      Mortgages are cross - collateralized and cross - defaulted
         (c)      Loan is callable on August 1, 2000
         (d)      Loan is callable on November 1, 2006

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

         In addition, the Partnership Agreement places additional restrictions on the transferability of the Units. The Limited Partners of the MLP are prohibited from selling their Units unless such sale is at the Managing General Partner's direction, is accomplished in a single transaction involving all Limited Partners' interests to a single purchaser, and is accomplished simultaneously with the sale of the Equity General Partner's interest in the MLP.

         As of December 31, 1998, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.


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

ITEM 6.  SELECTED FINANCIAL DATA

         The following is selected financial data for the MLP for the five years ended December 31, 1998 derived from the audited financial statements of the MLP prepared in conformity with generally accepted accounting principles (GAAP). The selected financial data set forth below should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and with the Combined Financial Statements of the MLP and the notes thereto included elsewhere in this Form 10-K.


                                                 Year Ended December 31
                                          (In Thousands, except per unit data)

                                      1998             1997               1996            1995              1994
                                      ----             ----               ----            ----              ----
INCOME:
Rental Income                       $ 21,782         $ 22,876          $ 23,984         $ 23,976          $ 24,486
Other Charges to tenants               6,682            6,884             6,819            9,849             8,378
Interest income                          200              136               129              299               443
Other income                              62               97
                                    --------         --------          --------         --------          --------
TOTAL INCOME                          28,726           29,993            30,932           34,124            33,307
                                    --------         --------          --------         --------          --------


OPERATING EXPENSES:
Interest expense                      18,035           23,038            23,054           23,770            24,109
Other operating expenses               9,886           11,797            12,365           12,173            12,746
Depreciation and
 amortization                          8,141            8,865             8,839            8,885             9,082
                                    --------         --------          --------         --------          --------
Total Operating Expenses             (36,062)          43,700            44,258           44,828            45,937
                                    --------         --------          --------         --------          --------
OPERATING LOSS                        (7,336)         (13,707)          (13,326)         (10,704)          (12,630)
                                    --------         --------          --------         --------          ---------

OTHER EXPENSES:
Net (loss) gain on
 disposition of properties            (11,894)       $   (866)              454              103           (15,763)
Write down of rental
 property                               -              (1,000)           (1,100)            -                  -
                                    --------         --------          --------         ---------         ---------
LOSS BEFORE EXTRAORDINARY
 ITEM                                (19,230)         (15,573)          (13,972)         (10,601)          (28,393)
                                    --------         --------          --------         ---------         ---------
EXTRAORDINARY ITEM:
Forgiveness of wraparound
 mortgages payable on
 disposition of properties            51,183              373               493               12            12,680
                                    --------         --------          --------         --------          --------
NET INCOME (LOSS)                   $ 31,953         $(15,200)         $(13,479)        $(10,613)         $(15,713)
                                    ========         ========          ========         ========          ========

PER UNIT DATA:
Operating Loss                      $ (74.05)        $(137.07)         $(133.26)        $(107.04)         $(126.30)
                                    ========         ========          ========         ========          ========
Net Income (Loss)                   $ 322.55         $(152.00)         $(134.79)        $(106.13)         $(157.13)
                                    ========         ========          ========         ========          ========

Weighted average units
 outstanding                          99,063          100,000           100,000          100,000           100,000
                                    ========         ========          ========         ========          ========

ASSETS:
Rental Property - Net               $127,093         $151,286          $161,874         $168,945          $182,276
Other Assets                           7,811            4,199             6,423            7,294             9,776
                                    --------         --------          --------         --------          --------
TOTAL ASSETS                        $134,904         $155,485          $168,297         $176,239          $192,052
                                    ========         ========          ========         ========          ========


LIABILITIES AND PARTNERS' DEFICIT:
Wraparound Mortgages
 payable less
 unamortized discount(1)            $149,265         $198,662          $196,928         $193,835          $200,025
Other Liabilities                      7,257           10,394             9,740            7,296             6,306
                                    --------         --------          --------         --------          --------
Total Liabilities                   $156,522          209,056           206,668          201,131           206,331
Partners' Deficit                    (21,618)         (53,571)          (38,371)        (24,892)           (14,279)
                                    --------         ---------         ---------        --------          ---------

TOTAL LIABILITIES AND
 PARTNERS' DEFICIT                  $134,904         $155,485          $168,297         $176,239          $192,052
                                    ========         ========          ========         ========          ========


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

         B.  THIRD PARTY DEBT SERVICE

         As of December 31, 1998, the Third Party Underlying Obligations were current for all the Properties except for the properties located in Borger, Texas, Cahokia, Illinois, and Federal Way, Washington. The mortgage loans on the Borger and Federal Way properties matured in 1998. The MLP is negotiating with lenders for extensions or refinancings.

         At December 31, 1998, the mortgage loan on the Cahokia property was delinquent. During 1998 the lender declared a default and instituted a foreclosure action on the Cahokia property. See "Item 3. Legal Proceedings."

         As of December 31, 1998, the net book value and net Wrap Mortgage balance for these Properties were as follows:

Property                  Net Book Value                   Net Wrap Mortgage Balance
--------                  --------------                   -------------------------
Borger                      $  668,000                            $  647,000
Cahokia                      3,396,000                              4,240,000
Federal Way                    860,000                              2,586,000

         C.  WORKING CAPITAL

         As of December 31, 1998, the MLP has working capital of approximately $798,000 excluding amounts due to the Managing General Partner and the advances to the Pension Groups of $573,000 and $101,000, respectively. The MLP's operating budget for 1999 projects a cash deficit of approximately $132,000. Consequently, the MLP does not have sufficient reserves to satisfy balloon loan obligations with respect to the Third Party Underlying Obligations. The Partnership Agreement and the Restructuring Agreement do not permit the Third Party Underlying Obligations to be refinanced in order to provide working capital to create a working capital reserve. The Managing General Partner may, in its discretion, create a reserve in light of anticipated costs or other economic contingencies.

         To date, the MLP has replenished its working capital reserves through the sale of Properties. This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage. They have agreed in certain instances to release their liens and provide proceeds from the sale to the MLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties. Although the Second Mortgage and Wrap Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard is expected. As of December 31, 1998, the Managing General Partner has advanced approximately $573,000 to the MLP. The General Partners do not have the financial wherewithal to continue to advance funds to the MLP and the Managing General Partner may in fact require the repayment of the advances for its own operational needs. As a result, it may be necessary for the MLP to sell Properties.

         D.  LOAN OBLIGATIONS

         As of December 31, 1998 the Third Party Underlying Obligations for the Borger, Texas and Federal Way, Washington properties have matured and had balloon payments due. The Third Party Underlying Obligations that have matured relating to these properties are as follows: Borger - $226,000 and Federal Way - $218,000.

         The MLP has made refinancing proposals to the existing lenders holding the related Third Party Underlying Obligations and is currently engaged in negotiations with these lenders. If the MLP is not able to obtain refinancing commitments and loan extensions from the existing lenders or refinancing from alternative lenders, the Properties could be lost to foreclosure.

         With respect to the year ending December 31, 1999, Third Party Underlying Obligations for the Crescent City ($439,000), Fairfield ($35,000), Huron ($46,000), Marquette ($180,000), Wahpeton ($45,000) and Washington ($33,000) properties are scheduled to mature.

         Although all the Third Party Underlying Obligations on which balloons have become due to date have been refinanced there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. See "Item 2.
Properties."

         E.  CAPITAL REQUIREMENTS

         The average age of the Properties owned by the MLP is in excess of 20 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 1998, the MLP was obligated for approximately $238,000 of capital commitments which were primarily for tenant fit-outs and asphalt repair. The 1999 operating budget for the Properties provides for approximately $516,000 in capital repair reserves.

         During 1998, the MLP completed new construction and other renovations to the East Haven property in order to refit the premises for various new tenants. The cost of these improvements was approximately $841,000.

         During 1998, $13,730,000 of Third Party Underlying Obligations were refinanced with $19,770,000 of new debt (the "New Debt") secured by mortgages or deeds of trust on ten of its Properties (the "Refinanced Properties") with Credit Suisse First Boston Mortgage Capital, LLC (the "Lender"). This transaction is referred to below as the "CSFB Refinancing." As a result of the CSFB Refinancing, the maturities of the prior debt on the Refinanced Properties were extended from various maturity dates to July 11, 2028. Payments on the New Debt are calculated on a thirty year amortization schedule; however, if the New Debt is not paid in full by July 11, 2008, the interest rate will increase for the remainder of the term. The annual debt requirements on the Refinanced Properties for the MLP will remain unchanged. After satisfying the prior debt on the Refinanced Properties, the proceeds of the CSFB Refinancing were used to pay off the Third Party Underlying Obligations on two additional Properties owned by the MLP and the balance of $6,040,000 was loaned by MLPG to the MLP to establish approximately $3,729,000 in Capital Improvement Reserves for the Refinanced Properties and for the other Properties owned by the MLP, to pay off the Capital Improvements Line, for closing and legal expenses of the CSFB Refinancing, and to fund escrows for insurance and taxes.

         During 1998, the MLP had an outstanding line of credit with E&H Properties, Inc., an affiliate of NPA, ("E&H") under which E&H would advance up to $1 million to the MLP for purposes of making Capital Improvements (the "MLP Line of Credit"). Pursuant to the MLP Line of Credit, the obligation of E&H to make advances to the MLP is at all times in the sole and absolute discretion of E&H. At December 31, 1998, there were $445,000 of advances under the MLP Line of Credit.

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

         At December 31, 1998, the E & H Line of Credit permitted E & H to borrow up to $750,000 which it can loan to the MLP and can use for E & H's general working capital.

         Pursuant to the promissory note executed with respect to the E & H Line of Credit (the "Jefferson Note"), the amounts advanced pursuant to the Jefferson Note bear interest at a rate equal to .25% per annum in excess of the "Base Rate" of Jefferson Bank (the "E & H Borrowing Rate"). The current E & H Borrowing Rate is 10.25%. The principal amount evidenced by the Jefferson Note was scheduled to mature on November 30, 1998. E & H is in negotiations to extend and modify the E & H Line of Credit. Jefferson Bank has agreed to extend the expiration date under the E & H Line of Credit until such time as the extension has been finalized.

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

         At December 31, 1998, $445,000 has been advanced under the MLP Line of Credit and $445,000 has been borrowed under the E&H Line of Credit.

         In 1996, the MLP obtained a $1,000,000 line of credit from Firstrust Bank (the "Capital Improvements Line"). The maximum amount outstanding under the Capital Improvements Line was $593,000. During 1998, the Capital Improvements Line was paid in full and expired under its terms.

         F.  TENANT IMPROVEMENTS

         The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 1998, approximately $11,000 was provided to tenants in rental abatements.


                  II.  RESULTS OF OPERATIONS

         A.  PROPERTY DISPOSITIONS DURING FISCAL 1998

         During 1998, the Temple Terrace, Florida, Trenton, New Jersey and Wichita, Kansas properties were sold; the East Meadow, New York and East Greenbush, New York properties were transferred to the holders of the Third Party Underlying Obligation in accordance with the terms of the plans of reorganization of East Meadow Associates and Ocala Realty Associates, respectively; and the La Mesa, California and Las Vegas, Nevada properties were transferred to the holder of the options in accordance with the 1995 sales contracts. Proceeds, if any, were used to pay off the Third Party Underlying Obligations and pay down the Wrap Mortgages. In addition, any remaining balances due on the Third Party Underlying Obligations and Wrap Mortgages were either assumed or forgiven by the holder of the respective mortgages. The disposition of these properties may result in tax liability to those who had been Limited Partners in the Partnerships which owned the property. See "Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters - Certain Income Tax Consequences - Recognition of Gain."

         B.  FORGIVENESS OF WRAP MORTGAGES DURING FISCAL 1998

         During 1998, MLPG agreed to the forgiveness of $98,239,000 of Wrap Mortgages with related discounts of $59,677,000, of which $13,908,000 of Wrap Mortgages with related discounts of $4,441,000 were written off with the dispositions of the East Meadow and Las Vegas properties during the 1st half of 1998. In addition, MLPG agreed to the forgiveness of $1,954,000 which was due to MLPG for past due payments. The aggregate of $31,049,000 is included in "Forgiveness of wraparound mortgages payable on disposition of properties."

         Through December 31, 1997, MLPG had forgiven the Wrap Mortgages remaining after the disposition of Properties which were owned by Audited Partnerships. In 1998 MLPG agreed to forgive certain Wrap Mortgages remaining after the disposition of Properties which were owned by Unaudited Partnerships. For the year ended December 31, 1998, Wrap Mortgages of approximately $36,523,000 with related discounts of $16,389,000 were forgiven in connection with various Property dispositions. The aggregate of $20,134,000 is in "Forgiveness of wraparound mortgages payable on disposition of properties." The forgiveness of these Wrap Mortgages may result in tax liabilities to those who had been Limited Partners in the Partnerships which had the Wrap Mortgages forgiven. See "Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters - Certain Income
Tax Consequences - Recognition of Gain."

         As noted above, during 1998, MLPG forgave the remainder of the $98,239,000 of wraparound mortgage obligations with related discounts of $59,677,000 on 14 properties previously owned by the MLP as it was unlikely that these obligations would ultimately be repaid. After consultation with the MLP's outside tax counsel and independent public accountants, the MLP structured the transaction to minimize the tax effect of such a write-off to the limited partners as a whole. As a result of this debt forgiveness, certain limited partners of the MLP (those who were originally limited partners in the limited partnerships which owned these 14 properties) (the "Affected Limited Partners") will recognize taxable income in 1998, allocated among the Affected Limited Partners in varying amounts in proportion to their interests in the original partnerships. Affected Limited Partners may apply any suspended passive losses they may have from prior years against their allocable share of such income.

Affiliates of the Managing General Partner ("Affiliates") had acquired in 1995 an option to purchase certain of the Wrap Mortgages from MLPG. In anticipation of this acquisition and in order to prevent potential adverse tax consequences described below, Affiliates had to divest themselves of their interests in the MLP. Therefore, on August 1, 1998, Affiliates assigned their entire economic interest as limited partners to the MLP in exchange for the MLP's interest in Mountain View Mall Associates ("Mountain View"). Affiliates have agreed to hold one of Mountain View's two properties (the "Ardmore Property") in trust for the MLP, with all benefits of ownership of the Ardmore Property accruing to the MLP. Affiliates will also remit a portion of sales proceeds in excess of related debt, if any, of Mountain View's other property (the "Trenton Property") to the MLP. The debt on the Trenton Property greatly exceeds the anticipated sales price for this property. Because Affiliates assigned their interests to the MLP before MLPG effectively forgave the Wrap Mortgages as described above, the Affected Limited Partners will have an additional tax liability which is not expected to be significant. Such liability may be offset by any suspended passive losses available to such partner.

During 1998, Affiliates exercised their option to purchase certain Wrap Mortgages from MLPG. These obligations remain outstanding, with no economic change to the MLP. If the Affiliates had remained as either general or limited partners of the MLP, the partners might have been required to recognize substantial current income (without corresponding cash distributions) and further, the MLP's ability to deduct future losses, if any, could have been called into question. This could have effectively eliminated the tax basis of all partners in the MLP. To prevent this result, Affiliates assigned their interests in the MLP as described above.

The net effect of this series of transactions for the MLP was to reduce the MLP's Wrap Mortgages by $120,854,000 with related discounts of $71,625,000, to reduce the number of outstanding Units of the MLP by the 2,248 Units formerly owned by Affiliates (2.25% of the outstanding Units ) and, as to the Affected Limited Partners, to recognize certain amounts of ordinary income for tax purposes.


         C.  FULL FISCAL YEARS

         Over the five year period ended December 31, 1998, the MLP disposed of 16 Properties. The number of Properties owned and disposed of by year are as follows:

                                            1998          1997         1996         1995         1994
                                            ----          ----         ----         ----         ----
Beginning of year                            56            57           60           62           65
Properties disposed                           7             1            3            2            3
                                             --            --           --           --           --
End of year                                  49            56           57           60           62
                                             ==            ==           ==           ==           ==


         The disposition of Properties resulted in "Net (loss) gain on disposition of properties" and "Forgiveness of wraparound mortgages payable on disposition of properties" as reflected in the financial statements.

         The following table reflects the operating results for the MLP for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, excluding the operating results for 16 Properties that were disposed during the five year period. The table is presented in order to facilitate an understanding of the operating results and trends of the MLP.

                              1998             1997              1996              1995             1994
                              ----             ----              ----              ----             ----
INCOME:

Rental Income                $19,491          $18,713           $18,673          $18,237           $18,403
Other Charges
 to tenant                     5,823            5,839             5,486            8,740             6,595
Interest income                  200              128               115              294               437
Other income                      62               97              -                -                 -
                             -------          -------          --------         --------          --------
TOTAL INCOME                  25,576           24,777            24,274           27,271            25,435
                             -------          -------          --------         --------          --------


OPERATING EXPENSES:

Interest expense              12,201           15,221            15,172           15,120            15,202
Other operating
 expenses                      9,825            9,999             9,760            9,633             9,261
Depreciation and
 amortization                  7,513            7,466             7,280            7,160             7,097
                             -------          -------           -------          -------           -------
TOTAL OPERATING
 EXPENSES                     29,539           32,686            32,212           31,913            31,560
                             -------          -------           -------          -------           -------
OPERATING LOSS               $(3,963)         $(7,909)          $(7,938)         $(4,642)          $(6,125)
                             =======          =======           =======          =======           =======


         The fluctuations in "Rental Income" between years has been modest and did not exceed 4.2% for any of the years presented. This is consistent with the Property portfolio which has a significant portion of space rented to Anchor Tenants under long term leases. In 1997 and 1998, there was a $294,000 decrease and a $257,000 increase in percentage rental income, respectively.

         In 1995, the MLP received approximately $2,400,000 in proceeds from tenant lease terminations. In 1996, real estate tax recoveries decreased by approximately $700,000 and there were no substantial proceeds from tenant lease terminations.

         During the five year period, certain advances were made by the MLP to MLPG. Interest income is earned on these advances and on available funds which are invested. The changes in interest income from 1994 through 1996 were due to a decrease during this period in advances to MLPG.

         The Properties are financed by long term fixed rate debt and consequently there was virtually no fluctuation in interest expense from 1994 through 1997. During 1998, $84,331,000 of Wrap Mortgages were forgiven on properties previously owned by Unaudited Partnerships resulting in a substantial decrease in interest expense between 1997 and 1998.

         The increases in depreciation and amortization between 1994 and 1998 are due to capital improvements.


                  III.  YEAR 2000

         The MLP relies on the computer system of the Property Manager for its management information systems. The Property Manager is in the process of converting its computer hardware and software with respect to the year 2000 millennium change. The replacement of this system is planned to be completed and tested during the first half of 1999. This included the purchase of new hardware equipment and a software package in 1998. The total cost of the hardware and software was borne by the Property Manager. The Property Manager does not anticipate any other material incremental costs relating to this replacement as the Property Manager has and will continue to use current employees to install and test the equipment and software.

         The MLP's reliance on information systems is not significant. In the worse case scenario, the MLP could continue to operate using non-automated processes due to the limited number of properties its owns (49 properties at December 31, 1998).

                  IV.   INDEBTEDNESS SECURED BY THE PROPERTIES

         The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 1998, the aggregate indebtedness of the MLP pursuant to the Wrap Mortgages was approximately $319 million, of which approximately $101 million constituted indebtedness under the Third Party Underlying Obligations and $83 million constituted indebtedness under the Second Mortgages. See "Item 5. IV. Certain Income Tax Considerations - A. Recognition of Gain." As of December 31, 1998, the aggregate historical cost of the Properties securing the indebtedness of the MLP mortgages was approximately $240 million.

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

         B.  THE SECOND MORTGAGES AND NOTES

           Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The approximate outstanding principal balance of the Second Mortgages as of December 31, 1998 was approximately $83 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

         C.  THE RESTRUCTURED WRAP MORTGAGES

         The Wrap Mortgages represent an obligation of the MLP and a lien against the Properties in favor of the Pension Groups. The lien is subordinate to the Third Party Underlying Obligations and the Second Mortgages.

         The Restructuring Agreement amended and restructured each Wrap Note to provide that each Wrap Note would consist of the obligation to pay two principal balances, an interest-bearing principal balance equal to the original principal indebtedness when the Wrap Note was first executed and delivered by the Partnership less amounts of principal, if any, paid prior to January 1, 1990, and an non-interest bearing principal balance equal to the amount of interest accrued and unpaid under the Wrap Note prior to January 1, 1990. The Restructuring Agreement adjusted the interest rate on the Wrap Notes in such a way that the interest bearing principal balance earns interest at a rate elected by the Managing General Partner to assure that there will be adequate interest paid over the life of the Wrap Note to comply with applicable Internal Revenue Code requirements in order to prevent the imputation of interest. The interest rates on the restructured Wrap Mortgages (the "Restructured Wrap Mortgages") range from 0% of the principal balance of some Wrap Mortgages to 10%. The Wrap Notes mature on December 31, 2013.

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

         The Restructuring Agreement permits the holders of the Wrap Mortgages to refinance or negotiate modifications to the Third Party Underlying Obligations, so long as the aggregate amount of all Third Party Underlying Obligations is not increased. The fees and expenses associated with any such refinancing or modification are required to be borne by the holders of the Wrap Mortgages.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         EBL&S, Inc., a Delaware corporation incorporated in December, 1989, and an affiliate of NPA, is the Managing General Partner of the MLP. Feldman International, Inc., a Delaware corporation incorporated in September 1998 is the Equity General Partner of the MLP. The Managing General Partner is owned 100% by E&H Properties, Inc., a Pennsylvania corporation incorporated in July, 1979, which is owned 100% by Edward B. Lipkin. The Equity General Partner is owned 100% by Robert McKinney.

         The directors and executive officers of the General Partners are as follows:

         Edward B. Lipkin, age 53, serves as Director of the Managing General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

         Robert McKinney, age 43, serves as Director of the Equity General Partner. Mr. McKinney received a Masters of Science and Masters of Business Administration from Villanova University and Temple University, respectively.

ITEM 11.  EXECUTIVE COMPENSATION

         Neither the General Partners nor the officers of the General Partners receive compensation from the MLP. Certain administrative services related to tax and accounting service and to investor note collections were performed by the Managing General Partner on behalf of the MLP as provided in the Partnership Agreement. The amount payable to the Managing General Partner for such services aggregated $58,000, $58,000 and $53,000 for the years ended December 31, 1998, 1997 and 1996, respectively. See "Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

TITLE OF CLASS               NAME & ADDRESS OF                AMOUNT AND                         % OF CLASS
                             BENEFICIAL OWNER                 NATURE OF
                                                              BENEFICIAL OWNERSHIP (2)
Units of Limited             Robert McKinney                  1,000 Units                        1.0%
Partnership Interest         230 S. Broad Street
                             Philadelphia, PA 19102


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  I. COMPENSATION AND FEES

         The amounts and kinds of compensation and fees to be paid to the General Partners and its affiliates during the operation of the MLP are summarized below.

PERSON RECEIVING                                                                    ESTIMATED AMOUNT
COMPENSATION           TYPE OF COMPENSATION                                         OF COMPENSATION

                                       ORGANIZATIONAL PHASE
Equity General Partner                                                              1% general
                                                                                    partners' interest
                                                                                    in the MLP.

                                       OPERATIONAL PHASE

Equity General Partner              General Partners' share of                      On an annual
                                    Cash Flow from Operations                       basis, 1% of
                                                                                    Cash Flow from
                                                                                    Operations.  Actual
                                                                                    amounts will depend
                                                                                    upon future
                                                                                    operations and are
                                                                                    not now determinable.

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

EBL&S Property                        Leasing Fees                                  For all obtained
Management, Inc.                                                                    or renewed leases, an
                                                                                    amount equal to the
                                                                                    fees customarily
                                                                                    charged in the
                                                                                    geographic area of
                                                                                    leased property.
                                                                                    Actual amounts will
                                                                                    depend upon future
                                                                                    operations and are
                                                                                    not now
                                                                                    determinable.

Equity General Partner              General Partners' share                         The Equity General
                                    Of Profit and Losses                            Partner will be
                                                                                    allocated 1% of the
                                                                                    profits and losses
                                                                                    from MLP operations.

Managing General                    Reimbursement of Expenses(1)                    Actual cost of goods
Partner                                                                             and services utilized
                                                                                    for or by the MLP,
                                                                                    including certain
                                                                                    administrative
                                                                                    services performed by
                                                                                    the Managing General
                                                                                    Partner.

                                                 LIQUIDATION PHASE

Equity General Partner              General Partners' share                         The Equity General
                                    of Proceeds of Sales of                         Partner will be
                                    the Properties.                                 allocated 1% of the
                                                                                    Proceeds of Sale of
                                                                                    the Properties.

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


                  II.  PROPERTY MANAGEMENT BY AFFILIATE

         As of January 1, 1990, the MLP entered into a management agreement with EBL&S Property Management, Inc., a Delaware corporation ("Property Manager"), with respect to the management of the Properties ("Management Agreement").
EBL&S Property Management, Inc. is owned 100% by E&H Properties, Inc. which also is the sole shareholder of the MLP's Managing General Partner, EBL&S, Inc. The directors of EBL&S Property Management, Inc. are the same as those of the Managing General Partner.

         Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. An aggregate of approximately $1,196,000 was earned by the Property Manager for management fees, and an aggregate of approximately $63,000 was earned by the Property Manager for leasing fees for the fiscal year 1998.




--------
         (1) All expenses of the MLP are billed directly to and paid by the MLP. The Managing General Partner is reimbursed for the actual cost of goods and materials used for or by the MLP and obtained from entities which are not affiliates of the Managing General Partner. In addition, the Managing General Partner is reimbursed for administrative services performed for the MLP, provided that such services are necessary for the prudent operation of the MLP and further provided that such reimbursement is at the lower of (i) the Managing General Partner's actual cost or (ii) the cost of obtaining comparable administrative services from independent parties in the same geographic location. Reimbursement to the Managing General Partner for services for which it is entitled to compensation by way of a separate fee is not allowed. No reimbursement is made for rent, depreciation, utilities, or capital equipment in the building in which the MLP maintains offices and other overhead costs.

                  III.  CONFLICTS OF INTEREST

         From time to time, there may be conflicts of interest between the Managing General Partner and its affiliates (including the Property Manager) on the one hand and the MLP and its Limited Partners on the other hand. The Managing General Partner will attempt to resolve any conflicts of interest by exercising the good faith required of fiduciaries, and the Managing General Partner believes that it will generally be able to resolve conflicts on an equitable basis. Depending on the relevant facts and circumstances, however, the resolution of any particular conflict may not be in favor of the MLP. A resolution which is unfavorable to the MLP will result only if the Managing General Partner determines in good faith, bearing in mind its fiduciary duties, that it is the most appropriate to deal with the overall situation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         A.  CONFLICT REGARDING SALES AND REFINANCING

         The Managing General Partner is an affiliate of NPA. NPA or its affiliates hold the Second Mortgages aggregating $83 million. This lack of independence gives rise to certain conflicts of interest with respect to the sale or refinancing of the Properties.

         The Managing General Partner oversees sales, leases, financing, operations and management of the Properties and decides which Properties are sold and how to apply the Proceeds of Sales of the Properties. Because NPA or its affiliates hold the Second Mortgages on the Properties which will be repaid from the Proceeds of Sales of the Properties and the Managing General Partner is an affiliate of NPA, the Managing General Partner may not be solely interested in ensuring that sales of Properties generate sufficient proceeds to enable the Limited Partners to receive distributions with respect thereto. However, pursuant to the Restructuring Agreement, a portion of all proceeds derived from sale of the Properties in excess of the Threshold Amount will be applied in payment of the Wrap Mortgages. Accordingly, the Managing General Partner (as an affiliate of NPA) will have a financial incentive to cause the MLP to maximize Proceeds of Sales of the Properties. Furthermore, the Managing General Partner is accountable to the MLP and the Limited Partners as a fiduciary and, consequently, must exercise good faith and integrity in handling the affairs of the MLP and must take its Limited Partners' interests in account in making decisions regarding sales and refinancing.

         B.  OTHER ACTIVITIES OF THE AFFILIATES OF THE GENERAL PARTNERS

          There is no limitation on the right of the affiliates of the General Partners to engage in any business even if the business is competitive with the business of the MLP. For instance, if an affiliate of the General Partners owns or manages a property which competes for tenants with a Property owned by the MLP, the economic interest of the equity owners of the General Partners in that affiliate may create a conflict between the General Partners or the Property Manager on the one hand and the MLP on the other with respect to allocating prospective tenants between competitive properties. The Managing General Partner and its affiliates presently own properties that are competitive with the Properties and affiliates of the Managing General Partner may act as manager of such properties.

         C. COMPETITION BY THE MLP WITH AFFILIATES OF THE MANAGING GENERAL PARTNER FOR SERVICES OF OFFICERS AND EMPLOYEES

         The MLP depends on the Managing General Partner to operate the MLP. The Managing General Partner believes it will have sufficient staff personnel and resources to perform all of its duties with respect to managing the MLP. However, because the staff personnel and resources are shared with affiliates, the Managing General Partner and certain of its affiliates have conflicts of interest in the allocation of management and staff time, services and functions among the MLP and other entities in existence or which may be organized.


                  IV.  SUMMARY OF RELATIONSHIPS

         E&H Properties, Inc. owns 100% of the equity interest in EBL&S, Inc. (the Managing General Partner) and EBL&S Property Management, Inc. (the Property Manager). EBL&S, Inc. is owned 100% by Edward B. Lipkin. Feldman International, Inc. is owned 100% by Robert McKinney. The General Partners and the Property Manager both have ongoing relationships with the MLP. E&H Properties, Inc. and the affiliates which it controls are the holders of the Second Mortgages.

                  V.   RELATED PARTY TRANSACTIONS

         During 1996, the El Paso, Texas property was sold to a limited partnership owned by directors and executives of the Managing General Partner. The sales price of the property was determined to be at fair market value by an independent appraiser. In connection with the transaction, a promissory note was issued to the MLP in the approximate amount of $436,000. The note is interest only, bears interest at 10% and matures on November 1, 2008.

         During 1998, the Third Party Underlying Obligation on the North Augusta, South Carolina property was acquired by E & H Properties for its balance as of the date of acquisition. The mortgage was extended and modified to fully amortize on October 1, 1999.

         NPA and its principals owned 4,362 of the 100,000 units of the MLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interest in the MLP in exchange for the transfer of the Trenton property and related wraparound mortgage obligations to these three partners. As a result, NPA and its principals did not own any of the 97,752 units of as of December 31, 1998. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - II. Results of Operations - B. Forgiveness of Wrap Mortgages During Fiscal 1998."


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                  I.  DOCUMENTS FILED AS PART OF THIS REPORT

         A.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report..............................          F-1

         Combined Financial Statements:

           Combined Balance Sheets at December 31, 1998 and 1997...          F-2

           Combined Statements of Operations and Changes
           in Partners' Deficit for the years ended
           December 31, 1998, 1997 and 1996........................          F-3

           Combined Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996........................          F-4

         Notes to Combined Financial Statements....................          F-5

         Attachments

           1  Properties Effectively Owned by the MLP at
              December 31, 1998....................................          F-15

           2 Schedules II and III to the Combined Financial
              Statements...........................................          F-16

         B.  EXHIBITS

                  Exhibit No.                                     Description
                  -----------                                     -----------
                    *2.1                                          Consolidation Agreement by and
                                                                  among the National Property
                                                                  Analysts MasterLimited
                                                                  Partnership (the "MLP"); EBL&S,
                                                                  Inc. ("EBL&S") and Buster,
                                                                  Inc.("Buster").

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

                    *3.1                                          Initial Limited Partnership
                                                                  Agreement of the MLP.

                    *3.2                                          Amended and Restated Limited
                                                                  Partnership Agreement of the
                                                                  MLP.

                    *3.3                                          Certificate of Limited
                                                                  Partnership of the MLP.

                   *10.1                                          Restructuring and Mortgage
                                                                  Modification Agreement by and
                                                                  among Main Line Pension Group,
                                                                  L.P. ("MLPG"), the MLP and
                                                                  National Property Analysts, Inc.

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

                   *10.4                                          Proof of Claim and Release and
                                                                  Vote on Consolidation.

                  **10.5                                          Loan and Security Agreement
                                                                  between E&H Properties, Inc. and
                                                                  Jefferson Bank.

                  **10.6                                          Line of Credit Promissory
                                                                  Note.


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

NATIONAL PROPERTY ANALYSTS MASTER
LIMITED PARTNERSHIP
(Registrant)

By:  EBL&S, Inc., its managing general partner



     By: /s/ Edward B. Lipkin
         -------------------------
            Edward B. Lipkin
            Director

Date:    March 26, 1999
         -------------------------


By: Feldman International, Inc., its equity general partner



     By: /s/ Robert McKinney
         -------------------------
            Robert McKinney
            Director


Date:    March 26, 1999
         -------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Capacity                                                   Date
---------                           --------                                                   ----
/s/Edward B. Lipkin                 Director of EBL&S, Inc.
------------------                  Principal Executive Officer,
Edward B. Lipkin                    Principal Accounting Officer and
                                    Principal Financial Officer                                March 26, 1999
                                                                                               --------------



/s/Robert McKinney                  Director of Feldman International, Inc.                    March 26, 1999
------------------                                                                             --------------
Robert McKinney

                          INDEPENDENT AUDITORS' REPORT


General Partners
National Property Analysts
    Master Limited Partnership:


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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of NPAMLP as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/ KPMG  LLP


March 23, 1999

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             Combined Balance Sheets

                           December 31, 1998 and 1997
                                 (in thousands)

                              ASSETS                                1998              1997
                                                                    ----              ----
Rental property, at cost:
    Land                                                         $  16,292            17,970
    Buildings                                                      224,029           255,764
                                                                 ---------         ---------

                                                                   240,321           273,734
    Less:  accumulated depreciation                                113,228           122,448
                                                                 ---------         ---------

            Rental property, net                                   127,093           151,286

Cash and cash equivalents                                            2,190             1,068
Restricted cash                                                      3,459             1,412
Tenant accounts receivable, net of allowance of
     $30 for both 1998 and 1997                                        179                53
Unbilled rent receivable                                               850               882
Tenant leasing costs                                                    76               117
Accounts receivable and other assets                                 1,057               667
                                                                 ---------         ---------

Total assets                                                     $ 134,904           155,485
                                                                 =========         =========

                        LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable                                     $ 318,555           446,712
Less:  unamortized discount based on imputed
    interest rate of 12%                                           169,290           248,050
                                                                 ---------         ---------

            Wraparound mortgages payable less
               unamortized discount                                149,265           198,662

Due to Pension Groups                                                   --             1,954
Other borrowings                                                       445               593
Deferred revenue                                                       331               396
Accounts payable and other liabilities                               1,780             2,361
Finance lease obligation                                             2,650             2,650
Deposit on sale of property                                          2,051             2,440
                                                                 ---------         ---------

            Total liabilities                                      156,522           209,056

Partners' deficit                                                  (21,618)          (53,571)
                                                                 ---------         ---------

Total liabilities and partners' deficit                          $ 134,904           155,485
                                                                 =========         =========

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

       Combined Statements of Operations and Changes in Partners' Deficit

                  Years ended December 31, 1998, 1997 and 1996
                      (in thousands, except per unit data)

                                                          1998              1997             1996
                                                          ----              ----             ----
Income:
    Rental income                                       $ 21,782           22,876           23,984
    Other charges to tenants                               6,682            6,884            6,819
    Interest income                                          200              136              129
    Other income                                              62               97               --
                                                        --------         --------         --------

            Total income                                  28,726           29,993           30,932
                                                        --------         --------         --------

Operating expenses:
    Interest expense                                      18,035           23,038           23,054
    Real estate taxes                                      4,934            6,468            6,457
    Management fees                                        1,216            1,292            1,413
    Common area maintenance expenses                       1,922            2,389            2,568
    Ground rent                                              528              627              603
    Repairs and maintenance                                  407              583              535
    General and administrative                               879              438              789
    Depreciation and amortization                          8,141            8,865            8,839
                                                        --------         --------         --------

            Total operating expenses                      36,062           43,700           44,258
                                                        --------         --------         --------

            Operating loss                                (7,336)         (13,707)         (13,326)

Other (expense) income:
    Net (loss) gain on disposition of properties         (11,894)            (866)             454
    Write-down of rental property                             --           (1,000)          (1,100)
                                                        --------         --------         --------

            Loss before extraordinary gain               (19,230)         (15,573)         (13,972)

Extraordinary gain:
    Forgiveness of wraparound mortgages
       payable on disposition of properties               51,183              373              493
                                                        --------         --------         --------

            Net income (loss)                             31,953          (15,200)         (13,479)

Partners' deficit:
    Beginning of year                                    (53,571)         (38,371)         (24,892)
                                                        --------         --------         --------

    End of year                                         $(21,618)         (53,571)         (38,371)
                                                        ========         ========         ========

Net income (loss) per unit                              $ 322.55          (152.00)         (134.79)
                                                        ========         ========         ========

Weighted average units outstanding                        99,063          100,000          100,000
                                                        ========         ========         ========

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                        Combined Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                          1998              1997             1996
                                                                          ----              ----             ----
Cash flows from operating activities:
    Net income (loss)                                                   $ 31,953          (15,200)         (13,479)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation                                                     7,937            8,604            8,606
          Amortization of discount                                         7,135           11,071            8,326
          Net (gain) loss on disposition of properties
            including forgiveness of wraparound
            mortgages payable                                            (36,946)             493             (947)
          Write-down of rental property                                       --            1,000            1,100
          (Increase) decrease in tenant accounts receivable, net            (126)             800             (171)
          Decrease in unbilled rent receivable                                32              558              274
          Decrease in tenant leasing costs                                    41              206               22
          (Increase) decrease in accounts receivable and
            other assets                                                    (390)             243             (456)
          (Decrease) increase in accounts payable and
            other liabilities                                               (581)            (636)             791
          (Decrease) increase in deferred revenue                            (65)             148              248
                                                                        --------         --------         --------

            Net cash provided by operating activities                      8,990            7,287            4,314
                                                                        --------         --------         --------

Cash flows from financing activities:
       Payments on wraparound mortgages                                   (7,712)          (9,617)          (9,257)
       Repayment of advances to the Pension Groups                            --               --            2,199
       (Decrease) increase in due to Pension Groups                       (1,954)             784            1,170
       (Payments) proceeds from other borrowings                            (148)             358              235
       Proceeds from additional debt                                       2,363              653            4,518
                                                                        --------         --------         --------

            Net cash used in financing activities                         (7,451)          (7,822)          (1,135)
                                                                        --------         --------         --------

Cash flows from investing activities:
       Disposition of properties                                           3,948            1,736            2,944
       Improvements to rental property                                    (1,929)          (1,618)          (5,126)
       Decrease in deposit on sale of property                              (389)              --               --
                                                                        --------         --------         --------

            Net cash provided by (used in) investing activities            1,630              118           (2,182)
                                                                        --------         --------         --------

            Increase (decrease) in cash and cash equivalents               3,169             (417)             997

Cash and cash equivalents:
    Beginning of year                                                      2,480            2,897            1,900
                                                                        --------         --------         --------

    End of year                                                         $  5,649            2,480            2,897
                                                                        ========         ========         ========

Supplemental disclosures of cash flow information:
       Cash paid during the year for interest                           $ 10,596           11,661           14,443
                                                                        ========         ========         ========

Supplemental disclosure of noncash activities:
    Reduction in wraparound mortgages from forgiveness
       of debt, net of related discount                                 $ 51,183              373              493
                                                                        ========         ========         ========

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1998, 1997, and 1996
                             (dollars in thousands)

(1)    FORMATION AND DESCRIPTION OF BUSINESS

       National Property Analysts Master Limited Partnership (NPAMLP), a limited partnership, was formed effective January 1, 1990. NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner, and Feldman International, Inc., the equity general partner (note 8). EBL&S, Inc. assigned its economic interest as general partner to Feldman International, Inc. on September 30, 1998.

       The properties included in NPAMLP consist primarily of shopping centers and free standing, single tenant retail stores with national retailers as prime tenants. The ownership and operations of these properties have been combined in NPAMLP pursuant to a consolidation (the Consolidation) of properties owned by certain limited partnerships (the Electing Partnerships) previously sponsored by National Property Analysts, Inc. and its affiliates (NPA). NPAMLP intends to hold the properties until such time as it is deemed prudent to dispose of them. The precise timing of disposition of the properties is at the discretion of the managing general partner. However, in accordance with the partnership agreement, the partnership will terminate on December 31, 2015. It is anticipated that as a result of the sale of the properties, the limited partners will have to report substantial taxable income without the corresponding receipt of any cash proceeds.

       The properties were originally purchased by the Electing Partnerships from unaffiliated limited partnerships owned by various pension and profit sharing trusts, whose interests were subsequently acquired by Main Line Pension Group (MLPG). Properties were purchased by the Electing Partnerships subject to existing senior mortgages in favor of the sellers or unaffiliated third parties. In connection with the acquisition of the properties, wraparound mortgages were delivered by the Electing Partnerships to MLPG which were subordinate to the third party underlying mortgage obligations and other second mortgages. Neither these third party underlying obligations or the second mortgages represented direct financial obligations of the Electing Partnerships. The Electing Partnerships were required to make payments on the wraparound mortgages to MLPG, which was required to make payments on the underlying obligations.

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

       In connection with the Consolidation, NPAMLP, MLPG and certain affiliates entered into a restructuring agreement to modify the terms of repayment of the wraparound notes. The restructuring agreement provided that all wraparound notes which were originally secured by wraparound mortgages on properties owned by Electing Partnerships which were audited by the Internal Revenue Service (the Audited Partnerships) are cross-collateralized by all other wraparound mortgages on other Audited Partnerships. In addition, all wraparound notes which were originally secured by wraparound mortgages on properties owned by Electing Partnerships which were not audited by the Internal Revenue Service (the Unaudited Partnerships) are cross-collateralized by all other wraparound mortgages on other Unaudited Partnerships.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1998, 1997, and 1996
                             (dollars in thousands)

       Effective October 1, 1998, National Property Analysts Employee Partnership (NPAEP) and Penn Valley Pension Group (PVPG) acquired the interest of MLPG in certain wraparound mortgages. MLPG, NPAEP and PVPG are collectively referred to as the Pension Groups (note 6).

       The wraparound mortgages provide for a sharing of cash from the proceeds of sales of properties. The wraparound mortgages generally provide that the limited partners of NPAMLP receive 40% of the net proceeds, if any, from the sale of properties after repayment of the third party underlying mortgage obligations once the net proceeds, as defined in the restructuring agreement, from the sale of properties exceed a threshold amount of $45,000 (the threshold).

       Through December 31, 1998, NPAMLP sold properties that generated approximately $36,422 in net proceeds which have been applied as a reduction of the threshold amount. NPAMLP has not distributed any sales proceeds to its partners since its organization.

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

       Under the terms of the NPAMLP partnership agreement, the limited partners are entitled to a 99% share of any income or loss and the equity general partner is entitled to a 1% share.

       NPAMLP has working capital as of December 31, 1998, of approximately $798 excluding amounts due to the managing general partner and advances to the Pension Groups of $573 and $101, respectively. NPAMLP may not have sufficient working capital reserves to satisfy mortgage obligations. NPAMLP has $2,190 of unrestricted cash and $555 available under a line of credit agreement at December 31, 1998, to meet its short-term obligations. Through December 31, 1998, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wraparound mortgage have released their liens. In addition, as of December 31, 1998, the managing general partner has advanced approximately $573 to NPAMLP. The managing general partner does not have the financial wherewithal to continue to advance funds to NPAMLP and may in fact require the repayment of the advances for its own operational needs. As a result, it may be necessary for NPAMLP to sell properties. In the event that NPAMLP is not able to obtain refinancing commitments and loan extensions from the existing senior mortgage lenders or refinancing from alternative lenders, the properties could be lost to foreclosure.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    RENTAL PROPERTY

              Rental properties are stated at original cost to the Electing Partnerships. Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years and 15 to 39 years, respectively.

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1998, 1997, and 1996
                             (dollars in thousands)

              In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable assets be reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or the fair value less costs to sell.

              NPAMLP adopted SFAS No. 121 on January 1, 1996. The estimated undiscounted cash flows from the Ardmore, Oklahoma property indicated that a write-down to fair market value was required under SFAS No. 121 in 1996. This write-down from the initial adoption of SFAS No. 121 resulted in a charge to income of $1,100 in 1996 which is included in the combined statements of operations as write-down of rental property. In 1997, the estimated undiscounted cash flows from the Las Vegas, Nevada and East Greenbush, New York properties indicated that a write-down to fair market value of $1,000 was required in 1997, which is included in the combined statements of operations as write-down of rental property. The estimated fair values of these properties were determined by management based on projected cash flows and market trends.

       (b)    RESTRICTED CASH

              Restricted cash consists principally of amounts held in escrow for capital improvements, real estate taxes and insurance expenses and amounts due from various bank trust departments in connection with certain property rents that are assigned to these banks in order to satisfy the debt service on the underlying mortgage obligations. The bank's trust departments periodically remit excess funds to NPAMLP as required under the respective trust agreements. Restricted cash also includes amounts held in reserve for tenant security deposits received.

       (c)    RENTAL INCOME

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

       (d)    DISCOUNT ON WRAPAROUND MORTGAGES

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

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1998, 1997, and 1996
                             (dollars in thousands)

       (e)    INCOME TAXES

              No provision has been made in the combined financial statements for income taxes as any such liability is the liability of the individual partners.

       (f)    CASH AND CASH EQUIVALENTS

              All highly liquid interest-bearing deposits with original maturities of three months or less are considered to be cash equivalents.

       (g)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash, tenant accounts receivable, accounts payable, and other liabilities as reflected in the combined financial statements approximate fair value because of the short-term maturity of these instruments.

              In accordance with SFAS No. 107, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 1998 and 1997.

       (h)    USE OF ESTIMATES

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


(3)    OTHER BORROWINGS

       During 1996, NPAMLP secured a $1,000 revolving line of credit with a bank secured by certain properties. The maximum amount outstanding under the line of credit during the years ended December 31, 1998 and 1997, was $593. During 1998, this line of credit was paid in full and expired under its terms.

       During 1995, NPAMLP negotiated with E&H Properties, Inc. (E&H), a related party (note 8), for E&H to advance up to $1,000 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. The line bears interest based on a variable rate (11.25% at December 31, 1998) and has no expiration date. The amounts advanced to NPAMLP are not directly secured by any collateral; however, the East Haven, Connecticut property (with a net book value of rental property of $4,398 and a wraparound mortgage payable of $7,037 at December 31, 1998) has been pledged to secure a line of credit extended to E&H by a bank which enables E&H to make advances to NPAMLP. As of December 31, 1998, $445 was owed by NPAMLP and E&H under

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1998, 1997, and 1996
                             (dollars in thousands)

       the lines of credit, respectively. As of December 31, 1997, borrowings under the E&H line were $150; however, there were no advances to NPAMLP. The maximum amount outstanding under the lines of credit during the year ended December 31, 1998, was $445 for NPAMLP and E&H, respectively. During 1997, there were no advances to NPAMLP. During 1996, NPAMLP was advanced and repaid $703 under the agreement.


(4)    TENANT LEASES

       At December 31, 1998, NPAMLP effectively owns and operates 49 properties (56 at December 31, 1997), as listed in Attachment 1, that are comprised principally of shopping centers and free standing, single tenant retail stores with approximately 190 tenants under various lease agreements which are treated as operating leases.

       In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance, and renewal options. The leases expire under their original terms at various dates over the next 18 years.

       Future minimum lease rentals to be received under noncancelable leases are approximately:

               1999              $16,365
               2000               14,066
               2001               12,449
               2002               11,227
               2003                9,893
               Thereafter         31,266

       Rental income includes approximately $1,113, $856 and $1,150 related to percentage rents billed for the years ended December 31, 1998, 1997 and 1996, respectively.


(5)    GROUND LEASES

       NPAMLP is obligated under 13 noncancelable ground leases that expire between 2000 and 2078 (see Attachment 1).

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

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1998, 1997, and 1996
                             (dollars in thousands)

       Aggregate proceeds from the five land sales were $2,650 and are recorded as a finance lease obligation. The amounts paid in accordance with the 1991 ground leases are recorded as interest expense. Any gain or loss arising from this transaction will be recognized at the date upon which title to the buildings is conveyed to the buyer.

       Future minimum lease payments under all noncancelable ground leases as of December 31, 1998, are approximately:

               1999              $  677
               2000                 635
               2001                 622
               2002                 622
               2003                 479
               Thereafter         2,649

       Total rental expense for ground leases for the years ended December 31, 1998, 1997 and 1996, was approximately $528, $627 and $603, respectively. In addition, $263, $255 and $255 was recorded as interest expense for the years ended December 31, 1998, 1997 and 1996, respectively.


(6)    WRAPAROUND MORTGAGES

       The properties combined in NPAMLP are subject to nonrecourse wraparound mortgages. The wraparound mortgages are cross-collateralized among the properties owned by NPAMLP as described in note 1. The wraparound mortgages are secured by liens on the properties and are subordinate to the third-party underlying mortgage obligations and the purchase money mortgages (note 8), collectively the senior mortgage obligations. The wraparound mortgages are payable to the Pension Groups and the Pension Groups are liable to the holders of the senior mortgage obligations.

       As stated in note 1, NPAEP and PVPG acquired the interest of MLPG in certain wraparound mortgages. Each of the wraparound mortgages are secured by liens on specific properties and are subordinate to the senior mortgage obligations as stated above.

       During 1998, MLPG agreed to the forgiveness of $98,239 of wraparound mortgage obligations with related discounts of $59,677 which remained after property dispositions in prior years, of which $13,908 of wraparound mortgage obligations with related discounts of $4,441 were written off with the dispositions of the East Meadow and Las Vegas properties during the first half of 1998. In addition, MLPG agreed to the forgiveness of $1,954 that was due to MLPG for past due payments. The aggregate of $31,049 is included in Extraordinary Gain from Forgiveness of wraparound mortgages payable on disposition of properties.

                                      F-10
                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1998, 1997, and 1996
                             (dollars in thousands)

       Through December 31, 1997, MLPG had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by Audited Partnerships. In 1998 MLPG agreed to forgive certain wraparound mortgages remaining after the disposition of properties which were owned by Unaudited Partnerships. For the years ended December 31, 1998, 1997 and 1996, wraparound mortgage obligations of approximately $36,523, $5,180 and $2,027 with related discounts of $16,389, $4,807 and $1,534, respectively, were forgiven in connection with various property dispositions. The aggregate of $20,134, $373 and $493 is included in Extraordinary Gain from Forgiveness of wraparound mortgages payable on disposition of properties for the years ended December 31, 1998, 1997, and 1996, respectively.

       The wraparound mortgages have maturity dates varying from August 2009 to December 2013 and stated interest rates varying from 0% to 10%.

       Certain wraparound mortgages are fully amortizing over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations. Also, the Pension Groups have balloon payments due on the third-party underlying mortgage obligations which aggregate approximately $1,222 during the year ended December 31, 1999. Discussions and negotiations with the lenders for these properties are in process; however, there can be no assurance that loan extensions will be successfully negotiated with these lenders.

       Wraparound mortgage principal payment requirements for the next five years are approximately:

               1999        $6,724
               2000         6,846
               2001         7,038
               2002         7,466
               2003         7,181

(7)    PROPERTY SUBJECT TO SALES CONTRACTS

       During the years ended December 31, 1990 and 1995, NPAMLP sold options for the purchase of two and three rental properties, respectively. The 1990 options provide that title to the land and buildings will be conveyed to the holder of the options without additional consideration on November 14, 2003 and December 11, 2006. The 1995 options provided that title to the land and buildings would be conveyed to the holder of the options without additional consideration on July 13, 1998, October 31, 1998, and June 30, 2003. Aggregate proceeds received from the sale of the options were $2,440 and were recorded as a Deposit on sale of property. Estimated losses arising from these transactions have already been recognized by NPAMLP. Any gain arising from these transactions is recognized at the date upon which title to the land and buildings is conveyed to the buyer. During 1998, the Las Vegas, Nevada and La Mesa, California properties were conveyed to the holder of the option without additional consideration. As a result, $389 was recognized as a net gain on disposition of properties and the deposit on sale of property was reduced to $2,051 as of December 31, 1998.

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1998, 1997, and 1996
                             (dollars in thousands)

 (8)   RELATED-PARTY TRANSACTIONS

       NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner and Feldman International, Inc. (FII), the equity general partner. EBL&S, Inc. assigned its economic interest as general partner to FII, and FII was admitted as the equity general partner on September 30, 1998. EBL&S, Inc. is owned by E&H Properties, Inc.

       NPAMLP entered into a leasing and property management agreement with EBL&S Property Management, Inc. (EBL&S) in 1990. EBL&S is owned by E&H. Under the agreement, EBL&S is to receive a property management fee equal to 5% of the gross annual rentals collected, including tenant reimbursements for common area maintenance charges, real estate taxes and property insurance. EBL&S is also entitled to receive leasing commissions for obtaining or renewing leases.

       In addition, certain administrative services were performed by EBL&S on behalf of NPAMLP as provided for in NPAMLP's Partnership Agreement. Amounts earned by EBL&S for the years ended December 31 were as follows:

                                        1998          1997          1996
                                        ----          ----          ----
       Property management fees        $1,196         1,292         1,413
       Leasing commissions                 63           108           263
       Administrative services             58            58            53
                                       ------        ------        ------

                                       $1,317         1,458         1,729
                                       ======        ======        ======

       Included in accounts payable and other liabilities at December 31, 1998 and 1997, was approximately $573 and $1,337, respectively, that was owed to EBL&S for property management fees, leasing commissions, administrative services and cash advances for debt service.

       During 1996, the El Paso, Texas property was sold to a limited partnership owned by directors and executives of EBL&S, Inc. The sales price of the property was determined to be at fair market value by an independent appraiser. A gain on the sale of the property in the amount of $524 is reflected in the statement of operations. In connection with the transaction a promissory note was issued to NPAMLP in the approximate amount of $436. The note is interest only, bears interest at 10% and matures on November 1, 2008.

       During 1998, the third-party underlying mortgage obligation on the North Augusta, South Carolina property was acquired by E&H for its remaining principal balance as of the date of acquisition. The mortgage was extended and modified to fully amortize on October 1, 1999.

       NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interest in NPAMLP in exchange for the transfer of the Trenton, New Jersey property and related wraparound mortgage obligations to these three partners. As a result, NPA and its principals did not own any of the 97,752 units of NPAMLP as of December 31, 1998.

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1998, 1997, and 1996
                             (dollars in thousands)

       NPA holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $83,156 at December 31, 1998 and 1997.


(9)    COMMITMENTS AND CONTINGENCIES

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

       NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the managing general partner, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP's financial position, results of operations or liquidity.

       During 1998, Cahokia Associates (Cahokia), a wholly owned partnership, filed for protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Cahokia owns and operates the Cahokia, Illinois property. Cahokia has been operating as a Debtor-In-Possession since the filing date. Prior to December 31, 1998, the bankruptcy was dismissed pursuant to a settlement agreement between Cahokia and the holder of the third-party underlying mortgage obligation. The agreement was effective January 1999 and provided for the transfer of the majority of the Cahokia property to the third-party underlying mortgage holder as well as an option to purchase a portion of the property retained by Cahokia. The transfer of the Cahokia property in 1999 and release of the related mortgage obligation is expected to result in a gain in excess of $750 in 1999.

       Certain scheduled payments on third-party underlying mortgage obligations discussed in note 1 have not been made on the Borger, Texas and Federal Way, Washington properties at December 31, 1998. In the event that NPAMLP is not able to obtain refinancing commitments and loan extensions from the existing lenders or refinancing from alternative lenders, the properties could be lost to foreclosure. The carrying value of the wraparound mortgages payable exceeds the related net book value of rental property for Borger, Texas and Federal Way, Washington by approximately $1,705 at December 31, 1998, which could result in a gain to NPAMLP in the event of foreclosure.


(10)   MAJOR TENANTS

       During the years ended December 31, 1998, 1997 and 1996, one tenant accounted for approximately 55%, 50% and 52% of the rental income of NPAMLP, respectively. Six of the stores occupied by this tenant had been vacated as of December 31, 1998, however, the tenant has continued to make rental payments under the terms of its leases at these properties while they attempt to market the space to other users. The tenant remains obligated under the terms of its leases at these six properties for terms ranging from three to seven years.

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1998, 1997, and 1996
                             (dollars in thousands)

 (11)  PARTNERS' DEFICIT

       Following is a summary of the combined changes in partners' deficit for the three years ended December 31, 1998 (in thousands except unit data):


                                                UNITS                               PARTNERS' DEFICIT
                                 -----------------------------------      -------------------------------------
                                 GENERAL      LIMITED                     GENERAL        LIMITED
                                 PARTNERS     PARTNERS       TOTAL        PARTNERS       PARTNERS       TOTAL
                                 --------     --------       -----        --------       --------       -----
         December 31, 1995          1,000       99,000       100,000      $   (249)      (24,643)      (24,892)
         Net loss                      --           --            --          (135)      (13,344)      (13,479)
                                 --------     --------      --------      --------      --------      --------

         December 31, 1996          1,000       99,000       100,000          (384)      (37,987)      (38,371)
         Net loss                      --           --            --          (152)      (15,048)      (15,200)
                                 --------     --------      --------      --------      --------      --------

         December 31, 1997          1,000       99,000       100,000          (536)      (53,035)      (53,571)
         Net income                    --           --            --           320        31,633        31,953
         Redemption of units           --       (2,248)       (2,248)           --            --            --
                                 --------     --------      --------      --------      --------      --------

         December 31, 1998          1,000       96,752        97,752      $   (216)      (21,402)      (21,618)
                                 ========     ========      ========      ========      ========      ========

                                                                    ATTACHMENT 1

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

         Properties Effectively Owned by NPAMLP at December 31, 1998 (1)




                                PROPERTY LOCATION

Ardmore, OK                   Huntsville, AL*                      Ocala, FL
Borger, TX                    Huron, SD                            O'Fallon, MO
Bowling Green, OH             Hutchinson, MN                       Philadelphia, PA*+
Cahokia, IL                   Independence, MO                     San Mateo, CA*
Chesapeake, VA*+              International Falls, MN              Sault Ste. Marie, MI
Clackamas, OR***              Kalamazoo, MI*+                      Seven Hills, OH*+
Cottage Grove, MN             Lake Mary, FL                        Sparks, NV***
Crescent City, CA             Lockport, IL                         Steger, IL
Dunmore, PA*                  Marquette, MI*                       Taylorville, IL
East Haven, CT                Maryville, MO*                       Urbana, IL
Escanaba, MI                  Menominee, MI*                       Wahpeton, ND
Fairborn, OH*+                Minot, ND                            Washington, IA
Fairfield, IA                 New Hope, MN                         Waverly, OH
Federal Way, WA               Newberry, SC                         Wheelersburg, OH
Fond du Lac, WI               North Augusta, SC*                   Yazoo City, MS
Fort Wayne, IN***             North Sarasota, FL
Huntington, WV                Oak Lawn, IL*



  * Properties with ground leases (note 5).
*** Property subject to sales contracts (note 7).
  + Land sales (note 5).

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

                                                                     SCHEDULE II

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                   Combined Valuation and Qualifying Accounts

                        December 31, 1998, 1997 and 1996
                                 (in thousands)

                                            BALANCE        ADDITIONS                                BALANCE
                                           BEGINNING       CHARGED TO                                END OF
                                            OF YEAR        OPERATIONS            DEDUCTIONS           YEAR
                                            -------        ----------            ----------           ----
Allowance for doubtful accounts:

     Year ended December 31, 1996            $  20              --                   --                20

     Year ended December 31, 1997               20              10                   --                30

     Year ended December 31, 1998               30              --                   --                30

                                                                    SCHEDULE III

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                                        COST CAPITALIZED
                                                                                     (WRITTEN OFF) SUBSEQUENT
                                                           INITIAL COST                TO ACQUISITION
                                                                    BUILDINGS AND               BUILDINGS AND
PROPERTY LOCATION                  ENCUMBRANCES        LAND         IMPROVEMENTS      LAND      IMPROVEMENTS        LAND
-----------------                  ------------        ----         ------------      ----      ------------        ----
Ardmore, OK                           $7,120           750             14,989          --          (923)            750
Bowling Green, OH                      4,789           496              5,270          --            13             496
Borger, TX                               647           106              1,143          --           --              106
Cahokia, IL                            4,240           600              5,800          --           154             600
Chesapeake, VA                         3,622           416              4,797          --           --              416
Clackamas, OR                          1,157           124              3,091          --           --              124
Cottage Grove, MN                      6,600           740              5,550         (83)        4,516             657
Crescent City, CA                      1,483           129              2,220          --           --              129
Dunmore, PA                              715           --               1,350          --           --              --
East Haven, CT                         3,633           447              4,883          --         2,117             447
Escanaba, MI                           1,029           159              1,616          --           --              159
Fairborn, OH                           3,414           377              4,961          --            10             377
Fairfield, IA                            246            45                461          --           --               45
Federal Way, WA                        2,586            86              1,894          --           --               86
Fond du Lac, WI                        4,844           760              7,721         (24)           33             736
Fort Wayne, IN                         4,126           575              6,616          --           --              575
Huntington, WV                         2,492           336              3,649          --           443             336
Huntsville, AL                         1,322           --               1,904          --            44             --
Huron, SD                                320            58                598          --           --               58
Hutchinson, MN                         1,935           179              3,304          --           --              179
Independence, MO                       2,871           394              3,550          --           320             394
International Falls, MN                1,764           179              3,071          --           --              179
Kalamazoo, MI                          2,550           250              4,850          --           253             250
Lake Mary, FL                          5,246         1,310              7,422          --           --            1,310
Lockport, IL                           2,136           286              2,572          --           458             286
Marquette, MI                          8,253           --               5,700          --         8,373             --
Maryville, MO                            195           --               1,248          --            44             --
Menominee, MI                          1,832           --               2,722          --           --              --
Minot, ND                              3,187           420              4,625          --            35             420
New Hope, MN                           3,146           357              3,774          --           290             357
Newberry, SC                           1,705           201              2,192          --           --              201
North Augusta, SC                      1,919           100              2,900          --           --              100
North Sarasota, FL                     4,843           459              5,686          --           249             459
O'Fallon, MO                           3,140           343              3,626          --           --              343
Oak Lawn, IL                           5,840           --               9,029          --           178             --
Ocala, FL                              2,427           417              3,301          --           --              417
Philadelphia, PA                       3,587           529              5,859          --           188             529
Steger, IL                             2,316           332              2,488          --            28             332









                                   BUILDINGS AND                ACCUMULATED          DATE OF
PROPERTY LOCATION                  IMPROVEMENTS      TOTAL      DEPRECIATION      ACQUISITION
-----------------                  ------------      -----      ------------      -----------
Ardmore, OK                           14,066        14,816          7,601             09/83
Bowling Green, OH                      5,283         5,779          3,152             02/81
Borger, TX                             1,143         1,249            581             10/83
Cahokia, IL                            5,954         6,554          3,159             10/82
Chesapeake, VA                         4,797         5,213          2,612             09/82
Clackamas, OR                          3,091         3,215          1,580             09/83
Cottage Grove, MN                     10,066        10,723          3,476             11/81
Crescent City, CA                      2,220         2,349          1,147             07/83
Dunmore, PA                            1,350         1,350          1,061             06/75
East Haven, CT                         7,000         7,447          3,049             08/80
Escanaba, MI                           1,616         1,775            875             10/82
Fairborn, OH                           4,971         5,348          2,730             07/82
Fairfield, IA                            461           506            228             03/84
Federal Way, WA                        1,894         1,980          1,121             04/81
Fond du Lac, WI                        7,754         8,490          4,186             10/82
Fort Wayne, IN                         6,616         7,191          3,308             01/84
Huntington, WV                         4,092         4,428          1,797             10/84
Huntsville, AL                         1,948         1,948            951             03/84
Huron, SD                                598           656            296             03/84
Hutchinson, MN                         3,304         3,483          1,716             06/83
Independence, MO                       3,870         4,264          2,168             05/81
International Falls, MN                3,071         3,250          1,587             07/83
Kalamazoo, MI                          5,103         5,353          3,034             09/80
Lake Mary, FL                          7,422         8,732            772             12/94
Lockport, IL                           3,030         3,316          1,472             07/82
Marquette, MI                         14,073        14,073          5,318             05/83
Maryville, MO                          1,292         1,292            642             11/83
Menominee, MI                          2,722         2,722          1,565             10/81
Minot, ND                              4,660         5,080          2,793             12/80
New Hope, MN                           4,064         4,421          2,260             03/81
Newberry, SC                           2,192         2,393          1,041             10/84
North Augusta, SC                      2,900         3,000          1,821             03/80
North Sarasota, FL                     5,935         6,394          3,482             11/80
O'Fallon, MO                           3,626         3,969          2,155             03/81
Oak Lawn, IL                           9,207         9,207          5,261             10/81
Ocala, FL                              3,301         3,718          1,752             02/83
Philadelphia, PA                       6,047         6,576          3,657             08/80
Steger, IL                             2,516         2,848          1,429             11/81

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

      Combined Real Estate and Accumulated Depreciation Schedule, Continued

                        December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                                          COST CAPITALIZED
                                                                                      (WRITTEN OFF) SUBSEQUENT
                                                            INITIAL COST                    TO ACQUISITION
                                                         ----------------------      ---------------------------------
                                                                   BUILDINGS AND                BUILDINGS AND
PROPERTY LOCATION                     ENCUMBRANCES       LAND      IMPROVEMENTS      LAND       IMPROVEMENTS      LAND
-----------------                     ------------       ----      ------------      ----       ------------      ----
San Mateo, CA                           $  2,811          --           6,672          --             --            --
Sault St. Marie, MI                        1,880          375          2,816          --             --            375
Seven Hills, OH                            2,073          371          3,771          --             --            371
Sparks, NV                                11,555        1,648         20,409          --             --          1,648
Taylorville, IL                            2,533          492          3,696          --             118           492
Urbana, IL                                 3,672          633          4,753          --              91           633
Wahpeton, ND                                 306           56            577          --             --             56
Washington, IA                               230           41            431          --             --             41
Waverly, OH                                2,420          471          2,920          --              67           471
Wheelersburg, OH                           1,252          194          2,081          --             202           194
Yazoo City, MS                             2,529          158          1,820          --             350           158
                                        --------       ------        -------        ----          ------        ------
                 Total                  $144,538       16,399        206,378        (107)         17,651        16,292
                                        ========       ======        =======        ====          ======        ======

Cross-collateralized wraparound
    mortgages on properties
    previously disposed                 $  4,727
                                        --------

                                        $149,265
                                        ========







                                       BUILDINGS AND                 ACCUMULATED           DATE OF
PROPERTY LOCATION                      IMPROVEMENTS       TOTAL      DEPRECIATION        ACQUISITION
-----------------                      ------------       -----      ------------        -----------
San Mateo, CA                              6,672          6,672          3,818               11/81
Sault St. Marie, MI                        2,816          3,191          1,518               11/82
Seven Hills, OH                            3,771          4,142          2,043               10/82
Sparks, NV                                20,409         22,057         10,317               11/83
Taylorville, IL                            3,814          4,306          2,026               11/82
Urbana, IL                                 4,844          5,477          2,566               11/82
Wahpeton, ND                                 577            633            285               03/84
Washington, IA                               431            472            213               03/84
Waverly, OH                                2,987          3,458          1,594               10/82
Wheelersburg, OH                           2,283          2,477          1,108               10/83
Yazoo City, MS                             2,170          2,328            905               09/84
                                         -------        -------        -------
                 Total                   224,029        240,321        113,228
                                         =======        =======        =======

Properties consist primarily of shopping centers and free standing, single tenant retail stores.

Depreciation of NPAMLP's investment in building and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:


  Base building............................30 years               Building components........................15-39 years

The aggregate cost for federal income tax purposes was approximately $232,868 at December 31, 1998.

The changes in total real estate assets and accumulated depreciation for the years ended December 31, are as follows:

                                        TOTAL REAL ESTATE ASSETS
                                ----------------------------------------
                                1998              1997              1996
                                ----              ----              ----
Beginning Balance            $ 273,734           277,585           278,698
Improvements                     1,929             1,618             5,126
Acquisitions                        --                41                --
Disposals/write-downs          (35,342)           (5,510)           (6,239)
                             ---------         ---------         ---------

                             $ 240,321           273,734           277,585
                             =========         =========         =========



                                              ACCUMULATED DEPRECIATION
                                      -----------------------------------------
                                      1998               1997              1996
                                      ----               ----              ----
Beginning Balance                  $ 122,448           115,711           109,753
Depreciation - Original                7,150             7,950             8,112
Depreciation - Improvements              787               654               494
Disposals                            (17,157)           (1,867)           (2,648)
                                   ---------         ---------         ---------

                                   $ 113,228           122,448           115,711
                                   =========         =========         =========

The Ardmore, Oklahoma property was written down by $1,100 during 1996 upon NPAMLP's adoption of SFAS No. 121.

The East Greenbush, New York and Las Vegas, Nevada properties were written down by $600 and $400, respectively, during 1997 in accordance with SFAS No. 121.