Form 10-Q
period 1999-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1999-05-13
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 for the quarterly period ended March 31, 1999.

    Transition report pursuant to Section 13 or 15(d) of the Securities
--- Exchange Act of 1934 for the transition period from           to           .
                                                        ---------    ----------

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

                               Yes  X      No
                                   ---        ---

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest                       97,752 units
-------------------------------------              -----------------------------
               (Class)                             (Outstanding at May 13, 1999)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Combined Balance Sheets
     March 31, 1999 and December 31, 1998                                  3

   Combined Statements of Operations and Changes in
   Partners' Deficit
    Three Months ended March 31, 1999 and 1998                             4

   Combined Statements of Cash Flows
    Three Months ended March 31, 1999 and 1998                             5

   Notes to Combined Financial Statements                                  6

  Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                       7


PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K                                             9


SIGNATURES                                                                10

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                             Combined Balance Sheets
                                 (in thousands)

                                                        March 31,    December 31,
                                                          1999           1998
                          Assets                      (Unaudited)
                                                      ---------------------------
Rental property, at cost:
Land                                                   $  15,713      $  16,292
Buildings                                                218,638        224,029
                                                       -------------------------
                                                         234,351        240,321
Less: accumulated depreciation                           111,851        113,228
                                                       -------------------------
Rental property, net                                     122,500        127,093

Cash and cash equivalents                                  2,246          2,190
Restricted cash                                            2,861          3,459
Tenant accounts receivable, net of allowance
of $30 - 1999 and 1998                                       602            179
Unbilled rent receivable                                     567            850
Tenant leasing costs                                          69             76
Accounts receivable and other assets                       1,089          1,057
                                                       -------------------------

Total assets                                           $ 129,934      $ 134,904
                                                       ========================

               Liabilities and Partners' Deficit
Wraparound mortgages payable                           $ 307,070      $ 318,555
Less: unamortized discount based on imputed
interest rate of 12%                                     161,935        169,290
                                                       -------------------------
Wraparound mortgages payable less
unamortized discount                                     145,135        149,265

Other borrowings                                             620            445
Deferred revenue                                           1,351            331
Accounts payable and other liabilities                     1,613          1,780
Finance lease obligation                                   2,650          2,650
Deposit on sale of property                                2,051          2,051
                                                       -------------------------
Total liabilities                                        153,420        156,522

Partners' deficit                                        (23,486)       (21,618)
                                                       -------------------------
Total liabilities and partners' deficit                $ 129,934      $ 134,904
                                                       ========================

     See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

 Combined Statements of Operations and Changes in Partners' Deficit (unaudited)
                      (in thousands, except per unit data)

                                                          Three months ended
                                                               March 31,
                                                       -------------------------
                                                         1999            1998
                                                       -------------------------
Income:
Rental income                                          $  4,585        $  5,775
Other charges to tenants                                  1,274           1,845
Interest income                                              52              33
Other income                                                  0              61
                                                       ------------------------
Total income                                              5,911           7,714
                                                       ------------------------
Operating expenses:
Interest expense                                          4,069           5,532
Real estate taxes                                         1,172           1,323
Management fees                                             299             318
Common area maintenance expenses                            565             609
Ground rent                                                 158             179
Repairs and maintenance                                     153             146
General and administrative                                  131             466
Depreciation and amortization                             1,828           2,102
                                                       ------------------------
Total operating expenses                                  8,375          10,675
                                                       ------------------------
Operating loss                                           (2,464)         (2,961)
Other (expense) income:
Net (loss) gain income on disposition
of properties                                            (1,478)          2,808
                                                       ------------------------
Loss before extraordinary gain                           (3,942)           (153)

Extraordinary gain:
Forgiveness of wraparound mortgages
payable on dispositions of properties                     2,074               0
                                                       ------------------------
Net loss                                                 (1,868)           (153)

Partners' deficit:
Beginning of period                                     (21,618)        (53,571)
                                                       ------------------------
End of period                                          ($23,486)       ($53,724)
                                                       ========================
Net loss per unit                                      ($ 19.11)       ($  1.53)
                                                       ========================

            See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                  Combined Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                            Three months ended
                                                                 March 31,
                                                          ----------------------
                                                            1999          1998
                                                          ----------------------
Cash flows from operating activities:
Net loss                                                  ($1,868)      ($  153)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation                                                1,782         2,052
Amortization of discount                                    1,791         2,134
Net gain on disposition of properties
including forgiveness of wraparound
mortgages payable                                            (596)       (2,808)
Increase in tenant accounts receivable                       (423)         (296)
Decrease (increase) in unbilled rent
receivable                                                    283            (4)
Decrease in tenant leasing costs                                7            12
Increase in accounts receivable
and other assets                                              (32)          (64)
(Decrease) increase in accounts
payable and other liabilities                                (167)          185
Increase in deferred revenue                                1,020           397
                                                          ---------------------
Net cash provided by operating activities                   1,797         1,455
                                                          ---------------------
Cash flows from financing activities:
Payments on wraparound mortgages                           (1,681)       (1,770)
Proceeds from other borrowings                                175             0
Repayment of other borrowings                                   0          (100)
                                                          ---------------------
Net cash used in financing activities                      (1,506)       (1,870)
                                                          ---------------------
Cash flows from investing activities:
Disposition of properties                                    (270)          (79)
Improvements to rental property                              (564)         (246)
                                                          ---------------------
Net cash used in investing activities                        (834)         (325)
                                                          ---------------------
Decrease in cash and cash equivalents                        (543)         (740)

Cash and cash equivalents:
Beginning of period                                         5,650         2,480
                                                          ---------------------
End of period                                             $ 5,107       $ 1,740
                                                          =====================


            See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Financial Statements (Unaudited)

March 31, 1999


Note 1: Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 1998.


Note 2: Formation and Description of Business

National Property Analysts Master Limited Partnership (NPAMLP), a limited partnership, was formed effective January 1, 1990. NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner, and Feldman International, Inc. ("FII"), the equity general partner.

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 49 properties at March 31, 1999 versus 55 at March 31, 1998. In February 1998, the East Meadow, New York property was conveyed to the underlying mortgage lender pursuant to the Plan of Reorganization of East Meadow Associates. In February 1998, a portion of the Temple Terrace, Florida property was sold pursuant to the Plan of Reorganization of Ocala Realty Associates ("Ocala"). In May 1998, the Las Vegas, Nevada and La Mesa, California properties were conveyed to the purchaser pursuant to the 1995 agreements of sale. In July 1998, the East Greenbush, New York property was conveyed to the underlying mortgage lender pursuant to the Plan of Reorganization of Ocala. In August 1998, the Trenton, New Jersey property was transferred to affiliates of the managing general partner in exchange for their entire economic interest as limited partners in NPAMLP. In September 1998, the remainder of the Temple Terrace property was sold pursuant to the Plan of Reorganization of Ocala. In September 1998, the Wichita, Kansas property was sold in accordance with the June 1998 agreement of sale. In January and March 1999, portions of the Cahokia, Illinois property were conveyed to the underlying mortgage lender and sold, respectively, pursuant to the Plan of Reorganization of Cahokia Associates. Income decreased for the three month period ended March 31, 1999 versus March 31, 1998 by $1,803,000. The decrease was primarily due to decreased rental income and other charges to tenants arising from the above property dispositions.

Operating expenses decreased for the three month period ended March 31, 1999 versus March 31, 1998 by $2,300,000. The decrease in operating expenses was primarily due to decreases in interest, real estate tax, general and administrative expenses and depreciation resulting from the forgiveness of wraparound mortgage obligations and property dispositions.

There was a Net loss on disposition of properties for the three month period ended March 31, 1999 of $1,478,000 versus a Net gain on disposition of properties of $2,808,000 in the same period in 1998. The variance was due to the dispositions of the Cahokia property parcels in January and March 1999, which produced a net loss on disposition of properties of $1,440,000 and $38,000, respectively; and the dispositions of the East Meadow property and a portion of the Temple Terrace property in February 1998, which produced a net gain on disposition of properties of $2,747,000 and $61,000, respectively.

Forgiveness of wraparound mortgages payable on dispositions of properties for the three month period ended March 31, 1999 resulted from the dispositions of the Cahokia parcels as described above.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operations for the three month period ended March 31, 1999 was $1,797,000. Net cash used in financing and investing activities was $1,506,000 and $834,000, respectively. As a result of the above, there was a $543,000 decrease in cash for the three months ended March 31, 1999.

During 1995 NPAMLP negotiated with E & H Properties, Inc. (E & H), a related party, for E & H to advance up to $1,000,000 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to this agreement, the obligation of E & H to make advances to NPAMLP is at all times the sole and absolute discretion of E & H. The line bears interest based on a variable rate (11.25% at March 31, 1999) and has no expiration date. The amounts advanced to NPAMLP are not directly secured by any collateral; however, the East Haven property (with a net book value of rental property of $4,447,000 and a wraparound mortgage payable of $6,910,000) has been pledged to secure a line of credit extended to E & H by a bank which enables E & H to make advances to NPAMLP. As of March 31, 1999, $620,000 was owed by NPAMLP and E & H under the lines of credit, respectively.

As of March 31, 1999, the third party underlying mortgages were current for all the properties except the properties located in Borger, Texas and Federal Way, Washington. In October 1998 the loans matured and had balloon payments due. The mortgagees have since declared the loans to be in default. NPAMLP is currently negotiating for alternative financing.

As of March 31, 1999, NPAMLP was obligated for approximately $164,000 of capital commitments which are primarily for asphalt repairs, roof replacement and tenant fit-out costs.

Year 2000

NPAMLP relies on the computer system of EBL&S Property Management, Inc. (the Property Manager) for its management information systems. The Property Manager has updated its computer hardware and software systems to bring its computer system in compliance with the year 2000 millennium change. This included the purchase of new hardware equipment and a software package in 1998. The new system was successfully tested during the first quarter of 1999. The total cost of the hardware and software was borne by the Property Manager. The Property Manager does not anticipate any other material costs relating to this replacement.

                                     PART II


Item 6(B). Reports on Form 8-K

           The registrant was not required to file any current reports on Form 8-K during the three months ended March 31, 1999.

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


                           National Property Analysts Master Limited
                           Partnership
                           -----------------------------------------------------
                           (Registrant)

                           Date: May 13, 1999
                                 -----------------------------------------------

                           By:   EBL&S, Inc., its managing general partner
                                 -----------------------------------------------


                           By:   /s/ Edward B. Lipkin
                                 -----------------------------------------------
                                 Name:  Edward B. Lipkin
                                 Title: Director

                           By: Feldman International, Inc., its equity general partner
                                 -----------------------------------------------

                           By:   /s/ Robert McKinney
                                 -----------------------------------------------
                                 Name:  Robert McKinney
                                 Title: Director