Form 10-Q
period 1999-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1999-08-13
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _____________ to
    ____________.


                                     0-24816
                            (Commission File Number)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                        23-2610414
           --------                                        ----------
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
                                  Yes  X  No
                                      ---    ---

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest                      97,752 units
-------------------------------------           --------------------------------
              (Class)                           (Outstanding at August 12, 1999)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX
                                      -----

                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION
------------------------------

  Item 1.  Financial Statements

   Combined Balance Sheets
     June 30, 1999 and December 31, 1998                                                     3

   Combined Statements of Operations and Changes in
     Partners' Deficit
     Three and Six Months ended June 30, 1999 and 1998                                       4

   Combined Statements of Cash Flows
     Six Months ended June 30, 1999 and 1998                                                 5

   Notes to Combined Financial Statements                                                    6

  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                             7


PART II.  OTHER INFORMATION
---------------------------

  Item 6.  Reports on Form 8-K                                                              10


SIGNATURES                                                                                  11
----------

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       JUNE 30,        DECEMBER 31,
                                                         1999               1998
                                                      (UNAUDITED)
                                                    ---------------------------------
                                       ASSETS
Rental property, at cost:
    Land                                               $ 15,713           $ 16,292
    Buildings                                           218,934            224,029
                                                     -------------------------------
                                                        234,647            240,321
    Less: accumulated depreciation                      113,643            113,228
                                                     -------------------------------
          Rental property, net                          121,004            127,093

Cash and cash equivalents                                 2,743              2,190
Restricted cash                                           2,781              3,459
Tenant accounts receivable, net of allowance
    of $30 - 1999 and 1998                                  318                179
Unbilled rent receivable                                    551                850
Tenant leasing costs                                         66                 76
Accounts receivable and other assets                        992              1,057
                                                     -------------------------------
Total assets                                           $128,455           $134,904
                                                     ===============================

                          LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable                           $305,489           $318,555
Less: unamortized discount based on imputed
    interest rate of 12%                                160,143            169,290
                                                     -------------------------------
        Wraparound mortgages payable less
          unamortized discount                          145,346            149,265

Other borrowings                                            795                445
Deferred revenue                                          1,591                331
Accounts payable and other liabilities                    1,504              1,780
Finance lease obligation                                  2,650              2,650
Deposit on sale of property                               2,051              2,051
                                                     -------------------------------

Total liabilities                                       153,937            156,522

Partners' deficit                                       (25,482)           (21,618)
                                                     -------------------------------
Total liabilities and partners' deficit                $128,455           $134,904
                                                     ===============================

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                   THREE MONTHS                          SIX MONTHS
                                                                      ENDED                                 ENDED
                                                                     JUNE 30,                              JUNE 30,
                                                       ----------------------------------------------------------------------
                                                              1999               1998                1999               1998
                                                       ----------------------------------------------------------------------
Income:
    Rental income                                           $4,774             $5,360              $9,359            $11,135
    Other charges to tenants                                 1,321              1,766               2,595              3,611
    Interest income                                             49                 25                 101                 58
    Other income                                                 0                  0                   0                 61
                                                       ----------------------------------------------------------------------
            Total income                                     6,144              7,151              12,055             14,865
                                                       ----------------------------------------------------------------------

Operating expenses:
    Interest expense                                         3,962              4,710               8,031             10,242
    Real estate taxes                                        1,172              1,323               2,344              2,646
    Management fees                                            283                328                 582                646
    Common area maintenance expenses                           447                495               1,012              1,104
    Ground rent                                                102                118                 260                297
    Repairs and maintenance                                    140                 83                 293                229
    General and administrative                                 196                204                 327                670
    Depreciation and amortization                            1,838              2,063               3,666              4,165
                                                       ----------------------------------------------------------------------
            Total operating expenses                         8,140              9,324              16,515             19,999
                                                       ----------------------------------------------------------------------

            Operating loss                                  (1,996)            (2,173)             (4,460)            (5,134)

Other (expense) income:
    Net (loss) gain income on disposition
        of properties                                            0               (610)             (1,478)             2,198
                                                       ----------------------------------------------------------------------

            Loss before extraordinary gain                  (1,996)            (2,783)             (5,938)            (2,936)

Extraordinary gain:
    Forgiveness of wraparound mortgages
        payable on dispositions of properties                    0                278               2,074                278
                                                       ----------------------------------------------------------------------

            Net loss                                        (1,996)            (2,505)             (3,864)            (2,658)

Partners' deficit:
    Beginning of period                                    (23,486)           (53,724)            (21,618)           (53,571)
                                                       ----------------------------------------------------------------------

    End of period                                         ($25,482)          ($56,229)           ($25,482)          ($56,229)
                                                       ======================================================================

Net loss per unit                                          ($20.42)           ($25.05)            ($39.53)           ($26.58)
                                                       ======================================================================

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              SIX MONTHS
                                                                                 ENDED
                                                                                JUNE 30,
                                                                     -----------------------------
                                                                         1999               1998
                                                                     -----------------------------
Cash flows from operating activities:
    Net loss                                                           ($3,864)           ($2,658)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
            Depreciation                                                 3,574              4,065
            Amortization of discount                                     3,582              4,476
            Net gain on disposition of properties
                including forgiveness of wraparound
                mortgages payable                                         (596)            (2,476)
            Increase in tenant accounts receivable                        (139)              (347)
            Decrease in unbilled rent receivable                           299                 12
            Decrease in tenant leasing costs                                10                 25
            Decrease (increase) in accounts
                receivable and other assets                                 65                (40)
            (Decrease) increase in accounts
                payable and other liabilities                             (276)               255
            Increase in deferred revenue                                 1,260                694
                                                                     -----------------------------
                Net cash provided by operating activities                3,915              4,006
                                                                     -----------------------------

Cash flows from financing activities:
      Payments on wraparound mortgages                                  (3,263)            (3,537)
      Increase in due to Pension Group                                       0                200
      Proceeds from other borrowings                                       350                  0
      Repayment of other borrowings                                          0               (100)
                                                                     -----------------------------
                Net cash used in financing activities                   (2,913)            (3,437)
                                                                     -----------------------------

Cash flows from investing activities:
      Disposition of properties                                           (270)                46
      Improvements to rental property                                     (858)              (338)
      Decrease in deposit on sale of property                                0               (389)
                                                                     -----------------------------
                Net cash used in investing activities                   (1,128)              (681)
                                                                     -----------------------------

                Decrease in cash and cash equivalents                     (126)              (112)

Cash and cash equivalents:
  Beginning of period                                                    5,650              2,480
                                                                     -----------------------------
  End of period                                                         $5,524             $2,368
                                                                     =============================

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Financial Statements (Unaudited)

June 30, 1999


Note 1: Basis of Presentation
-----------------------------

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


Note 2: Formation and Description of Business
---------------------------------------------

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations
---------------------

NPAMLP owned 49 properties at June 30, 1999 versus 53 at June 30, 1998. In February 1998, the East Meadow, New York property was conveyed to the underlying mortgage lender pursuant to the Plan of Reorganization of East Meadow Associates. In February 1998, a portion of the Temple Terrace, Florida property was sold pursuant to the Plan of Reorganization of Ocala Realty Associates ("Ocala"). In May 1998, the Las Vegas, Nevada and La Mesa, California properties were conveyed to the purchaser pursuant to the 1995 agreements of sale. In July 1998, the East Greenbush, New York property was conveyed to the underlying mortgage lender pursuant to the Plan of Reorganization of Ocala. In August 1998, the Trenton, New Jersey property was transferred to affiliates of the managing general partner in exchange for their entire economic interest as limited partners in NPAMLP. In September 1998, the remainder of the Temple Terrace property was sold pursuant to the Plan of Reorganization of Ocala. In September 1998, the Wichita, Kansas property was sold in accordance with the June 1998 agreement of sale. In January and March 1999, portions of the Cahokia, Illinois property were conveyed to the underlying mortgage lender and sold, respectively, pursuant to the Plan of Reorganization of Cahokia Associates. Income decreased for the three and six month periods ended June 30, 1999 versus June 30, 1998 by $1,007,000 and $2,810,000, respectively The decrease was primarily due to decreased rental income and other charges to tenants arising from the above property dispositions.

Operating expenses decreased for the three and six month periods ended June 30, 1999 versus June 30, 1999 by $1,184,000 and $3,484,000, respectively. The decrease in operating expenses was primarily due to decreases in interest, real estate tax, general and administrative expenses and depreciation resulting from the forgiveness of wraparound mortgage obligations and property dispositions.

There was a net loss on disposition of properties for the six month period ended June 30, 1999 of $1,478,000 versus a net gain on disposition of properties of $2,198,000 in the same period in 1998. The variance was due to the dispositions of the Cahokia property parcels in January and March 1999, which produced a net loss on disposition of properties of $1,440,000 and $38,000, respectively; the dispositions of the Las Vegas and La Mesa properties in May 1998, which produced a net loss on disposition of properties of $30,000 and $433,000, respectively; and the dispositions of the East Meadow property and a portion of the Temple Terrace property in February 1998, which produced a net gain on disposition of properties of $2,600,000 and $61,000, respectively.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition



Results of Operations (continued)
---------------------

There was forgiveness of wraparound mortgages payable on dispositions of properties for the six month period ended June 30, 1999 of $2,074,000 versus $278,000 in the same period in 1998. This resulted from the dispositions of the Cahokia parcels in 1999 and the disposition of the Las Vegas property in 1998 as described above.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operations for the six month period ended June 30, 1999 was $3,915,000. Net cash used in financing and investing activities was $2,913,000 and $1,128,000, respectively. As a result of the above, there was a $126,000 decrease in cash for the six months ended June 30, 1999.

During 1995 NPAMLP negotiated with E & H Properties, Inc. (E & H), a related party, for E & H to advance up to $1,000,000 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to this agreement, the obligation of E & H to make advances to NPAMLP is at all times the sole and absolute discretion of E & H. The line bears interest based on a variable rate (11.25% at June 30, 1999) and has no expiration date. The amounts advanced to NPAMLP are not directly secured by any collateral; however, the East Haven property (with a net book value of rental property of $4,287,000 and a wraparound mortgage payable of $6,782,000) has been pledged to secure a line of credit extended to E & H by a bank which enables E & H to make advances to NPAMLP. As of June 30, 1999, $770,000 was owed by NPAMLP and E & H under the lines of credit, respectively.

As of June 30, 1999, the third party underlying mortgages were current for all the properties except the properties located in Borger, Texas; Federal Way, Washington; Crescent City, California; Fairfield, Iowa; Huron, South Dakota; Wahpeton, North Dakota; and Washington, Iowa. In October 1998, the loans on the Borger and Federal Way properties matured and had balloon payments due. In May 1999, the loan on the Crescent City property matured and had a balloon payment due. The mortgagees have since declared the loans to be in default. NPAMLP is currently negotiating for alternative financing.

On June 30, 1999, the mortgage on the Fairfield, Iowa; Huron, South Dakota; Wahpeton, North Dakota; and Washington, Iowa properties matured and had a balloon payment due. These properties are encumbered by the same mortgage and were leased to the same tenant as of June 30, 1999. The tenant at these properties is seeking to enforce a provision of its lease whereby NPAMLP, as landlord, would be required to convey the four properties at a price defined in the lease. NPAMLP disputes this interpretation of the lease and in July 1999, filed an action for declaratory judgment in

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition



Liquidity and Capital Resources (continued)
-------------------------------

the United States District Court for the Eastern District of Pennsylvania to resolve this matter. If NPAMLP were required to convey these four properties, it would result in a gain on disposition of properties of approximately $220,000.

As of June 30, 1999, NPAMLP was obligated for approximately $206,000 of capital commitments which are primarily for heating and air conditioning units, asphalt repairs and roof replacement.


Year 2000
---------

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

                                     PART II
                                     -------



Item 6(B).  Reports on Form 8-K
            -------------------

            The registrant was not required to file any current reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  National Property Analysts Master Limited
                                  Partnership
                                  ----------------------------------------------
                                  (Registrant)


                                  Date: August 12, 1999
                                  ----------------------------------------------


                                  By:  EBL&S, Inc., its managing general partner
                                       -----------------------------------------


                                  By:  /s/ EDWARD B. LIPKIN
                                       -----------------------------------------
                                       Name:  Edward B. Lipkin
                                       Title: Director


                                  By:  Feldman International, Inc., its equity
                                       general partner
                                       -----------------------------------------


                                  By:  /s/ ROBERT MCKINNEY
                                       -----------------------------------------
                                       Name:  Robert McKinney
                                       Title: Director