Form 10-Q
period 1999-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 1999-11-12
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended September 30, 1999.

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________



                                     0-24816
                            (Commission File Number)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                                          23-2610414
-----------------------------                   --------------------------------
(State of other jurisdiction                   (IRS Employer Identification No.)
incorporated or organization)

                         230 S. Broad Street, Mezzanine
                        Philadelphia, Pennsylvania 19102
                     --------------------------------------
                    (Address of principal executive offices)

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

                                 Yes X     No

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest                     97,752 units
-------------------------------------          --------------------------------
            (Class)                           (Outstanding at November 12, 1999)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX
                                      -----


                                                                             Page No.
                                                                             --------
PART I.  FINANCIAL INFORMATION
------------------------------
  Item 1.  Financial Statements

   Combined Balance Sheets
     September 30, 1999 and December 31, 1998 ..............................   3

   Combined Statements of Operations and Changes in
   Partners' Deficit
    Three and Nine Months ended September 30, 1999 and 1998 ................   4

   Combined Statements of Cash Flows
    Nine Months ended September 30, 1999 and 1998 ..........................   5

   Notes to Combined Financial Statements ..................................   6

  Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition .......................   7


PART II.  OTHER INFORMATION
---------------------------

  Item 6.  Reports on Form 8-K .............................................  11


SIGNATURES .................................................................  12
----------

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    SEPTEMBER 30, DECEMBER 31,
                                                       1999             1998
                      ASSETS                        (UNAUDITED)
                                                    --------------------------
Rental property, at cost:
    Land                                            $  15,713        $  16,292
    Buildings                                         220,185          224,029
                                                    --------------------------
                                                      235,898          240,321
    Less: accumulated depreciation                    115,441          113,228
                                                    --------------------------
            Rental property, net                      120,457          127,093

Cash and cash equivalents                               2,290            2,190
Restricted cash                                         2,894            3,459
Tenant accounts receivable, net of allowance
    of $30 - 1999 and 1998                                329              179
Unbilled rent receivable                                  539              850
Tenant leasing costs                                       69               76
Accounts receivable and other assets                    1,085            1,057
                                                    --------------------------

Total assets                                        $ 127,663        $ 134,904
                                                    ==========================

            LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable                        $ 303,808        $ 318,555
Less: unamortized discount based on imputed
    interest rate of 12%                              158,352          169,290
                                                    --------------------------
            Wraparound mortgages payable less
                unamortized discount                  145,456          149,265

Other borrowings                                          813              445
Deferred revenue                                        1,528              331
Accounts payable and other liabilities                  2,378            1,780
Finance lease obligation                                2,650            2,650
Deposit on sale of property                             2,051            2,051
                                                    --------------------------

Total liabilities                                     154,876          156,522

Partners' deficit                                     (27,213)         (21,618)
                                                    --------------------------

Total liabilities and partners' deficit             $ 127,663        $ 134,904
                                                    ==========================

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                         THREE MONTHS                NINE MONTHS
                                                            ENDED                       ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                     --------------------------------------------------
                                                       1999          1998          1999          1998
                                                     --------------------------------------------------
Income:
    Rental income                                    $  4,967      $  5,300      $ 14,326      $ 16,435
    Other charges to tenants                            1,400         2,156         3,995         5,767
    Interest income                                        78            66           179           124
    Other income                                            0             0             0            61
                                                     --------------------------------------------------
            Total income                                6,445         7,522        18,500        22,387
                                                     --------------------------------------------------

Operating expenses:
    Interest expense                                    4,106         4,533        12,137        14,775
    Real estate taxes                                   1,172         1,323         3,516         3,969
    Management fees                                       287           263           869           909
    Common area maintenance expenses                      431           326         1,443         1,430
    Ground rent                                           106           118           366           415
    Repairs and maintenance                               114            71           407           300
    General and administrative                            137           443           464         1,113
    Depreciation and amortization                       1,823         1,984         5,489         6,149
                                                     --------------------------------------------------
            Total operating expenses                    8,176         9,061        24,691        29,060
                                                     --------------------------------------------------

            Operating loss                             (1,731)       (1,539)       (6,191)       (6,673)

Other (expense) income:
    Net (loss) gain on disposition of properties            0         1,140        (1,478)        3,338
                                                     --------------------------------------------------

            Loss before extraordinary gain             (1,731)         (399)       (7,669)       (3,335)

Extraordinary gain:
    Forgiveness of wraparound mortgages
        payable on dispositions of properties               0        31,790         2,074        32,068
                                                     --------------------------------------------------

            Net (loss) income                          (1,731)       31,391        (5,595)       28,733

Partners' deficit:
    Beginning of period                               (25,482)      (56,229)      (21,618)      (53,571)
                                                     --------------------------------------------------

    End of period                                    ($27,213)     ($24,838)     ($27,213)     ($24,838)
                                                     ==================================================

Net (loss) income per unit                           ($ 17.70)     $ 318.73      ($ 57.23)     $ 288.80
                                                     ==================================================

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   NINE MONTHS
                                                                      ENDED
                                                                   SEPTEMBER 30,
                                                              ----------------------
                                                                1999           1998
                                                              ----------------------
Cash flows from operating activities:
    Net (loss) income                                         ($ 5,595)     $ 28,733
    Adjustments to reconcile net (loss) income to
        net cash provided by operating activities:
            Depreciation                                         5,372         6,001
            Amortization of discount                             5,373         6,446
            Net gain on disposition of properties
                including forgiveness of wraparound
                mortgages payable                                 (596)      (35,406)
            Increase in tenant accounts receivable                (150)         (291)
            Decrease in unbilled rent receivable                   311            26
            Decrease in tenant leasing costs                         7            32
            Increase in accounts receivable
                and other assets                                   (28)          (54)
            Increase (decrease) in accounts
                payable and other liabilities                      598          (400)
            Increase in deferred revenue                         1,197           541
                                                              ----------------------

                Net cash provided by operating activities        6,489         5,628
                                                              ----------------------

Cash flows from financing activities:
      Payments on wraparound mortgages                          (4,943)       (5,307)
      Decrease in due to Pension Group                               0        (1,654)
      Proceeds from other borrowings                               368             0
      Repayment of other borrowings                                  0          (593)
      Proceeds from additional debt                                  0         5,868
                                                              ----------------------

                Net cash used in financing activities           (4,575)       (1,686)
                                                              ----------------------

Cash flows from investing activities:
      Disposition of properties                                   (270)        1,549
      Improvements to rental property                           (2,109)       (1,296)
      Decrease in deposit on sale of property                        0          (389)
                                                              ----------------------

                Net cash used in investing activities           (2,379)         (136)
                                                              ----------------------

                (Decrease) increase in cash and
                    cash equivalents                              (465)        3,806

Cash and cash equivalents:
  Beginning of period                                            5,649         2,480
                                                              ----------------------

  End of period                                               $  5,184      $  6,286
                                                              ======================

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements (Unaudited)

September 30, 1999

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
---------------------

NPAMLP owned 49 properties at September 30, 1999 and 1998. In February 1998, the East Meadow, New York property was conveyed to the underlying mortgage lender pursuant to the Plan of Reorganization of East Meadow Associates. In February 1998, a portion of the Temple Terrace, Florida property was sold pursuant to the Plan of Reorganization of Ocala Realty Associates ("Ocala"). In May 1998, the Las Vegas, Nevada and La Mesa, California properties were conveyed to the purchaser pursuant to the 1995 agreements of sale. In July 1998, the East Greenbush, New York property was conveyed to the underlying mortgage lender pursuant to the Plan of Reorganization of Ocala. In August 1998, the Trenton, New Jersey property was transferred to affiliates of the managing general partner in exchange for their entire economic interest as limited partners in NPAMLP. In September 1998, the remainder of the Temple Terrace property was sold pursuant to the Plan of Reorganization of Ocala. In September 1998, the Wichita, Kansas property was sold in accordance with the June 1998 agreement of sale. In January and March 1999, portions of the Cahokia, Illinois property were conveyed to the underlying mortgage lender and sold, respectively, pursuant to the Plan of Reorganization of Cahokia Associates. Income decreased for the three and nine month periods ended September 30, 1999 versus September 30, 1998 by $1,077,000 and $3,887,000, respectively The decrease was primarily due to decreased rental income and other charges to tenants arising from the above property dispositions.

Operating expenses decreased for the three and nine month periods ended September 30, 1999 versus September 30, 1998 by $885,000 and $4,369,000, respectively. The decrease in operating expenses was primarily due to decreases in interest, real estate tax, general and administrative expenses and depreciation resulting from the forgiveness of wraparound mortgage obligations and property dispositions.

There was a net loss on disposition of properties for the nine month period ended September 30, 1999 of $1,478,000 versus a net gain on disposition of properties of $3,338,000 in the same period in 1998. The variance was due to the dispositions of the Cahokia property parcels in January and March 1999, which produced a net loss on disposition of properties of $1,440,000 and $38,000, respectively; the dispositions of the Wichita property and the remainder of the Temple Terrace property in September 1998, which produced a net loss on disposition of properties of $287,000 and a net gain on disposition of properties of $42,000, respectively; the disposition of the Trenton property in August 1998, which produced a net gain on disposition of properties of $1,128,000; the disposition of the East Greenbush property in July 1998, which produced a net gain on disposition of properties of $257,000; the dispositions of the Las Vegas and La Mesa properties in May 1998, which produced a net loss on disposition of properties of $30,000 and $433,000, respectively; and the dispositions of the East Meadow property and a portion of the Temple Terrace property in February 1998, which produced a net gain on disposition of properties of $2,600,000 and $61,000, respectively.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)
---------------------------------

Effective September 1, 1998, Main Line Pension Group forgave $81,518,000 of wraparound mortgage obligations with related discounts of $52,815,000 on 12 properties previously owned by NPAMLP as it was unlikely that these obligations would ultimately be repaid; such forgiveness was accounted for as an extraordinary gain on NPAMLP's financial statements. In addition, Main Line Pension Group forgave $1,954,000 which was due Main Line Pension Group for past due payments. The total resulting gain of $30,657,000 was reported in the third quarter of 1998.

There was forgiveness of wraparound mortgages payable on dispositions of properties for the nine month period ended September 30, 1999 of $2,074,000 versus $32,068,000 for the same period in 1998. This resulted from the dispositions of the Cahokia parcels in 1999; the forgiveness of the Main Line Pension Group obligations in 1998 as described above; and the dispositions of the East Greenbush, Las Vegas and Wichita properties in 1998, which produced additional forgiveness of wraparound mortgages payable on disposition of properties of $1,088,000, $278,000, and $45,000, respectively.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations for the nine month period ended September 30, 1999 was $6,489,000. Net cash used in financing and investing activities was $4,575,000 and $2,379,000, respectively. As a result of the above, there was a $465,000 decrease in cash for the nine months ended September 30, 1999.

During 1995 NPAMLP negotiated with E & H Properties, Inc. (E & H), a related party, for E & H to advance up to $1,000,000 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to this agreement, the obligation of E & H to make advances to NPAMLP is at all times the sole and absolute discretion of E & H. The line bears interest based on a variable rate (11.25% at September 30, 1999) and has no expiration date. The amounts advanced to NPAMLP are not directly secured by any collateral; however, the East Haven property (with a net book value of rental property of $4,409,000 and a wraparound mortgage payable of $6,651,000) has been pledged to secure a line of credit extended to E & H by a bank which enables E & H to make advances to NPAMLP. As of September 30, 1999, $813,000 was owed by NPAMLP and $770,000 was owed by E & H under the lines of credit, respectively.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources (continued)
-------------------------------------------

As of September 30, 1999, the third party underlying mortgages were current for all the properties except the properties located in Borger, Texas; Federal Way, Washington; Crescent City, California; Fairfield, Iowa; Huron, South Dakota; Wahpeton, North Dakota; and Washington, Iowa. In October 1998, the loans on the Borger and Federal Way properties matured and had balloon payments due. In May 1999, the loan on the Crescent City property matured and had a balloon payment due. The mortgagees have since declared the loans to be in default. NPAMLP is currently negotiating for alternative financing.

On September 30, 1999, the mortgage on the Fairfield, Iowa; Huron, South Dakota; Wahpeton, North Dakota; and Washington, Iowa properties matured and had a balloon payment due. These properties are encumbered by the same mortgage and the Fairfield, Wahpeton and Washington properties were leased to the same tenant as of September 30, 1999. This tenant is seeking to enforce a provision of its lease whereby NPAMLP, as landlord, would be required to convey all four of the properties at a price defined in the lease. NPAMLP disputes this interpretation of the lease and in July 1999, filed an action for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania to resolve this matter. If NPAMLP were required to convey these four properties, it would result in a gain on disposition of properties of approximately $220,000.

As of September 30, 1999, NPAMLP was obligated for approximately $738,000 of capital commitments which are primarily for tenant improvements and roof replacements.

In February 1998, NPAMLP sold an option for the purchase of the Minot, North Dakota property. The option provided that title to the land and building was to be conveyed to the holder of the option in 2001 or future years for set consideration agreed upon for those years. In September 1999, NPAMLP agreed to accelerate the conveyance of the Minot property in consideration of an increased sale price. The Minot property was formally conveyed in October 1999 which resulted in a gain on disposition of properties of approximately $171,000 and forgiveness of wraparound mortgages payable on dispositions of properties of approximately $807,000. In addition, the recognition of the option resulted in an increase in other income of $150,000.

The above transaction will be substantially structured to be a nontaxable event under Section 1031 of the Internal Revenue Code. A new property will be identified and purchased for exchange within the time period provided under
Section 1031.

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

                                     PART II
                                     -------

Item 6(B).  Reports on Form 8-K

         The registrant was not required to file any current reports on Form 8-K during the three months ended September 30, 1999.

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


                  National Property Analysts Master Limited
                  Partnership
                  ------------------------------------------------------
                  (Registrant)

                  Date: November 12, 1999
                        -----------------------------------------------

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