Form 10-K405
period 1999-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2000-03-29
CIK 926843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


         For the fiscal year ended          December 31, 1999
                                          ---------------------

         Commission File Number                  0-24816
                                          ---------------------

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

              Delaware                               23-2610414
     ------------------------------       --------------------------------
     (State of other jurisdiction         (IRS Employer Identification No.)
     incorporation or organization)


       230 S. Broad Street, Mezzanine, Philadelphia, Pennsylvania 19102
       ----------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code:(215)790-4700

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class to           Name of exchange on
         be so registered                 which each class
                                          is to be registered

                   None                           N/A
          ---------------------           ---------------------

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

                                          Yes  /X/     No  / /

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

                                          Yes  /X/     No  / /



DOCUMENTS INCORPORATED BY REFERENCE

     Part I     Part II     Part III     Part IV

     (None)     (None)      (None)       Exhibits from Form 10
                                         Registration Statement
                                         and from Form 10-K
                                         Annual Report filed
                                         April 1, 1996
                                         No. 0-24816

                                     INDEX

                                                                          Page
PART I

  Item 1.   Business.................................................       1
             I.   Summary............................................       1
             II.  MLP Objectives and Policies........................       2
             III. Glossary...........................................       4
  Item 2.   Properties...............................................       6
  Item 3.   Legal Proceedings........................................       6
  Item 4.   Submission of Matters to a Vote of
            Security Holders.........................................       7

PART II

  Item 5.   Market Price for the Registrant's Common
             Equity and Related Stockholder Matters..................      15
             I.   No Trading Market..................................      15
             II.  Distributions of Cash Flow From Operations.........      15
             III. Proceeds of Sales Distributions....................      15
             IV.  Certain Income Tax Considerations..................      15
  Item 6.   Selected Financial Data..................................      17
  Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations...........      18
             I.   Liquidity and Capital Resources....................      18
             II.  Results of Operations..............................      20
             III. Year 2000..........................................      22
             IV.  Indebtedness Secured by the Properties.............      22
  Item 8.   Financial Statements and Supplementary Data..............      24
  Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.....................      24

PART III

  Item 10.  Directors and Executive Officers of the
             Registrant..............................................      25
  Item 11.  Executive Compensation...................................      25
  Item 12.  Security Ownership of Certain Beneficial Owners
             and Management..........................................      25
  Item 13.  Certain Relationships and Related Party Transactions.....      25
             I.   Compensation and Fees..............................      25
             II.  Property and Management Affiliate..................      26
             III. Conflicts of Interest..............................      27
             IV.  Summary of Relationships...........................      27
             V.   Related Party Transactions.........................      28

PART IV.

  Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.....................................      28
             I.   Documents Filed as Part of this Report.............      28
             II.  Reports of Form 8-K................................      29

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

      C.  THE PROPERTIES AND INDEBTEDNESS SECURED BY THE PROPERTIES

      The MLP owns 48 properties as of December 31, 1999 which consist primarily of shopping centers and free standing, single tenant retail stores (the "Properties"). The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      B.  COMPETITION FOR TENANTS

      The MLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores located in 24 states. Of the 48 Properties owned by the MLP, 29 properties have only 1 or 2 tenants ("Single Tenant Properties"). The tenants in the Single Tenant Properties are primarily national retailers or supermarkets ("Anchor Tenants"). The 19 remaining properties are multi-tenant shopping center properties ("Shopping Center Properties"). The tenants in the Shopping Center Properties generally include Anchor Tenants and a variety of tenants occupying less substantial portions of the property ("Local Tenants").

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

      As of December 31, 1999, there were five Properties which had been vacated by Anchor Tenants, four of which are stores owned or operated by Kmart Corporation ("Kmart"). The Anchor Tenants continue to make rental payments for these properties under the terms of their leases. The Anchor Tenants are attempting to market the space to other users. To date, the MLP cooperated with the Anchor Tenant in its effort to market space it has vacated. To the extent that Anchor Tenant space becomes available at the end of a lease term, the MLP will attempt to re-lease the Anchor Tenant space in the same manner in which Local Tenant space is marketed (see below).

      The MLP's primary Anchor Tenant is Kmart Corporation and its subsidiaries which in 1999 accounted for approximately 55% of the rental income received by the MLP. The Managing General Partner has had regularly scheduled meetings with representatives of Kmart to review and discuss with them their plans for the various Kmart stores. In the past, in instances where Kmart stores were determined to be undersized and inadequate to accommodate Kmart's current needs, expansions of the existing facilities were undertaken wherever possible. In some cases, Kmart determined to vacate Anchor Tenant space although they continued to pay the required rental payments.

      Each of the four Kmart stores which are vacant but continuing to make rental payments are Anchor Tenants in Single Tenant Properties. Kmart has subleased two of the four properties to other users. Kmart remains obligated under the terms of its leases at the four property locations for terms ranging from two to eighteen years.

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

      The MLP Properties' occupancy rate for Local Tenant space is 77%. The lease terms for Local Tenant space typically range from 3 years to 10 years. The competitive conditions applicable to Local Tenant space vary from Property to Property. However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to the MLP Properties, is typically a function of the MLP's rental rates as compared to the local market's. However, in instances where a multi-tenant Property has Anchor Tenant space and the Anchor Tenant space is vacant (currently three Shopping Center Properties have Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

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

      "THRESHOLD AMOUNT" shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 1999, approximately $36,422,000 had been applied in reduction of the Threshold Amount.

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

ITEM 2.  PROPERTIES.

      The MLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores. As of December 31, 1999, the MLP owned and operated 48 Properties located in 24 states. Approximately 60% of the Properties are Single Tenant Properties and 40% are Shopping Center Properties.

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

      Ten of the Partnerships combined in the MLP filed for protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code during the period from 1990 through 1999 following the filing of actions by secured creditors seeking foreclosure. All of these bankruptcies have been dismissed at the

Partnership's motion or the Partnership's bankruptcy plan was confirmed and the case closed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable.

SCHEDULE 1

DESCRIPTION OF PROPERTY AND TENANT INFORMATION

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         TOTAL                AVERAGE
             PROPERTY                                TOTAL                               OCCUPANCY            MINIMUM         RENT
             LOCATION                                GLA                                 RATE                 RENT            PSF
-----------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                                         216,890                               93.3%               $900,528       $4.45
Borger, TX                                           31,750                              100.0%                 29,100       0.92
Bowling Green, OH                                   135,187                               91.9%                377,877       3.04
Cahokia, IL                                          26,000                              100.0%                 24,133       0.93
Chesapeake, VA                                      162,020                              100.0%                402,725       2.49
Clackamas, OR                                        58,543                              100.0%                227,808       3.89
Cottage Grove, MN                                   167,114                               68.5%                921,426       8.05
Crescent City, CA                                    33,000                              100.0%                 60,000       1.82
Dunmore, PA                                          26,475                              100.0%                 78,696       2.97
East Haven, CT                                      155,877                               83.7%                790,694       6.06
Escanaba, MI                                         40,175                              100.0%                114,715       2.86
Fairborn, OH                                        136,555                               94.5%                479,945       3.72
Fairfield, IA                                        33,000                              100.0%                 23,544       0.71
Federal Way,  WA                                     37,560                              100.0%                 45,000       1.20
Fond du Lac, WI                                     194,487                               96.7%                768,635       4.09
Fort Wayne, IN                                      778,500                              100.0%                607,726       0.78
Huntington, WV                                      142,055                               92.5%                378,319       2.88
Huntsville, AL                                      104,000                              100.0%                244,400       2.35
Huron, SD                                            52,030                               55.2%                 70,635       2.46
Hutchinson, MN                                       60,842                              100.0%                229,800       3.78
Independence, MO                                    134,634                               97.2%                369,534       2.82
International Falls, MN                              60,842                              100.0%                237,000       3.90
Kalamazoo, MI                                       120,958                              100.0%                393,495       3.25
Lake Mary, FL                                       107,400                              100.0%                923,640       8.60
Lockport, IL                                        100,838                               98.0%                334,537       3.39
Marquette, MI                                       254,756                               94.5%              1,257,988       5.22
Maryville, MO                                        34,955                               95.0%                114,528       3.45
Menominee, MI                                        82,611                              100.0%                197,848       2.39
New Hope, MN                                        115,492                              100.0%                319,462       2.77
Newberry, SC                                         55,552                              100.0%                194,083       3.49
North Augusta, SC                                   109,134                               18.3%                 63,600       3.19
North Sarasota, FL                                  134,805                              100.0%                534,596       3.97
O' Fallon, MO                                        91,061                              100.0%                351,965       3.87
Oak Lawn, IL                                        163,197                              100.0%                861,912       5.28
Ocala, FL                                           103,964                              100.0%                226,310       2.18
Philadelphia, PA                                    128,006                              100.0%                556,500       4.35
San Mateo, CA                                        84,704                              100.0%                476,546       5.63
Sault Ste. Marie, MI                                 92,650                              100.0%                234,884       2.54
Seven Hills, OH                                     121,677                              100.0%                325,095       2.67
Sparks, NV                                        1,579,000                              100.0%              1,696,878       1.07
Steger, IL                                           87,678                              100.0%                261,013       2.98
Taylorville, IL                                      43,127                              100.0%                362,955       8.42
Urbana, IL                                           55,531                              100.0%                436,536       7.86
Wahpeton, ND                                         49,320                              100.0%                 21,963       0.45
Washington, IA                                       35,600                              100.0%                 24,506       0.69
Waverly, OH                                          55,102                              100.0%                265,504       4.82
Wheelersburg, OH                                    125,958                               71.7%                145,000       1.61
Yazoo City,  MS                                      79,996                               97.9%                192,122       2.45

DESCRIPTION OF PROPERTY AND TENANT INFORMATION

-----------------------------------------------------------------------------------------------------------------------------------
                                                                    MAJOR TENANT INFORMATION
             PROPERTY                                                                     ANNUAL         LEASE
             LOCATION                            NAME                       GLA           RENT        EXPIRATION          OPTIONS
-----------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                    Hobby Lobby                                 57,120         $106,243        28-Feb-2006      2 / 5 YR
                               Beall                                       25,632           83,304        30-Apr-2005      3 / 5 YR
                               Staples                                     22,720          124,900        28-Feb-2009      4 / 5 YR
                               Goody's Family Clothing                     26,432          218,064        31-Oct-2011      2 / 5 YR
Borger, TX                     Safeway                                     31,750           29,100        31-Aug-2003      6 / 5 YR
Bowling Green, OH              Kmart                                       87,543          224,000        30-Nov-2012     10 / 5 YR
Cahokia, IL                    Goodyear Service Center                     26,000           24,133        28-Feb-2004
Chesapeake, VA                 Kmart                                      162,020          402,725        31-Oct-2005     6 / 10 YR
Clackamas, OR                  Safeway (regional office)                   58,543          227,808        14-Jun-2003      6 / 5 YR
Cottage Grove, MN              Rainbow Foods                               70,130          606,624        11-Jul-2016      6 / 5 YR
Crescent City, CA              Safeway                                     33,000           60,000        31-May-2004      6 / 5 YR
Dunmore, PA                    Price Chopper                               26,475           78,696        30-Nov-2000      4 / 5 YR
East Haven, CT                 V F Factory Outlet                          78,000          386,100        31-May-2002      2 / 5 YR
Escanaba, MI                   Kmart                                       40,175          114,715        30-Sep-2001     10 / 5 YR
Fairborn, OH                   Kmart                                       84,180          268,000        31-Jul-2005      9 / 5 YR
                               Kroger                                      30,975          106,120        31-Mar-2001      4 / 5 YR
Fairfield, IA                  Pamida                                      33,000           23,544        30-Jun-2004      3 / 5 YR
Federal Way,  WA               Safeway                                     37,560           45,000        31-Oct-2003      6 / 5 YR
Fond du Lac, WI                Kmart                                       93,800          267,806        31-Oct-2011     10 / 5 YR
                               Roundy's                                    54,213          162,805        31-Oct-2004      3 / 5 YR
Fort Wayne, IN                 Kmart (distribution center) *              778,500          607,726        15-Nov-2003      6 / 5 YR
Huntington, WV                 Ames                                        85,817          184,000        31-Jul-2003      5 / 5 YR
                               Office Depot                                25,900           98,420        28-Feb-2005      4 / 5 YR
Huntsville, AL                 Kmart                                      104,000          244,400        30-Nov-2010      4 / 5 YR
Huron, SD                      Fairway Foods                               28,720           70,635
Hutchinson, MN                 Kmart                                       60,842          229,800        30-Sep-2006     10 / 5 YR
Independence, MO               Kmart                                      116,799          308,634        31-Mar-2010      5 / 5 YR
International Falls, MN        Kmart                                       60,842          237,000        31-Jul-2006     10 / 5 YR
Kalamazoo, MI                  Kmart                                       84,180          248,770        28-Feb-2005      9 / 5 YR
                               Ace Hardware                                30,650          101,829        26-Jul-2000      3 / 5 YR
Lake Mary, FL                  Builder's Square *                         107,400          923,640        31-Dec-2017     10 / 5 YR
Lockport, IL                   Kmart                                       54,000          133,684        30-Jun-2004     10 / 5 YR
                               Sterk's Super Foods, Inc.                   35,170          121,603        31-May-2006      3 / 5 YR
Marquette, MI                  Kmart                                       85,480          218,657        30-Nov-2004      9 / 5 YR
                               Younker's                                   44,068           92,543        01-Oct-2001      1 /10 YR
                               J.C. Penney                                 33,996          118,286        31-Aug-2009      4 / 5 YR
Maryville, MO                  J.C. Penney                                 22,060           65,502        31-Oct-2001      3 / 5 YR
Menominee, MI                  Kmart                                       82,611          197,848        30-Apr-2010      8 / 5 YR
New Hope, MN                   Kmart                                      115,492          319,462        30-Jun-2012      9 / 5 YR
Newberry, SC                   Kmart *                                     55,552          194,083        30-Jun-2005     10 / 5 YR
North Augusta, SC              Vacant                                      84,000
North Sarasota, FL             Kmart                                       84,180          280,440        30-Nov-2003     10 / 5 YR
                               Bealls                                      40,000          141,040        20-Nov-2003      5 / 5 YR
O' Fallon, MO                  Kmart                                       83,061          279,415        30-Nov-2005     10 / 5 YR
Oak Lawn, IL                   Kmart*                                     104,622          447,150        31-May-2003     10 / 5 YR
                               Jewel Foods                                 58,575          414,762        03-Jan-2004      3 / 5 YR
Ocala, FL                      Kmart                                      103,964          226,310        30-Jun-2002      9 / 5 YR
Philadelphia, PA               Kmart                                       91,033          388,500        31-Mar-2005     10 / 5 YR
                               Acme                                        36,973          168,000        30-Jun-2005      6 / 5 YR
San Mateo, CA                  Kmart                                       84,704          476,546        31-Jan-2005      1 /10 YR
Sault Ste. Marie, MI           Kmart                                       92,650          234,884        30-Sep-2016     10 / 5 YR
Seven Hills, OH                Kmart                                      121,677          325,095        31-Aug-2002      9 / 5 YR
Sparks, NV                     Kmart (distribution center)              1,579,000        1,696,878        12-Dec-2006      7 / 5 YR
Steger, IL                     Kmart                                       87,678          261,013        30-Nov-2010     10 / 5 YR
Taylorville, IL                Kroger                                      27,958          237,761        31-Mar-2007      5 / 5 YR
                               CVS                                         10,069           81,319        31-Mar-2007      5 / 5 YR
Urbana, IL                     Jerry's IGA                                 43,667          370,648        31-Mar-2007      5 / 5 YR
Wahpeton, ND                   Pamida                                      49,320           21,963        30-Jun-2004      3 / 5 YR
Washington, IA                 Pamida                                      35,600           24,506        30-Jun-2004      3 / 5 YR
Waverly, OH                    Kroger                                      38,268          154,558        30-Nov-2004      4 / 5 YR
Wheelersburg, OH               Quality Farm & Fleet                        53,844           53,844        28-Feb-2005      2 / 5 YR
                               Kroger                                      25,168           62,290        31-Jul-2004      3 / 5 YR
Yazoo City,  MS                Miss. Baptist Medical Ctr.                  20,116           47,273        31-May-2000      2 / 5 YR


*     Tenant is vacant and continues to pay rent under the terms of its lease .

SCHEDULE 2

TENANT LEASE EXPIRATIONS

                                                             /------------2000---------------/     /--------------2001-----------/
---------------------------------------------------------    ---------------------------------     -------------------------------
                                                  TOTAL                  NUMBER                    NUMBER
            PROPERTY              TOTAL          MINIMUM       OF        MINIMUM                     OF        MINIMUM
            LOCATION               GLA            RENT       TENANTS       RENT        S.F.        TENANTS      RENT          S.F.
---------------------------------------------------------    ---------------------------------     -------------------------------
Ardmore, OK                      216,890        $900,528        7         $49,627      19,059         7        $107,612      20,821
Borger, TX                        31,750          29,100
Bowling Green, OH                135,187         377,877        1          19,660      28,194
Cahokia, IL                       26,000          24,133
Chesapeake, VA                   162,020         402,725
Clackamas, OR                     58,543         227,808
Cottage Grove, MN                167,114         921,426        2         158,726      20,223
Crescent City, CA                 33,000          60,000
Dunmore, PA                       26,475          78,696        1          78,696      26,475
East Haven, CT                   155,877         790,694        1          38,400       4,800         1          23,750       2,500
Escanaba, MI                      40,175         114,715                                              1         114,715      40,175
Fairborn, OH                     136,555         479,945        1          63,825       6,900         2         148,120      37,975
Fairfield, IA                     33,000          23,544
Federal Way,  WA                  37,560          45,000
Fond du Lac, WI                  194,487         768,635        1          33,950       4,850         1          24,831       3,375
Fort Wayne, IN                   778,500         607,726
Huntington, WV                   142,055         378,319        1           6,615         735         3          36,666       8,803
Huntsville, AL                   104,000         244,400
Huron, SD                         52,030          70,635
Hutchinson, MN                    60,842         229,800
Independence, MO                 134,634         369,534        1          13,800       3,795         2          16,200       2,400
International Falls, MN           60,842         237,000
Kalamazoo, MI                    120,958         393,495        2         131,818      34,875
Lake Mary, FL                    107,400         923,640
Lockport, IL                     100,838         334,537        1          28,651       3,755
Marquette, MI                    254,756       1,257,988       11         245,902      20,288         8         208,866      61,390
Maryville, MO                     34,955         114,528        1           9,800       2,450         3          90,728      29,499
Menominee, MI                     82,611         197,848
New Hope, MN                     115,492         319,462
Newberry, SC                      55,552         194,083
North Augusta, SC                109,134          63,600
North Sarasota, FL               134,805         534,596                                              3          50,841       3,600
O' Fallon, MO                     91,061         351,965        1          19,500       2,000         1          27,600       3,000
Oak Lawn, IL                     163,208         861,912
Ocala, FL                        103,964         226,310
Philadelphia, PA                 128,006         556,500
San Mateo, CA                     84,704         476,546
Sault Ste. Marie, MI              92,650         234,884
Seven Hills, OH                  121,677         325,095
Sparks, NV                     1,579,000       1,696,878
Steger, IL                        87,678         261,013
Taylorville, IL                   43,127         362,955        1          19,196       2,100         1           2,500
Urbana, IL                        55,531         436,536        1           6,678       1,050         1           8,960       1,400
Wahpeton, ND                      49,320          21,963
Washington, IA                    35,600          24,506
Waverly, OH                       55,102         265,504        1          32,869       4,800         2          20,504       3,000
Wheelersburg, OH                 125,958         145,000        1           6,927       1,600
Yazoo City,  MS                   79,996         192,122        2          59,439      20,116         1          25,728       9,600

---------------------------------------------------------      ------------------------------        -------------------------------
TOTALS                         6,800,619      18,155,705       38       1,024,078     208,065        37         907,621     227,538
---------------------------------------------------------      ------------------------------        -------------------------------

---------------------------------------------------------               ---------------------                   --------------------
ANNUAL % TO TOTAL                 100.0%          100.0%                     5.6%        3.1%                      5.0%        3.3%
---------------------------------------------------------               ---------------------                   --------------------

---------------------------------------------------------               ---------------------                   --------------------
CUMULATIVE %                                                                 5.6%        3.1%                     10.6%        6.4%
---------------------------------------------------------               ---------------------                   --------------------

TENANT LEASE EXPIRATIONS

                                                            /-------------2002------------/      /---------------2003-------------/
-------------------------------------------------------     -------------------------------      ---------------------------------
                                               TOTAL                     NUMBER                  NUMBER
            PROPERTY             TOTAL        MINIMUM          OF       MINIMUM                    OF         MINIMUM
            LOCATION              GLA          RENT          TENANTS     RENT        S.F.        TENANTS       RENT            S.F.
-------------------------------------------------------     -------------------------------      ----------------------------------
Ardmore, OK                      216,890      $900,528         6        $94,467      14,479         1         $44,080         4,425
Borger, TX                        31,750        29,100                                              1          29,100        31,750
Bowling Green, OH                135,187       377,877
Cahokia, IL                       26,000        24,133
Chesapeake, VA                   162,020       402,725
Clackamas, OR                     58,543       227,808                                              1         227,808        58,543
Cottage Grove, MN                167,114       921,426         4         44,600      10,300
Crescent City, CA                 33,000        60,000
Dunmore, PA                       26,475        78,696
East Haven, CT                   155,877       790,694         1        431,600      78,000         2         171,785        14,740
Escanaba, MI                      40,175       114,715
Fairborn, OH                     136,555       479,945
Fairfield, IA                     33,000        23,544
Federal Way,  WA                  37,560        45,000                                              1          45,000        37,560
Fond du Lac, WI                  194,487       768,635         4        132,827      12,275
Fort Wayne, IN                   778,500       607,726                                              1         607,726       778,500
Huntington, WV                   142,055       378,319         2         14,380       1,585         4         225,093        94,352
Huntsville, AL                   104,000       244,400
Huron, SD                         52,030        70,635
Hutchinson, MN                    60,842       229,800
Independence, MO                 134,634       369,534
International Falls, MN           60,842       237,000
Kalamazoo, MI                    120,958       393,495
Lake Mary, FL                    107,400       923,640
Lockport, IL                     100,838       334,537         1         23,000       2,760         1          33,015         3,100
Marquette, MI                    254,756     1,257,988         7        184,636      14,698         2         112,830         6,749
Maryville, MO                     34,955       114,528         1         14,000       1,400
Menominee, MI                     82,611       197,848
New Hope, MN                     115,492       319,462
Newberry, SC                      55,552       194,083
North Augusta, SC                109,134        63,600         1         63,600      19,964
North Sarasota, FL               134,805       534,596         1         40,000       5,000         2         421,480       124,180
O' Fallon, MO                     91,061       351,965         1         26,037       3,000
Oak Lawn, IL                     163,208       861,912                                              1         447,150       104,633
Ocala, FL                        103,964       226,310         1        226,310     103,964
Philadelphia, PA                 128,006       556,500
San Mateo, CA                     84,704       476,546
Sault Ste. Marie, MI              92,650       234,884
Seven Hills, OH                  121,677       325,095         1        318,595     121,677
Sparks, NV                     1,579,000     1,696,878
Steger, IL                        87,678       261,013
Taylorville, IL                   43,127       362,955         1         25,500       3,000
Urbana, IL                        55,531       436,536         2         44,220       7,664
Wahpeton, ND                      49,320        21,963
Washington, IA                    35,600        24,506
Waverly, OH                       55,102       265,504         2         29,740       4,200
Wheelersburg, OH                 125,958       145,000         1         12,360       2,060         1           9,194        14,238
Yazoo City,  MS                   79,996       192,122         2         19,240       3,400         1          12,750         3,000

-------------------------------------------------------  -----------------------------------  --------------------------------------
TOTALS                         6,800,619    18,155,705        39      1,745,112     409,426        19       2,387,010     1,275,770
-------------------------------------------------------  -----------------------------------  --------------------------------------

-------------------------------------------------------              -----------------------                ------------------------
ANNUAL % TO TOTAL                 100.0%        100.0%                     9.7%        6.0%                     13.1%         18.8%
-------------------------------------------------------              -----------------------                ------------------------

------------------------------                                       -----------------------                ------------------------
CUMULATIVE %                                                              20.3%       12.4%                     33.4%         31.2%
------------------------------                                       -----------------------                ------------------------

TENANT LEASE EXPIRATIONS

                                                         /----------------2004-----------------/
-------------------------------------------------------  --------------------------------------
                                                TOTAL       NUMBER
            PROPERTY             TOTAL         MINIMUM         OF          MINIMUM
            LOCATION              GLA           RENT        TENANTS         RENT        S.F.
-------------------------------------------------------    ------------------------------------
Ardmore, OK                      216,890      $900,528         1           $18,488       1,485
Borger, TX                        31,750        29,100
Bowling Green, OH                135,187       377,877
Cahokia, IL                       26,000        24,133         1            24,133      26,000
Chesapeake, VA                   162,020       402,725
Clackamas, OR                     58,543       227,808
Cottage Grove, MN                167,114       921,426         1            39,600      11,000
Crescent City, CA                 33,000        60,000         1            60,000      33,000
Dunmore, PA                       26,475        78,696
East Haven, CT                   155,877       790,694         3            68,420      14,052
Escanaba, MI                      40,175       114,715
Fairborn, OH                     136,555       479,945
Fairfield, IA                     33,000        23,544
Federal Way,  WA                  37,560        45,000
Fond du Lac, WI                  194,487       768,635         3           224,991      60,013
Fort Wayne, IN                   778,500       607,726
Huntington, WV                   142,055       378,319
Huntsville, AL                   104,000       244,400
Huron, SD                         52,030        70,635
Hutchinson, MN                    60,842       229,800
Independence, MO                 134,634       369,534         1            37,650       9,840
International Falls, MN           60,842       237,000
Kalamazoo, MI                    120,958       393,495
Lake Mary, FL                    107,400       923,640
Lockport, IL                     100,838       334,537         1           133,684      54,000
Marquette, MI                    254,756     1,257,988         5           331,572      93,750
Maryville, MO                     34,955       114,528
Menominee, MI                     82,611       197,848
New Hope, MN                     115,492       319,462
Newberry, SC                      55,552       194,083
North Augusta, SC                109,134        63,600
North Sarasota, FL               134,805       534,596
O' Fallon, MO                     91,061       351,965
Oak Lawn, IL                     163,208       861,912         1           414,762      58,575
Ocala, FL                        103,964       226,310
Philadelphia, PA                 128,006       556,500
San Mateo, CA                     84,704       476,546
Sault Ste. Marie, MI              92,650       234,884
Seven Hills, OH                  121,677       325,095
Sparks, NV                     1,579,000     1,696,878
Steger, IL                        87,678       261,013
Taylorville, IL                   43,127       362,955
Urbana, IL                        55,531       436,536
Wahpeton, ND                      49,320        21,963         1
Washington, IA                    35,600        24,506         1
Waverly, OH                       55,102       265,504         1           154,557      38,268
Wheelersburg, OH                 125,958       145,000         1            62,290      25,168
Yazoo City,  MS                   79,996       192,122

-------------------------------------------------------  --------------------------------------
TOTALS                         6,800,619    18,155,705        22         1,570,147     425,151
-------------------------------------------------------  --------------------------------------

-------------------------------------------------------                ------------------------
ANNUAL % TO TOTAL                 100.0%        100.0%                         8.6%        6.3%
-------------------------------------------------------                ------------------------

------------------------------                                         --------------------------
CUMULATIVE %                                                                  42.0%       37.5%
------------------------------                                         --------------------------

SCHEDULE 3


                       THIRD PARTY UNDERLYING OBLIGATIONS

                                                                                                                         PRINCIPAL
            PROPERTY                                                  MORTGAGE       INTEREST                           BALANCE AT
            LOCATION                           MORTGAGEE (S)            TYPE           RATE            DUE DATE         31-DEC-99
-----------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                 Pacific Life Insurance Company               1st            9.50%          01-Aug-2010        $5,092,431
Borger, TX                  First Oxford Corporation (c)                 1st           10.00%          01-Mar-2005           232,809
Bowling Green, OH           Credit Suisse First Boston (b)               1st            7.05%          31-Jul-2008         2,537,037
Cahokia, IL                 NONE
Chesapeake, VA              John Hancock Real Estate Finance             1st            8.00%          01-Jan-2004         1,146,505
                            Lawrence Kadish                              2nd            9.00%          01-Jan-2006           492,849
Clackamas, OR               First Oxford Corporation                     1st            9.00%          01-Jul-2003         1,145,519
Cottage Grove, MN           IDS Life Insurance (d)                       1st            8.75%          01-Nov-2016         5,607,802
Crescent City, CA           First Oxford Corporation (c)                 1st            9.50%          01-Mar-2005           407,977
Dunmore, PA                 NONE
East Haven, CT              Aetna Life Insurance Company                 1st            8.88%          01-Sep-2005         1,719,928
                            Beal Bank                                    2nd            8.53%          01-Aug-2005         1,132,052
Escanaba, MI                Developers Diversified                       1st            9.75%          01-Nov-2012           826,717
Fairborn, OH                Aetna Life Insurance Company                 1st            9.50%          01-Sep-2004         1,253,259
                            Federal Deposit Insurance Corporation        2nd           10.35%          27-May-2004           790,091
Fairfield, IA               Shopko Stores, Inc.                          1st           10.25%          01-Jul-1999            52,082
Federal Way,  WA            First Oxford Corporation (c)                 1st            9.50%          01-Mar-2005           220,401
Fond du Lac, WI             Associated Commercial Mortgage               1st            8.75%          12-Sep-2002         4,405,337
Fort Wayne, IN              New York Life Insurance Company              1st            8.63%          15-Nov-2003         2,030,866
Huntington, WV              Suburban Capital Markets, Inc. (a)           1st            9.13%          01-Feb-2007         1,689,737
Huntsville, AL              Credit Suisse First Boston (b)               1st            7.05%          31-Jul-2008           700,893
Huron, SD                   Shopko Stores, Inc.                          1st           10.25%          01-Jul-1999            67,496
Hutchinson, MN              Developers Diversified                      Wrap            8.75%          01-Jul-2013         1,811,048
Independence, MO            Credit Suisse First Boston (b)               1st            7.05%          31-Jul-2008         1,589,349
International Falls, MN     Developers Diversified                      Wrap            8.75%          01-Aug-2013         1,869,275
Kalamazoo, MI               New York Life Insurance Company              1st            8.63%          10-Dec-2000           733,901
Lake Mary, FL               Kidder Peabody Mortgage Capital              1st            7.88%          01-Jan-2016         8,374,343
Lockport, IL                Credit Suisse First Boston (b)               1st            7.05%          31-Jul-2008         1,648,581
Marquette, MI               Union Labor Life Insurance Company           1st            7.88%          01-Nov-2003         6,143,087
Maryville, MO               NONE
Menominee, MI               NONE
New Hope, MN                Credit Suisse First Boston (b)               1st            7.05%          31-Jul-2008         1,737,426
Newberry, SC                Western National Life Insurance Co. (c)      1st           13.00%          01-Mar-2005           975,191
North Augusta, SC           NONE
North Sarasota, FL          Credit Suisse First Boston (b)               1st            7.05%          31-Jul-2008         3,158,956
O' Fallon, MO               Credit Suisse First Boston (b)               1st            7.05%          31-Jul-2008         2,309,986
Oak Lawn, IL                Board of Trustees NECA
                                        Pension Benefit Trust Fund       1st            8.50%          30-Jun-2003         2,713,170
Ocala, FL                   B & K Properties                             1st            9.00%          01-Mar-2013         1,604,045
Philadelphia, PA            Equitable Life Assurance Society             1st            9.25%          01-Jun-2010         2,645,137
San Mateo, CA               Meritor Savings Bank                         1st            8.25%          01-Feb-2005         2,003,387
Sault Ste. Marie, MI        EDC County of Chippewa, MI                   1st            6.70%          01-Jan-2007           930,000
Seven Hills, OH             B & K Properties                             1st            9.75%          01-Nov-2012         1,947,496
Sparks, NV                  Prin & Company                               1st            8.60%          12-Dec-2006         5,428,771
                            Teachers Retirement of Texas                 1st            9.75%          12-Dec-2006         3,065,227
                            Bank of Nevada                               1st            8.60%          12-Dec-2006           243,138
Steger, IL                  Credit Suisse First Boston (b)               1st            7.05%          31-Jul-2008         2,250,756
Taylorville, IL             Suburban Capital Markets, Inc. (a)           1st            9.13%          01-Feb-2007         1,457,226
Urbana, IL                  Credit Suisse First Boston (b)               1st            7.05%          31-Jul-2008         2,448,191
Wahpeton, ND                Shopko Stores, Inc.                          1st           10.25%          01-Jul-1999            24,506
Washington, IA              Shopko Stores, Inc.                          1st           10.25%          01-Jul-1999            21,963
Waverly, OH                 Suburban Capital Markets, Inc. (a)           1st            9.13%          01-Feb-2007         1,457,226
Wheelersburg, OH            Equitable Life Assurance Society             1st           10.00%          31-Dec-2000         1,169,274
Yazoo City,  MS             Credit Suisse First Boston (b)               1st            7.05%          31-Jul-2008         1,135,250


      (a)   Mortgages are cross - collateralized and cross - defaulted

      (b)   Mortgages are cross - collateralized and cross - defaulted

      (c) Refinanced with Firstrust Bank @ 9.37% on February 4, 2000. As of this date, Mortgages are cross - collateralized and cross - defaulted

      (d)   Loan is callable on November 1, 2006

-----------------------------------------------------------------------------------------------------------------------------------
                            THIRD PARTY UNDERLYING OBLIGATIONS                                                          OWNERSHIP
                                                                                        ANNUAL           BALLOON         INTEREST
            PROPERTY                                                     MORTGAGE        DEBT             DUE AT           FEE/
            LOCATION                           MORTGAGEE (S)               TYPE         SERVICE          EXPIRATION      LEASEHOLD
-----------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                 Pacific Life Insurance Company                  1st          $694,308         $1,275,803        Fee
Borger, TX                  First Oxford Corporation (c)                    1st            29,100             87,285        Fee
Bowling Green, OH           Credit Suisse First Boston (b)                  1st           206,220          2,207,962        Fee
Cahokia, IL                 NONE                                                                                            Fee
Chesapeake, VA              John Hancock Real Estate Finance                1st           334,776                  0     Leasehold
                            Lawrence Kadish                                 2nd            44,356                  0
Clackamas, OR               First Oxford Corporation                        1st           227,100            637,586        Fee
Cottage Grove, MN           IDS Life Insurance (d)                          1st           636,272            105,663        Fee
Crescent City, CA           First Oxford Corporation (c)                    1st            60,000            180,014        Fee
Dunmore, PA                 NONE                                                                                         Leasehold
East Haven, CT              Aetna Life Insurance Company                    1st           381,258                  0        Fee
                            Beal Bank                                       2nd           116,716            985,836
Escanaba, MI                Developers Diversified                          1st           112,032             19,146        Fee
Fairborn, OH                Aetna Life Insurance Company                    1st           329,406                  0     Leasehold
                            Federal Deposit Insurance Corporation           2nd            88,044            751,017
Fairfield, IA               Shopko Stores, Inc.                             1st            23,549             52,080        Fee
Federal Way,  WA            First Oxford Corporation (c)                    1st            45,000            135,011        Fee
Fond du Lac, WI             Associated Commercial Mortgage                  1st           488,701          4,085,686        Fee
Fort Wayne, IN              New York Life Insurance Company                 1st           605,724                  0        Fee
Huntington, WV              Suburban Capital Markets, Inc. (a)              1st           177,949          1,454,799        Fee
Huntsville, AL              Credit Suisse First Boston (b)                  1st            56,976            609,982     Leasehold
Huron, SD                   Shopko Stores, Inc.                             1st            30,512             67,496        Fee
Hutchinson, MN              Developers Diversified                         Wrap           229,632                  0        Fee
Independence, MO            Credit Suisse First Boston (b)                  1st           129,192          1,383,198        Fee
International Falls, MN     Developers Diversified                         Wrap           236,250                  0        Fee
Kalamazoo, MI               New York Life Insurance Company                 1st           283,500            524,638     Leasehold
Lake Mary, FL               Kidder Peabody Mortgage Capital                 1st           919,440                  0        Fee
Lockport, IL                Credit Suisse First Boston (b)                  1st           134,004          1,434,746        Fee
Marquette, MI               Union Labor Life Insurance Company              1st           615,161          5,542,557     Leasehold
Maryville, MO               NONE                                                                                         Leasehold
Menominee, MI               NONE                                                                                         Leasehold
New Hope, MN                Credit Suisse First Boston (b)                  1st           141,216          1,512,067        Fee
Newberry, SC                Western National Life Insurance Co. (c)         1st           189,900            569,688        Fee
North Augusta, SC           NONE                                                                                         Leasehold
North Sarasota, FL          Credit Suisse First Boston (b)                  1st           256,764          2,749,213        Fee
O' Fallon, MO               Credit Suisse First Boston (b)                  1st           187,764          2,010,362        Fee
Oak Lawn, IL                Board of Trustees NECA
                                        Pension Benefit Trust Fund          1st           433,810          1,888,273     Leasehold
Ocala, FL                   B & K Properties                                1st           217,350                  0        Fee
Philadelphia, PA            Equitable Life Assurance Society                1st           395,220                  0     Leasehold
San Mateo, CA               Meritor Savings Bank                            1st           474,046                  0     Leasehold
Sault Ste. Marie, MI        EDC County of Chippewa, MI                      1st           131,320                  0        Fee
Seven Hills, OH             B & K Properties                                1st           263,917             66,537     Leasehold
Sparks, NV                  Prin & Company                                  1st         1,040,954                  0        Fee
                            Teachers Retirement of Texas                    1st           609,303                  0
                            Bank of Nevada                                  1st            46,621                  0
Steger, IL                  Credit Suisse First Boston (b)                  1st           182,952          1,958,814        Fee
Taylorville, IL             Suburban Capital Markets, Inc. (a)              1st           153,404          1,254,615        Fee
Urbana, IL                  Credit Suisse First Boston (b)                  1st           198,996          2,130,640        Fee
Wahpeton, ND                Shopko Stores, Inc.                             1st            24,504             65,091        Fee
Washington, IA              Shopko Stores, Inc.                             1st            21,960             48,581        Fee
Waverly, OH                 Suburban Capital Markets, Inc. (a)              1st           153,404          1,254,615        Fee
Wheelersburg, OH            Equitable Life Assurance Society                1st           116,927          1,169,274        Fee
Yazoo City,  MS             Credit Suisse First Boston (b)                  1st            92,280            987,998        Fee



      (a)   Mortgages are cross - collateralized and cross - defaulted

      (b)   Mortgages are cross - collateralized and cross - defaulted

      (c) Refinanced with Firstrust Bank @ 9.37% on February 4, 2000. As of this date, Mortgages are cross - collateralized and cross - defaulted

      (d)   Loan is callable on November 1, 2006

                                    PART II


ITEM 5.  MARKET PRICE FOR THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.

            I.    NO TRADING MARKET

      There is no trading market for the Units in the MLP. MLP Units are not transferable except by will, inheritance or operation of law. To date no transfers other than those by will, inheritance and operation of law have been permitted.

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

      As of December 31, 1999, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.


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


            IV.  CERTAIN INCOME TAX CONSIDERATIONS

      A.  RECOGNITION OF GAIN

      It is anticipated that any future forgiveness of Wrap Mortgages, if any, and the potential of selling Properties, which are owned by Unaudited Partnerships, and applying sales proceeds to make payments on the Wrap Mortgages may require the Limited Partners to report substantial taxable income when the Properties are sold without the corresponding receipt of any cash proceeds therefrom (unless and until the Threshold Amount has been exceeded).

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

ITEM 6.  SELECTED FINANCIAL DATA

      The following is selected financial data for the MLP for the five years ended December 31, 1999 derived from the audited financial statements of the MLP prepared in conformity with generally accepted accounting principles. The selected financial data set forth below should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and with the Combined Financial Statements of the MLP and the notes thereto included elsewhere in this Form 10-K.


                             Year Ended December 31
                      (In Thousands, except per unit data)

                                              1999               1998               1997               1996               1995
                                           ---------          ---------          ---------          ---------          ---------
INCOME:
Rental income                              $  19,533          $  21,782          $  22,876          $  23,984          $  23,976
Other charges to tenants                       5,563              6,682              6,884              6,819              9,849
Interest income                                  228                200                136                129                299
Other income                                     150                 62                 97                 --                 --
                                           ---------          ---------          ---------          ---------          ---------
TOTAL INCOME                                  25,474             28,726             29,993             30,932             34,124
                                           ---------          ---------          ---------          ---------          ---------


OPERATING EXPENSES:
Interest expense                              16,596             18,035             23,038             23,054             23,770
Other operating expenses                       9,125              9,886             11,797             12,365             12,173
Depreciation and
 amortization                                  7,301              8,141              8,865              8,839              8,885
                                           ---------          ---------          ---------          ---------          ---------
Total operating expenses                      33,022             36,062             43,700             44,258             44,828
                                           ---------          ---------          ---------          ---------          ---------
OPERATING LOSS                                (7,548)            (7,336)           (13,707)           (13,326)           (10,704)
                                           ---------          ---------          ---------          ---------          ---------

OTHER EXPENSES:
Net (loss) gain on
 disposition of properties                    (3,415)           (11,894)              (866)               454                103
Write down of rental
 property                                         --                 --             (1,000)            (1,100)                --
                                           ---------          ---------          ---------          ---------          ---------
LOSS BEFORE EXTRAORDINARY
 ITEM                                        (10,963)           (19,230)           (15,573)           (13,972)           (10,601)
                                           ---------          ---------          ---------          ---------          ---------
EXTRAORDINARY ITEM:
Forgiveness of wraparound
 mortgages payable on
 disposition of properties                     4,240             51,183                373                493                 12
                                           ---------          ---------          ---------          ---------          ---------
NET (LOSS) INCOME                          $  (6,723)         $  31,953          $ (15,200)         $ (13,479)         $ (10,613)
                                           =========          =========          =========          =========          =========

PER UNIT DATA:
Operating loss                             $  (77.22)         $  (74.05)         $ (137.07)         $ (133.26)         $ (107.04)
                                           =========          =========          =========          =========          =========
Net (loss) income                          $  (68.78)         $  322.55          $ (152.00)         $ (134.79)         $ (106.13)
                                           =========          =========          =========          =========          =========

Weighted average units
 outstanding                                  97,752             99,063            100,000            100,000            100,000
                                           =========          =========          =========          =========          =========

ASSETS:
Rental property - net                      $ 116,667          $ 127,093          $ 151,286          $ 161,874          $ 168,945
Other assets                                   7,420              7,811              4,199              6,423              7,294
                                           ---------          ---------          ---------          ---------          ---------
TOTAL ASSETS                               $ 124,087          $ 134,904          $ 155,485          $ 168,297          $ 176,239
                                           =========          =========          =========          =========          =========


LIABILITIES AND PARTNERS' DEFICIT:
Wraparound mortgages
 payable less
 unamortized discount(1)                   $ 144,223          $ 149,265          $ 198,662          $ 196,928          $ 193,835
Other liabilities                              8,205              7,257             10,394              9,740              7,296
                                           ---------          ---------          ---------          ---------          ---------
Total liabilities                          $ 152,428          $ 156,522            209,056            206,668            201,131
Partners' deficit                            (28,341)           (21,618)           (53,571)           (38,371)           (24,892)
                                           ---------          ---------          ---------          ---------          ---------

TOTAL LIABILITIES AND
 PARTNERS' DEFICIT                         $ 124,087          $ 134,904          $ 155,485          $ 168,297          $ 176,239
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

      B.  THIRD PARTY DEBT SERVICE

      As of December 31, 1999, the Third Party Underlying Obligations were current for all the Properties except for the properties located in Borger, Texas; Crescent City, California; Fairfield, Iowa; Federal Way, Washington; Huron, South Dakota; Wahpeton, North Dakota; and Washington, Iowa. In February 2000, the MLP refinanced the Third Party Underlying Obligations on the Borger, Crescent City and Federal Way properties. See "D. Loan Obligations" for further discussion of the Fairfield, Huron, Wahpeton and Washington properties.

      As of December 31, 1999, the net book value and net Wrap Mortgage balance for these Properties were as follows:

Property            Net Book Value     Net Wrap Mortgage Balance
--------            --------------     -------------------------
Fairfield             $  263,000             $  244,000
Huron                    340,000                316,000
Wahpeton                 329,000                304,000
Washington               245,000                228,000

      C.  WORKING CAPITAL

      As of December 31, 1999, the MLP has working capital of approximately $495,000 excluding amounts due to the Managing General Partner and the Pension Groups of $796,000 and $189,000, respectively. The MLP's operating budget for 2000 projects a cash deficit of approximately $95,000. Consequently, the MLP does not have sufficient reserves to satisfy balloon loan obligations with respect to the Third Party Underlying Obligations. The Partnership Agreement and the Restructuring Agreement do not permit the Third Party Underlying Obligations to be refinanced in order to provide working capital to create a working capital reserve. The Managing General Partner may, in its discretion, create a reserve in light of anticipated costs or other economic contingencies.

      To date, the MLP has replenished its working capital reserves through the sale of Properties. This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage. They have agreed in certain instances to release their liens and provide proceeds from the sale to the MLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties. Although the Second Mortgage and Wrap Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard is expected. As of December 31, 1999, the Managing General Partner has advanced approximately $796,000 to the MLP. The General Partners do not have the financial wherewithal to continue to advance funds to the MLP and the Managing General Partner may in fact require the repayment of the advances for its own operational needs. As a result, it may be necessary for the MLP to sell Properties.

      D.  LOAN OBLIGATIONS

      As of December 31, 1999 the Third Party Underlying Obligations for the Fairfield, Huron, Wahpeton and Washington properties have matured and had balloon payments due. The Third Party Underlying Obligations that have matured relating to these properties are as follows: Fairfield - $52,000; Huron - $67,000; Wahpeton - $65,000; and Washington - $49,000. These properties are encumbered by the same mortgage and the Fairfield, Wahpeton and Washington properties were leased to the same tenant as of December 31, 1999. This tenant is seeking to enforce a provision of its lease whereby the MLP, as landlord, would be required to convey all four of the properties at a price defined in the lease. The MLP disputes this interpretation of the lease and in July 1999, filed an action for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania to resolve this matter. If the MLP were required to convey these four properties, it would result in a loss on disposition of properties of approximately $85,000.

      With respect to the year ending December 31, 2000, Third Party Underlying Obligations for the Kalamazoo ($525,000) and Wheelersburg ($1,169,000) properties are scheduled to mature.

      Although all the Third Party Underlying Obligations on which balloons have become due to date have been refinanced there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. See "Item 2. Properties."

      E.  CAPITAL REQUIREMENTS

      The average age of the Properties owned by the MLP is in excess of 20 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 1999, the MLP was obligated for approximately $278,000 of capital commitments which were primarily for roof repair and replacement. The 2000 operating budget for the Properties provides for approximately $734,000 in capital repair reserves.

      During 1999, the MLP completed remodeling and other renovations to the Ardmore property in order to refit the premises for a new anchor tenant. The cost of these improvements was approximately $874,000.

      During 1999, the MLP had two outstanding lines of credit with E&H Properties, Inc., an affiliate of NPA, ("E&H") under which E&H would advance up to $1.25 million to the MLP for purposes of making Capital and Tenant Improvements (the "MLP Lines"). The MLP Lines include a $1,000,000 line of credit (the "Jefferson Line") and a $250,000 line of credit (the "Firstrust Line"). Pursuant to the MLP Lines, the obligation of E&H to make advances to the MLP is at all times in the sole and absolute discretion of E&H. At December 31, 1999, there were $770,000 of advances under the MLP Lines.

      Amounts advanced pursuant to the Jefferson Line bear interest at the rate of 1% above "E&H Borrowing Rate" (as defined below, currently 10.25%). Amounts advanced pursuant to the Jefferson Line are not directly secured by any collateral. However, the East Haven, Connecticut property has been pledged to secure a line of credit extended to E&H by Jefferson Bank of Philadelphia, Pennsylvania ("Jefferson Bank") which will enable E&H to fund the Jefferson Line in order to finance Capital and Tenant Improvements (the E&H Line"). In accordance with the terms of the E&H Line, the MLP has granted a security interest in and assigned a deed-in-lieu of foreclosure with respect to the East Haven property to Jefferson Bank (the "East Haven Security").

      At December 31, 1999, the E&H Line permitted E&H to borrow up to $2,000,000 which it can loan to the MLP and can use for E&H's general working capital.

      Pursuant to the promissory note executed with respect to the E&H Line (the "Jefferson Note"), the amounts advanced pursuant to the Jefferson Note bear interest at a rate equal to .25% per annum in excess of the "Base Rate" of Jefferson Bank (the "E&H Borrowing Rate"). The current E&H Borrowing Rate is 10.25%.

      The Jefferson Note is secured by an assignment of certain Wrap Notes and Second Mortgages, the East Haven Security and certain Guaranty and Suretyship Agreements executed by EBL&S, Inc., EBL&S Property Management, Inc., National Property Analysts Partners and Edward B. Lipkin. Additionally, the Jefferson Note contains a confession of judgment against the borrower.

      The Jefferson Note provides for certain events of default. In addition to providing for an event of default arising from a failure to pay principal and interest on the E&H Line when due, the Jefferson Note provides that Jefferson Bank may declare a default if, in its sole discretion, it determines that it is insecure with respect to any of the collateral or the ability of E&H or any other obligor to perform all of its obligations under the Jefferson Note or any of the other loan documents. The loan and security agreement executed by E&H in connection with the E&H Line (the "Jefferson Loan and Security Agreement") provides that upon the occurrence of an event of default, Jefferson Bank will have the right to sell the East Haven property and apply the proceeds of the sale to payment of all amounts due pursuant to the Jefferson Note, the Jefferson Loan and Security Agreement or the other loan documents in such order of priority as Jefferson Bank may determine in its sole discretion.

      Amounts advanced pursuant to the Firstrust Line bear interest at the Prime Rate as published in the Wall Street Journal's "Money Rates" section. Amounts advanced pursuant to the Firstrust Line are secured by a $250,000 mortgage and an assignment of rents and leases on the property in Sault Ste. Marie, Michigan.

      In 1999, E&H secured a line of credit with Firstrust Bank of Conshohocken, PA ("Firstrust Bank"), which will enable E&H to fund the Firstrust Line in order to finance Capital and Tenant Improvements (the "E&H Firstrust Line").

      At December 31, 1999, the E&H Firstrust Line permitted E&H to borrow up to $2,500,000 which it can loan to the MLP and can use for E&H's general working capital.

      Pursuant to the promissory note executed with respect to the E&H Firstrust Line (the "Firstrust Note"), the amounts advanced pursuant to the Firstrust Note bear interest at the Prime Rate as published in the Wall Street Journal's "Money Rates" section (the "E&H Firstrust Borrowing Rate"). The current E&H Firstrust Borrowing Rate is 8.50%.

      The Firstrust Note is secured by an assignment of certain Wrap Notes and Second Mortgages and certain Guaranty and Suretyship Agreements executed by EBL&S Property Management, Inc. and Edward B. Lipkin. Additionally, the Firstrust Note contains a confession of judgment against E&H and the Guaranty and Suretyship Agreements contain a confession of judgment against EBL&S Property Management, Inc. and Edward B. Lipkin.

      At December 31, 1999, $770,000 has been advanced under the MLP Lines and borrowed under the E&H Firstrust Line, respectively.


      F.  TENANT IMPROVEMENTS

      The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 1999, approximately $34,000 was provided to tenants in rental abatements.


            II.  RESULTS OF OPERATIONS

      A.  PROPERTY DISPOSITIONS DURING FISCAL 1999

      During 1999, the Minot, North Dakota property was sold in a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. The MLP has identified the property to be acquired in this transaction and anticipates completing the purchase in the second quarter of 2000. In addition, a portion of the Cahokia, Illinois property was sold; and a portion of the Cahokia, Illinois property was transferred to the holder of the Third Party Underlying Obligation in accordance with the terms of the plan of reorganization of Cahokia Associates. Proceeds, if any, were used to pay off the Third Party Underlying Obligations and pay down the Wrap Mortgages. In addition, any remaining balances due on the Third Party Underlying Obligations and Wrap Mortgages were either assumed or forgiven by the holder of the respective mortgages. The disposition of these properties may result in tax liability to those who had been Limited Partners in the Partnerships which owned the property. See "Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters - Certain Income Tax Consequences - Recognition of Gain."


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

      C.  FULL FISCAL YEARS

      Over the five year period ended December 31, 1999, the MLP disposed of 14 Properties. The number of Properties owned and disposed of by year are as follows:

                              1999     1998     1997     1996     1995
                              ----     ----     ----     ----     ----
Beginning of year              49       56       57       60       62
Properties disposed             1        7        1        3        2
                               --       --       --       --       --
End of year                    48       49       56       57       60
                               ==       ==       ==       ==       ==


      The disposition of Properties resulted in "Net (loss) gain on disposition of properties" and "Forgiveness of wraparound mortgages payable on disposition of properties" as reflected in the financial statements.

      The following table reflects the operating results for the MLP for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, excluding the operating results for 14 Properties that were disposed during the five year period. The table is presented in order to facilitate an understanding of the operating results and trends of the MLP.

                              1999              1998              1997              1996              1995
                            --------          --------          --------          --------          --------
INCOME:

Rental income               $ 18,277          $ 18,054          $ 17,805          $ 17,782          $ 17,312
Other charges
 to tenant                     5,427             5,461             5,610             5,291             8,521
Interest income                  210               200               128               112               292
Other income                     150                62                97                --                --
                            --------          --------          --------          --------          --------

TOTAL INCOME                  24,064            23,777            23,640            23,185            26,125
                            --------          --------          --------          --------          --------


OPERATING EXPENSES:

Interest expense              11,638            11,361            14,389            14,344            14,299
Other operating
 expenses                      9,270             9,667             9,615             9,370             9,258
Depreciation and
 amortization                  6,987             7,141             7,046             6,853             6,756
                            --------          --------          --------          --------          --------
TOTAL OPERATING
 EXPENSES                     27,895            28,169            31,050            30,567            30,313
                            --------          --------          --------          --------          --------
OPERATING LOSS              $ (3,831)         $ (4,392)         $ (7,410)         $ (7,382)         $ (4,188)
                            ========          ========          ========          ========          ========


      The fluctuations in "Rental Income" between years has been modest and did not exceed 2.7% for any of the years presented. This is consistent with the Property portfolio which has a significant portion of space rented to Anchor Tenants under long term leases. In 1998 and 1997, there were $257,000 and $244,000 increases in percentage rental income, respectively.

      In 1995, the MLP received approximately $2,400,000 in proceeds from tenant lease terminations. In 1996, real estate tax recoveries decreased by approximately $700,000 and there were no substantial proceeds from tenant lease terminations.

      Prior to 1997, certain advances were made by the MLP to MLPG. Interest income was earned on these advances and on available funds which were invested. The changes in interest income from 1995 through 1996 were due to a decrease during this period in advances to MLPG. The changes in interest income after 1996 were due to an increase in Reserves for Capital and Tenant Improvements.

      The Properties are financed by long term fixed rate debt and consequently there was virtually no fluctuation in interest expense from 1995 through 1997. During 1998, $84,331,000 of Wrap Mortgages were forgiven on properties previously owned by Unaudited Partnerships resulting in a substantial decrease in interest expense between 1997 and 1998.

      The increases in depreciation and amortization between 1995 and 1999 are due to capital improvements. The net decrease between 1998 and 1999 was due to adjustments to the estimated useful lives of certain tenant improvements where the tenant had vacated prior to December 31, 1998.


            III.  YEAR 2000

      The MLP has not encountered difficulties to date with respect to the year 2000 millennium change, either internally or with third parties. The MLP will continue to monitor exposure to any year 2000 related problems.


            IV.   INDEBTEDNESS SECURED BY THE PROPERTIES

      The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 1999, the aggregate indebtedness of the MLP pursuant to the Wrap Mortgages was approximately $301 million, of which approximately $92 million constituted indebtedness under the Third Party Underlying Obligations and $83 million constituted indebtedness under the Second Mortgages. See "Item 5. IV. Certain Income Tax Considerations - A. Recognition of Gain." As of December 31, 1999, the aggregate historical cost of the Properties securing the indebtedness of the MLP mortgages was approximately $231 million.

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

      B.  THE SECOND MORTGAGES AND NOTES

        Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The approximate outstanding principal balance of the Second Mortgages as of December 31, 1999 was approximately $83 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

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

      The directors and executive officers of the General Partners are as follows:

      Edward B. Lipkin, age 54, serves as Director of the Managing General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

      Robert McKinney, age 44, serves as Director of the Equity General Partner. Mr. McKinney received a Masters of Science and Masters of Business Administration from Villanova University and Temple University, respectively.

ITEM 11.  EXECUTIVE COMPENSATION

      Neither the General Partners nor the officers of the General Partners receive compensation from the MLP. Certain administrative services related to tax and accounting service and to investor note collections were performed by the Managing General Partner on behalf of the MLP as provided in the Partnership Agreement. The amount payable to the Managing General Partner for such services aggregated $70,000, $58,000 and $58,000 for the years ended December 31, 1999, 1998 and 1997, respectively. See "Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



                         NAME & ADDRESS OF           AMOUNT AND NATURE OF
                         -----------------           ------------------------
TITLE OF CLASS           BENEFICIAL OWNER            BENEFICIAL OWNERSHIP (2)    % OF CLASS
--------------           -----------------           ------------------------     ----------
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


PERSON RECEIVING                                                                    ESTIMATED AMOUNT
COMPENSATION                        TYPE OF COMPENSATION                            OF COMPENSATION
------------                        --------------------                            ---------------
                                                  ORGANIZATIONAL PHASE
                                                  --------------------

Equity General Partner                                                              1% general partners' interest in the MLP.

                                                 OPERATIONAL PHASE
                                                 -----------------

Equity General Partner              General Partners' share of                      On an annual basis, 1% of Cash Flow from
                                    Cash Flow from Operations                       Operations.  Actual amounts will depend
                                                                                    upon future operations and are
                                                                                    not now determinable.


EBL&S Property Management, Inc.     Property Management Fees                        Annual fee of 5% of gross operating revenues
                                                                                    derived from the Properties.  Actual amounts
                                                                                    will depend upon future operations and are not
                                                                                    now determinable.

EBL&S Property Management, Inc.     Leasing Fees                                    For all obtained or renewed leases, an amount
                                                                                    equal to the fees customarily charged in the
                                                                                    geographic area of leased property. Actual
                                                                                    amounts will depend upon future operations and
                                                                                    are not now determinable.

Equity General Partner              General Partners' share                         The Equity General Partner will be allocated
                                    Of Profit and Losses                            1% of the profits and losses from MLP
                                                                                    operations.

Managing General Partner            Reimbursement of Expenses(1)                    Actual cost of goods and services utilized
                                                                                    for or by the MLP, including certain
                                                                                    administrative services performed by
                                                                                    the Managing General Partner.

                                                 LIQUIDATION PHASE
                                                 -----------------

Equity General Partner              General Partners' share                         The Equity General Partner will be
                                    of Proceeds of Sales of                         allocated 1% of the Proceeds of Sale of
                                    the Properties.                                 the Properties.

E&H Properties,                     Repayment of Indebtedness                       Actual amounts will depend on
Inc.                                secured by Second Mortgages                     the price of Properties and are
                                                                                    not now determinable.


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

      Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. An aggregate of approximately $1,162,000 was earned by the Property Manager for management fees, and an aggregate of approximately $160,000 was earned by the Property Manager for leasing fees for the fiscal year 1999.



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


            IV.  SUMMARY OF RELATIONSHIPS

      E&H Properties, Inc. owns 100% of the equity interest in EBL&S, Inc. (the Managing General Partner) and EBL&S Property Management, Inc. (the Property Manager). E&H Properties, Inc. is owned 100% by Edward B. Lipkin. Feldman International, Inc. is owned 100% by Robert McKinney. The General Partners and the Property Manager both have ongoing relationships with the MLP. E&H Properties, Inc. and the affiliates which it controls are the holders of the Second Mortgages.

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

      NPA and its principals owned 4,362 of the 100,000 units of the MLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interest in the MLP in exchange for the transfer of the Trenton property and related wraparound mortgage obligations. As a result, NPA and its principals did not own any of the 97,752 units as of December 31, 1999 and 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - II. Results of Operations - B.
Forgiveness of Wrap Mortgages During Fiscal 1998."


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

            I.  DOCUMENTS FILED AS PART OF THIS REPORT

      A.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Independent Auditors' Report..............................           F-1

      Combined Financial Statements:

        Combined Balance Sheets at December 31, 1999 and 1998...           F-2

        Combined Statements of Operations and Changes
        in Partners' Deficit for the years ended
        December 31, 1999, 1998 and 1997........................           F-3

        Combined Statements of Cash Flows for the years ended
        December 31, 1999, 1998 and 1997........................           F-4

      Notes to Combined Financial Statements....................           F-5

      Attachments

        1  Properties Effectively Owned by the MLP at
           December 31, 1999....................................          F-15

        2 Schedules II and III to the Combined Financial
           Statements...........................................          F-16


      B.  EXHIBITS

            Exhibit No.                      Description
            -----------                      -----------
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

             *10.4                           Proof of Claim and Release and
                                             Vote on Consolidation.

            **10.5                           Loan and Security Agreement
                                             between E&H Properties, Inc. and
                                             Jefferson Bank.

            **10.6                           Line of Credit Promissory
                                             Note


            II.  REPORTS ON FORM 8-K

                  Not Applicable



* Incorporated by reference from Registrant's Report on Form 10 filed July 14, 1994 (0-24816)

** Incorporated by reference from Registrant's Report on Form 10-K filed April 1, 1996 (0-24816)

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY ANALYSTS MASTER
LIMITED PARTNERSHIP
(Registrant)

By:  EBL&S, Inc., its managing general partner



     By: /s/ Edward B. Lipkin
         --------------------------------
         Edward B. Lipkin
         Director

Date:    March 27, 2000
         --------------------------------


By: Feldman International, Inc., its equity general partner



     By: /s/ Robert McKinney
         --------------------------------
         Robert McKinney
         Director


Date:    March 27, 2000
         --------------------------------


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                 Capacity                                   Date
---------                 --------                                   ----
/s/Edward B. Lipkin       Director of EBL&S, Inc.
-------------------       Principal Executive Officer,
Edward B. Lipkin          Principal Accounting Officer and
                          Principal Financial Officer                March 27, 2000




/s/Robert McKinney        Director of Feldman International, Inc.    March 27, 2000
-------------------
Robert McKinney

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of NPAMLP as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                  /s/ KPMG LLP




March 10, 2000

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             Combined Balance Sheets

                           December 31, 1999 and 1998
                                 (in thousands)


                               ASSETS                                 1999              1998
                                                                   ---------          --------
Rental property, at cost:
   Land                                                            $  15,293            16,292
   Buildings                                                         215,676           224,029
                                                                   ---------          --------

                                                                     230,969           240,321
   Less:  accumulated depreciation                                   114,302           113,228
                                                                   ---------          --------

         Rental property, net                                        116,667           127,093

Cash and cash equivalents                                              2,527             2,190
Restricted cash                                                        2,316             3,459
Tenant accounts receivable, net of allowance of $30 for
   both 1999 and 1998                                                    312               179
Unbilled rent receivable                                                 531               850
Tenant leasing costs                                                      50                76
Accounts receivable and other assets                                   1,684             1,057
                                                                   ---------          --------

Total assets                                                       $ 124,087           134,904
                                                                   =========          ========

                 LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable                                       $ 300,782           318,555
Less:  unamortized discount based on imputed interest rate
   of 12%                                                            156,559           169,290
                                                                   ---------          --------

         Wraparound mortgages payable less
           unamortized discount                                      144,223           149,265

Due to Pension Groups                                                    189                --
Other borrowings                                                         770               445
Deferred revenue                                                         556               331
Accounts payable and other liabilities                                 1,989             1,780
Finance lease obligation                                               2,650             2,650
Deposit on sale of property                                            2,051             2,051
                                                                   ---------          --------

         Total liabilities                                           152,428           156,522

Partners' deficit                                                    (28,341)          (21,618)
                                                                   ---------          --------

Total liabilities and partners' deficit                            $ 124,087           134,904
                                                                   =========          ========


See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

       Combined Statements of Operations and Changes in Partners' Deficit

                  Years ended December 31, 1999, 1998 and 1997
                      (in thousands, except per-unit data)


                                                            1999             1998              1997
                                                          --------          -------          --------
Income:
   Rental income                                          $ 19,533           21,782            22,876
   Other charges to tenants                                  5,563            6,682             6,884
   Interest income                                             228              200               136
   Other income                                                150               62                97
                                                          --------          -------          --------

         Total income                                       25,474           28,726            29,993
                                                          --------          -------          --------

Operating expenses:
   Interest expense                                         16,596           18,035            23,038
   Real estate taxes                                         4,501            4,934             6,468
   Management fees                                           1,162            1,216             1,292
   Common area maintenance expenses                          1,939            1,922             2,389
   Ground rent                                                 479              528               627
   Repairs and maintenance                                     291              407               583
   General and administrative                                  753              879               438
   Depreciation and amortization                             7,301            8,141             8,865
                                                          --------          -------          --------

         Total operating expenses                           33,022           36,062            43,700
                                                          --------          -------          --------

         Operating loss                                     (7,548)          (7,336)          (13,707)

Other expense:
   Net loss on disposition of properties                    (3,415)         (11,894)             (866)
   Write-down of rental property                                --               --            (1,000)
                                                          --------          -------          --------

         Loss before extraordinary gain                    (10,963)         (19,230)          (15,573)

Extraordinary gain:
   Forgiveness of wraparound mortgages payable on
     disposition of properties                               4,240           51,183               373
                                                          --------          -------          --------

         Net (loss) income                                  (6,723)          31,953           (15,200)

Partners' deficit:
   Beginning of year                                       (21,618)         (53,571)          (38,371)
                                                          --------          -------          --------

   End of year                                            $(28,341)         (21,618)          (53,571)
                                                          ========          =======          ========

Net (loss) income per unit                                $ (68.78)          322.55           (152.00)
                                                          ========          =======          ========

Weighted average units outstanding                          97,752           99,063           100,000
                                                          ========          =======          ========


See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                        Combined Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                        1999             1998             1997
                                                                      -------          -------          -------
Cash flows from operating activities:
   Net (loss) income                                                  $(6,723)          31,953          (15,200)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation                                                     7,148            7,937            8,604
       Amortization of discount                                         7,167            7,135           11,071
       Net (gain) loss on disposition of properties including
         forgiveness of wraparound mortgages payable                     (825)         (36,946)             493
       Write-down of rental property                                       --               --            1,000
       (Increase) decrease in tenant accounts receivable, net            (133)            (126)             800
       Decrease in unbilled rent receivable                               319               32              558
       Decrease in tenant leasing costs                                    26               41              206
       (Increase) decrease in accounts receivable and
         other assets                                                    (627)            (390)             243
       Increase (decrease) in accounts payable and
         other liabilities                                                209             (581)            (636)
       Increase (decrease) in deferred revenue                            225              (65)             148
                                                                      -------          -------          -------

         Net cash provided by operating activities                      6,786            8,990            7,287
                                                                      -------          -------          -------

Cash flows from financing activities:
     Payments on wraparound mortgages                                  (7,969)          (7,712)          (9,617)
     Repayment of advances to the Pension Groups                           --               --               --
     Increase (decrease) in due to Pension Groups                         189           (1,954)             784
     Proceeds (payments) from other borrowings                            325             (148)             358
     Proceeds from additional debt                                         --            2,363              653
                                                                      -------          -------          -------

         Net cash used in financing activities                         (7,455)          (7,451)          (7,822)
                                                                      -------          -------          -------

Cash flows from investing activities:
     Disposition of properties                                          2,114            3,948            1,736
     Improvements to rental property                                   (2,251)          (1,929)          (1,618)
     Decrease in deposit on sale of property                               --             (389)              --
                                                                      -------          -------          -------

         Net cash (used in) provided by investing activities             (137)           1,630              118
                                                                      -------          -------          -------

         (Decrease) increase in cash and cash equivalents                (806)           3,169             (417)

Cash and cash equivalents:
   Beginning of year                                                    5,649            2,480            2,897
                                                                      -------          -------          -------

   End of year                                                        $ 4,843            5,649            2,480
                                                                      =======          =======          =======

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                           $ 9,429           10,900           11,967
                                                                      =======          =======          =======

Supplemental disclosure of noncash activities:
   Reduction in wraparound mortgages from forgiveness
     of debt, net of related discount                                 $ 4,240           51,183              373
                                                                      =======          =======          =======


See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1999, 1998 and 1997
                             (dollars in thousands)


(1)  FORMATION AND DESCRIPTION OF BUSINESS

     National Property Analysts Master Limited Partnership (NPAMLP), a limited partnership, was formed effective January 1, 1990. NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner, and Feldman International, Inc. (FII), the equity general partner (note 8). EBL&S, Inc. assigned its economic interest as general partner to FII on September 30, 1998.

     The properties included in NPAMLP consist primarily of shopping centers and free-standing, single-tenant retail stores with national retailers as prime tenants. The ownership and operations of these properties have been combined in NPAMLP pursuant to a consolidation (the Consolidation) of properties owned by certain limited partnerships (the Electing Partnerships) previously sponsored by National Property Analysts, Inc. and its affiliates (NPA). NPAMLP intends to hold the properties until such time as it is deemed prudent to dispose of them. The precise timing of disposition of the properties is at the discretion of the managing general partner. However, in accordance with the partnership agreement, the partnership will terminate on December 31, 2015. It is anticipated that as a result of the sale of the properties, the limited partners will have to report substantial taxable income without the corresponding receipt of any cash proceeds.

     The properties were originally purchased by the Electing Partnerships from unaffiliated limited partnerships owned by various pension and profit sharing trusts, whose interests were subsequently acquired by Main Line Pension Group (MLPG). Properties were purchased by the Electing Partnerships subject to existing senior mortgages in favor of the sellers or unaffiliated third parties. In connection with the acquisition of the properties, wraparound mortgages were delivered by the Electing Partnerships to MLPG which were subordinate to the third-party underlying mortgage obligations and other second mortgages. Neither these third-party underlying obligations nor the second mortgages represented direct financial obligations of the Electing Partnerships. The Electing Partnerships were required to make payments on the wraparound mortgages to MLPG, which was required to make payments on the underlying obligations.

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

     In connection with the Consolidation, NPAMLP, MLPG and certain affiliates entered into a restructuring agreement to modify the terms of repayment of the wraparound notes. The restructuring agreement provided that all wraparound notes which were originally secured by wraparound mortgages on properties owned by Electing Partnerships that were audited by the Internal Revenue Service (the Audited Partnerships) are cross-collateralized by all other wraparound mortgages on other Audited Partnerships. In addition, all wraparound notes which were originally secured by wraparound mortgages on properties owned by Electing Partnerships that were not audited by the Internal Revenue Service (the Unaudited Partnerships) are cross-collateralized by all other wraparound mortgages on other Unaudited Partnerships.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1999, 1998 and 1997
                             (dollars in thousands)


     Effective October 1, 1998, National Property Analysts Employee Partnership (NPAEP) and Penn Valley Pension Group (PVPG) acquired the interest of MLPG in certain wraparound mortgages. MLPG, NPAEP and PVPG are collectively referred to as the Pension Groups (note 6).

     The wraparound mortgages provide for a sharing of cash from the proceeds of sales of properties. The wraparound mortgages generally provide that the limited partners of NPAMLP receive 40% of the net proceeds, if any, from the sale of properties after repayment of the third-party underlying mortgage obligations once the net proceeds, as defined in the restructuring agreement, from the sale of properties exceed a threshold amount of $45,000 (the threshold).

     Through December 31, 1999, NPAMLP sold properties that generated approximately $36,422 in net proceeds that have been applied as a reduction of the threshold amount. NPAMLP has not distributed any sales proceeds to its partners since its organization.

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

     NPAMLP has working capital as of December 31, 1999, of approximately $495, excluding amounts due to the managing general partner and the Pension Groups of $796 and $189, respectively. NPAMLP may not have sufficient working capital reserves to satisfy mortgage obligations. NPAMLP has $2,527 of unrestricted cash and $480 available under line of credit agreements at December 31, 1999, to meet its short-term obligations. Through December 31, 1999, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wraparound mortgage have released their liens. In addition, as of December 31, 1999, the managing general partner has advanced approximately $796 to NPAMLP. The managing general partner does not have the financial wherewithal to continue to advance funds to NPAMLP and may in fact require the repayment of the advances for its own operational needs. As a result, it may be necessary for NPAMLP to sell properties. In the event that NPAMLP is not able to obtain refinancing commitments and loan extensions from the existing senior mortgage lenders or refinancing from alternative lenders, the properties could be lost to foreclosure.


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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1999, 1998 and 1997
                             (dollars in thousands)


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

         NPAMLP adopted SFAS No. 121 on January 1, 1996. In 1997, the estimated undiscounted cash flows from the Las Vegas, Nevada and East Greenbush, New York properties indicated that a write-down to fair market value of $1,000 was required, which is included in the combined statements of operations as write-down of rental property. The estimated fair values of these properties were determined by management based on projected cash flows and market trends.

     (b) RESTRICTED CASH

         Restricted cash consists principally of amounts held in escrow for capital improvements, real estate taxes and insurance expenses and amounts due from various bank trust departments in connection with certain property rents that are assigned to these banks in order to satisfy the debt service on the underlying mortgage obligations. The banks' trust departments periodically remit excess funds to NPAMLP as required under the respective trust agreements. Restricted cash also includes amounts held in reserve for tenant security deposits received.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1999, 1998 and 1997
                             (dollars in thousands)


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

         In accordance with SFAS No. 107, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 1999 and 1998.

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


(3)  OTHER BORROWINGS

     During 1996, NPAMLP secured a $1,000 revolving line of credit with a bank secured by certain properties. The maximum amount outstanding under the line of credit was $593 during the years ended December 31 1998 and 1997. During 1998, this line of credit was paid in full and expired under its terms.

     During 1995, NPAMLP negotiated with E&H Properties, Inc. (E&H), a related party (note 8), for E&H to advance up to $1,000 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. The line bears interest based on a variable rate (11.25% at December 31, 1999) and has no expiration date. The amounts advanced to NPAMLP are not directly secured by any collateral; however, the East Haven, Connecticut property (with a net book value of rental property of $4,421 and a wraparound mortgage payable of $6,519 at December 31, 1999) has been pledged to secure a line of credit extended to E&H by a bank, which enables E&H to make advances to NPAMLP. As of December 31, 1999, $770 was owed by NPAMLP and E&H under this line of credit, respectively. The maximum amount outstanding under this line of credit during the year ended December 31, 1999, was $770 for NPAMLP and E&H, respectively. As of December 31, 1998, $445 was owed by NPAMLP and E&H under this line of credit, respectively. The maximum amount outstanding under this line of credit during the year ended December 31, 1998, was $445 for NPAMLP and E&H, respectively. During 1997, there were no advances to NPAMLP.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1999, 1998 and 1997
                             (dollars in thousands)


     During 1999, NPAMLP negotiated with E&H for E&H to advance up to an additional $250 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. This additional line bears interest based on the prime rate (8.50% at December 31, 1999), and is scheduled to expire May 2001. The amounts advanced to NPAMLP are secured by a $250 second mortgage on the Sault Ste. Marie, Michigan property. During 1999, there were no advances to NPAMLP and no borrowings from E&H under this additional line of credit.


(4)  TENANT LEASES

     At December 31, 1999, NPAMLP effectively owns and operates 48 properties (49 at December 31, 1998), as listed in Attachment 1, that are comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 180 tenants under various lease agreements which are treated as operating leases.

     In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance, and renewal options. The leases expire under their original terms at various dates over the next 17 years.

     Future minimum lease rentals to be received under noncancelable leases are approximately:


                        2000                          $ 16,243
                        2001                            15,246
                        2002                            14,075
                        2003                            12,707
                        2004                            10,669
                        Thereafter                      32,017


     Rental income includes approximately $1,356, $1,113 and $856 related to percentage rents for the years ended December 31, 1999, 1998 and 1997, respectively.


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

     During the term of the 1991 ground leases, including renewal options, NPAMLP is responsible for maintaining the buildings and building improvements, as well as making the respective mortgage payments. Under the terms of sale, at the expiration of the respective 1991 ground leases, including renewal options, title to the buildings will be conveyed to the buyer with no additional consideration

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1999, 1998 and 1997
                             (dollars in thousands)


     and any amounts still outstanding under the respective wraparound mortgages will remain the liability of NPAMLP.

     Aggregate proceeds from the five land sales were $2,650 and are recorded as a finance lease obligation. The amounts paid in accordance with the 1991 ground leases are recorded as interest expense. Any gain arising from this transaction will be recognized at the date upon which title to the buildings is conveyed to the buyer.

     Future minimum lease payments under all noncancelable ground leases as of December 31, 1999, are approximately:

                        2000                         $   677
                        2001                             672
                        2002                             672
                        2003                             529
                        2004                             431
                        Thereafter                     2,276

     Total rental expense for ground leases for the years ended December 31, 1999, 1998 and 1997, was approximately $479, $528, and $627, respectively. In addition, $262, $263 and $255 was recorded as interest expense for the years ended December 31, 1999, 1998 and 1997, respectively.


(6)  WRAPAROUND MORTGAGES

     The properties combined in NPAMLP are subject to nonrecourse wraparound mortgages. The wraparound mortgages are cross-collateralized among the properties owned by NPAMLP as described in note 1. The wraparound mortgages are secured by liens on the properties and are subordinate to the third-party underlying mortgage obligations and the purchase money mortgages (note 8), collectively the senior mortgage obligations. The wraparound mortgages are payable to the Pension Groups, and the Pension Groups are liable to the holders of the senior mortgage obligations.

     As stated in note 1, NPAEP and PVPG acquired the interest of MLPG in certain wraparound mortgages. Each wraparound mortgage is secured by liens on specific properties and is subordinate to the senior mortgage obligations as stated above.

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

     Through December 31, 1997, MLPG had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by Audited Partnerships. In 1998, MLPG agreed to forgive certain wraparound mortgages remaining after the disposition of properties that were owned by Unaudited Partnerships. For the years ended December 31, 1999, 1998 and 1997, wraparound

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1999, 1998 and 1997
                             (dollars in thousands)


     mortgage obligations of approximately $9,804, $36,523 and $5,180 with related discounts of $5,564, $16,389 and $4,807, respectively, were forgiven in connection with various property dispositions. The aggregate of $4,240, $20,134 and $373 is included in Extraordinary Gain from Forgiveness of wraparound mortgages payable on disposition of properties for the years ended December 31, 1999, 1998 and 1997, respectively.

     The wraparound mortgages have maturity dates varying from August 2009 to December 2013 and stated interest rates varying from 0% to 10%.

     Certain wraparound mortgages are fully amortized over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations. Also, the Pension Groups have balloon payments due on the third-party underlying mortgage obligations, which aggregate approximately $1,927 during the year ended December 31, 2000. Discussions and negotiations with the lenders for these properties are in process; however, there can be no assurance that loan extensions will be successfully negotiated with these lenders.

     Wraparound mortgage principal payment requirements for the next five years are approximately:

                         2000                         $ 6,969
                         2001                           7,038
                         2002                           7,466
                         2003                           7,181
                         2004                           7,444

(7)  PROPERTY SUBJECT TO SALES CONTRACTS

     During the years ended December 31, 1990 and 1995, NPAMLP sold options for the purchase of two and three rental properties, respectively. The 1990 options provide that title to the land and buildings will be conveyed to the holder of the options without additional consideration on November 14, 2003, and December 11, 2006. The 1995 options provided that title to the land and buildings would be conveyed to the holder of the options without additional consideration on July 13, 1998, October 31, 1998, and June 30, 2003. Aggregate proceeds received from the sale of the options were $2,440 and were recorded as a deposit on sale of property. Estimated losses arising from these transactions have already been recognized by NPAMLP. Any gain arising from these transactions is recognized at the date upon which title to the land and buildings is conveyed to the buyer. During 1998, the Las Vegas, Nevada and La Mesa, California properties were conveyed to the holder of the option without additional consideration. As a result, $389 was recognized as a net gain on disposition of properties and the deposit on sale of property was reduced to $2,051 as of December 31, 1998.


(8)  RELATED-PARTY TRANSACTIONS

     NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner and FII, the equity general partner. EBL&S, Inc. assigned its economic interest as general partner to FII, and FII was admitted as the equity general partner on September 30, 1998. EBL&S, Inc. is owned by E&H Properties, Inc.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1999, 1998 and 1997
                             (dollars in thousands)


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

     In addition, certain administrative services were performed by EBL&S on behalf of NPAMLP as provided for in NPAMLP's Partnership Agreement. Amounts earned by EBL&S for the years ended December 31 were as follows:

                                       1999          1998          1997
                                      ------         -----         -----
     Property management fees         $1,162         1,196         1,292
     Leasing commissions                 160            63           108
     Administrative services              70            58            58
                                      ------         -----         -----
                                      $1,392         1,317         1,458
                                      ======         =====         =====

     Included in accounts payable and other liabilities at December 31, 1999 and 1998, was approximately $796 and $573, respectively, that was owed to EBL&S for property management fees, leasing commissions, administrative services and cash advances for debt service.

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

     During 1998, the third-party underlying mortgage obligation on the North Augusta, South Carolina property was acquired by E&H for its remaining principal balance as of the date of acquisition. The mortgage was extended and fully amortized on October 1, 1999.

     NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interests in NPAMLP in exchange for the transfer of the Trenton, New Jersey property and related wraparound mortgage obligations. As a result, NPA and its principals did not own any of the 97,752 units of NPAMLP at December 31, 1999 and 1998.

     NPA holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $83,156 at December 31, 1999 and 1998.


(9)  COMMITMENTS AND CONTINGENCIES

     Upon NPAMLP's formation, the titles of the properties of the Electing Partnerships were to be transferred to NPAMLP. State and local laws vary with respect to transfer taxes and are susceptible to varying interpretations. NPAMLP's interpretation of the laws relating to these transfer taxes could result in significant adjustments if successfully challenged by the respective taxing authority; however, a reasonable estimation of the potential liability, if any, cannot be made at this time.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Notes to Combined Financial Statements

                        December 31, 1999, 1998 and 1997
                             (dollars in thousands)


     NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the managing general partner, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP's financial position, results of operations or liquidity.

     Certain scheduled payments on third-party underlying mortgage obligations discussed in note 1 have not been made on the Borger, Texas; Crescent City, California; Fairfield, Iowa; Federal Way, Washington; Huron, South Dakota; Wahpeton, North Dakota; and Washington, Iowa properties at December 31, 1999.

     In October 1998, the third-party underlying mortgage obligations on the Borger and Federal Way properties matured and had balloon payments due. In May 1999, the loan on the Crescent City property matured and had a balloon payment due. As of December 31, 1999, the mortgagees declared the loans to be in default. In February 2000, NPAMLP negotiated and received alternative financing for these properties.

     On June 30, 1999, the mortgage on the Fairfield, Huron, Wahpeton and Washington properties matured and had a balloon payment due. These properties are encumbered by the same mortgage and the Fairfield, Wahpeton and Washington properties were leased to the same tenant as of December 31, 1999. The tenant at these properties is seeking to enforce a provision of its lease whereby NPAMLP, as landlord, would be required to convey the four properties at a price defined in the lease. NPAMLP disputes this interpretation of the lease and in July 1999, filed an action for declaratory judgement in the United States District Court for the Eastern District of Pennsylvania to resolve this matter. If NPAMLP were required to convey these four properties, it would result in a loss on disposition of properties of approximately $85.


(10) MAJOR TENANTS

     During the years ended December 31, 1999, 1998 and 1997, one tenant accounted for approximately 55%, 55% and 50% of the rental income of NPAMLP, respectively. Four of the stores occupied by this tenant had been vacated as of December 31, 1999; however, the tenant has continued to make rental payments under the terms of its leases at these properties while it attempts to market the space to other users. The tenant remains obligated under the terms of its leases at these four properties for terms ranging from two to eighteen years.


(11) EXCHANGE OF PROPERTIES

     During the year ended December 31, 1999, the Minot, North Dakota property was sold in a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. This transaction is scheduled to be completed in the second quarter of 2000. As a result of the sale, a gain of $171 was recognized during 1999.

(12) PARTNERS' DEFICIT

     Following is a summary of the combined changes in partners' deficit for the three years ended December 31, 1999 (in thousands except unit data):


                                                    UNITS                                      PARTNERS' DEFICIT
                                   ----------------------------------------       -----------------------------------------
                                   GENERAL         LIMITED                         GENERAL         LIMITED
                                   PARTNERS        PARTNERS           TOTAL        PARTNERS        PARTNERS           TOTAL
                                   --------        --------           -----        --------        --------           -----
     December 31, 1996               1,000           99,000          100,000         $(384)         (37,987)         (38,371)

     Net loss                           --               --               --          (152)         (15,048)         (15,200)
                                    ------          -------          -------         -----          -------          -------

     December 31, 1997               1,000           99,000          100,000          (536)         (53,035)         (53,571)

     Net income                         --               --               --           320           31,633           31,953

     Redemption of units                --           (2,248)          (2,248)           --               --               --
                                    ------          -------          -------         -----          -------          -------

     December 31, 1998               1,000           96,752           97,752          (216)         (21,402)         (21,618)

     Net loss                           --               --               --           (67)          (6,656)          (6,723)
                                    ------          -------          -------         -----          -------          -------

     December 31, 1999               1,000           96,752           97,752         $(283)         (28,058)         (28,341)
                                    ======          =======          =======         =====          =======          =======

                                                                    ATTACHMENT 1

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                            (A LIMITED PARTNERSHIP)

         Properties Effectively Owned by NPAMLP at December 31, 1999(1)


                               PROPERTY LOCATION
--------------------------------------------------------------------------------

Ardmore, OK              Huntsville, AL*             O'Fallon, MO
Borger, TX               Huron, SD                   Philadelphia, PA*+
Bowling Green, OH        Hutchinson, MN              San Mateo, CA*
Cahokia, IL              Independence, MO            Sault Ste. Marie, MI
Chesapeake, VA*+         International Falls, MN     Seven Hills, OH*+
Clackamas, OR**          Kalamazoo, MI*+             Sparks, NV**
Cottage Grove, MN        Lake Mary, FL               Steger, IL
Crescent City, CA        Lockport, IL                Taylorville, IL
Dunmore, PA*             Marquette, MI*              Urbana, IL
East Haven, CT           Maryville, MO*              Wahpeton, ND
Escanaba, MI             Menominee, MI*              Washington, IA
Fairborn, OH*+           New Hope, MN                Waverly, OH
Fairfield, IA            Newberry, SC                Wheelersburg, OH
Federal Way, WA          North Augusta, SC*          Yazoo City, MS
Fond du Lac, WI          North Sarasota, FL
Fort Wayne, IN**         Oak Lawn, IL*
Huntington, WV           Ocala, FL

 * Properties with ground leases (note 5).
** Property subject to sales contracts (note 7).
 + Land sales (note 5).

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

                                                                     SCHEDULE II

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                            (A LIMITED PARTNERSHIP)

                   Combined Valuation and Qualifying Accounts

                        December 31, 1999, 1998 and 1997
                                 (in thousands)

                                      BALANCE,   ADDITIONS                  BALANCE,
                                     BEGINNING   CHARGED TO                  END OF
                                      OF YEAR    OPERATIONS    DEDUCTIONS     YEAR
                                     ---------   ----------    ----------   --------
Allowance for doubtful accounts:
   Year ended December 31, 1997        $  20         10            --          30
   Year ended December 31, 1998           30         --            --          30
   Year ended December 31, 1999           30         --            --          30

                                                                    SCHEDULE III

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                            (A LIMITED PARTNERSHIP)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                                               COST CAPITALIZED
                                                                            (WRITTEN OFF) SUBSEQUENT
                                                     INITIAL COST                 TO ACQUISITION
                                               ------------------------     -------------------------
                                                          BUILDINGS AND                 BUILDINGS AND
PROPERTY LOCATION             ENCUMBRANCES       LAND     IMPROVEMENTS        LAND      IMPROVEMENTS
-----------------             ------------     --------   -------------     --------   --------------
Ardmore, OK                   $     7,280          750       14,989             --            (37)
Borger, TX                            694          106        1,143             --             --
Bowling Green, OH                   4,946          496        5,270             --             35
Cahokia, IL                            --          600        5,800           (578)        (5,790)
Chesapeake, VA                      3,671          416        4,798             --             --
Clackamas, OR                       1,137          124        3,091             --             --
Cottage Grove, MN                   6,718          740        5,550            (84)         4,537
Crescent City, CA                   1,536          129        2,220             --             --
Dunmore, PA                           732           --        1,350             --             --
East Haven, CT                      3,535          447        4,883             --          2,361
Escanaba, MI                        1,038          159        1,616             --             --
Fairborn, OH                        3,399          377        4,961             --             10
Fairfield, IA                         244           45          461             --             --
Federal Way, WA                     2,579           86        1,894             --             --
Fond du Lac, WI                     5,167          760        7,721            (24)           179
Fort Wayne, IN                      4,015          575        6,616             --             --
Huntington, WV                      2,518          336        3,649             --            467
Huntsville, AL                      1,291           --        1,904             --            144
Huron, SD                             316           58          598             --             --
Hutchinson, MN                      1,939          179        3,304             --             --
Independence, MO                    2,877          394        3,550             --            446
International Falls, MN             1,742          179        3,071             --             --
Kalamazoo, MI                       2,617          250        4,850             --            252
Lake Mary, FL                       5,121        1,310        7,422             --             --
Lockport, IL                        2,195          286        2,572             --            464
Marquette, MI                       7,978           --        5,700             --          8,565
Maryville, MO                         220           --        1,248             --             78
Menominee, MI                       1,883           --        2,722             --            100
New Hope, MN                        3,219          357        3,774             --            390
Newberry, SC                        1,723          201        2,192             --             --
North Augusta, SC                   1,995          100        2,900             --             --
North Sarasota, FL                  4,802          459        5,686             --            256
O'Fallon, MO                        3,185          343        3,626             --             56
Oak Lawn, IL                        6,099           --        9,029             --            178
Ocala, FL                           2,498          417        3,301             --             --
Philadelphia, PA                    3,628          529        5,859             --            202



                                            BUILDINGS AND                 ACCUMULATED       DATE OF
PROPERTY LOCATION                  LAND     IMPROVEMENTS       TOTAL      DEPRECIATION    ACQUISITION    LIFE          METHOD
-----------------                --------   -------------     --------   --------------   -----------   ------      -------------
Ardmore, OK                          750        14,952         15,702         8,041           09/83      Varies     Varies
Borger, TX                           106         1,143          1,249           619           10/83      30 years   Straight line
Bowling Green, OH                    496         5,305          5,801         3,328           02/81      Varies     Varies
Cahokia, IL                           22            10             32             2           10/82      Varies     Varies
Chesapeake, VA                       416         4,798          5,214         2,772           09/82      30 years   Straight line
Clackamas, OR                        124         3,091          3,215         1,683           09/83      30 years   Straight line
Cottage Grove, MN                    656        10,087         10,743         3,782           11/81      Varies     Varies
Crescent City, CA                    129         2,220          2,349         1,221           07/83      30 years   Straight line
Dunmore, PA                           --         1,350          1,350         1,106           06/75      30 years   Straight line
East Haven, CT                       447         7,244          7,691         3,270           08/80      Varies     Varies
Escanaba, MI                         159         1,616          1,775           929           10/82      30 years   Straight line
Fairborn, OH                         377         4,971          5,348         2,896           07/82      Varies     Varies
Fairfield, IA                         45           461            506           243           03/84      30 years   Straight line
Federal Way, WA                       86         1,894          1,980         1,184           04/81      30 years   Straight line
Fond du Lac, WI                      736         7,900          8,636         4,445           10/82      Varies     Varies
Fort Wayne, IN                       575         6,616          7,191         3,529           01/84      30 years   Straight line
Huntington, WV                       336         4,116          4,452         1,940           10/84      Varies     Varies
Huntsville, AL                        --         2,048          2,048         1,017           03/84      Varies     Varies
Huron, SD                             58           598            656           316           03/84      30 years   Straight line
Hutchinson, MN                       179         3,304          3,483         1,826           06/83      30 years   Straight line
Independence, MO                     394         3,996          4,390         2,302           05/81      Varies     Varies
International Falls, MN              179         3,071          3,250         1,689           07/83      30 years   Straight line
Kalamazoo, MI                        250         5,102          5,352         3,204           09/80      Varies     Varies
Lake Mary, FL                      1,310         7,422          8,732           962           12/94      Varies     Varies
Lockport, IL                         286         3,036          3,322         1,587           07/82      Varies     Varies
Marquette, MI                         --        14,265         14,265         5,777           05/83      Varies     Varies
Maryville, MO                         --         1,326          1,326           685           11/83      Varies     Varies
Menominee, MI                         --         2,822          2,822         1,657           10/81      Varies     Varies
New Hope, MN                         357         4,164          4,521         2,396           03/81      Varies     Varies
Newberry, SC                         201         2,192          2,393         1,114           10/84      30 years   Straight line
North Augusta, SC                    100         2,900          3,000         1,917           03/80      30 years   Straight line
North Sarasota, FL                   459         5,942          6,401         3,679           11/80      Varies     Varies
O'Fallon, MO                         343         3,682          4,025         2,279           03/81      Varies     Varies
Oak Lawn, IL                          --         9,207          9,207         5,574           10/81      Varies     Varies
Ocala, FL                            417         3,301          3,718         1,862           02/83      30 years   Straight line
Philadelphia, PA                     529         6,061          6,590         3,863           08/80      Varies     Varies


                                      F-17                           (Continued)

                                                                    SCHEDULE III

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                                COST CAPITALIZED
                                                                              (WRITTEN OFF) SUBSEQUENT
                                                          INITIAL COST            TO ACQUISITION
                                                     -----------------------   -----------------------
                                                               BUILDINGS AND           BUILDINGS AND               BUILDINGS AND
PROPERTY LOCATION                  ENCUMBRANCES       LAND     IMPROVEMENTS    LAND     IMPROVEMENTS      LAND      IMPROVEMENTS
-----------------                  ------------       ----     ------------    ----     ------------      ----      ------------
San Mateo, CA                        $  2,746            --         6,672        --            --             --         6,672
Sault Ste. Marie, MI                    1,916           375         2,816        --            --            375         2,816
Seven Hills, OH                         2,056           371         3,771        --            --            371         3,771
Sparks, NV                             11,248         1,648        20,409        --            --          1,648        20,409
Steger, IL                              2,298           332         2,489        --            28            332         2,517
Taylorville, IL                         2,505           492         3,696        --           118            492         3,814
Urbana, IL                              3,639           633         4,753        --            91            633         4,844
Wahpeton, ND                              304            56           577        --            --             56           577
Washington, IA                            228            41           431        --            --             41           431
Waverly, OH                             2,519           471         2,920        --           169            471         3,089
Wheelersburg, OH                        1,279           194         2,081        --           213            194         2,294
Yazoo City, MS                          2,549           158         1,820        --           409            158         2,229
                                     --------        ------       -------      ----        ------         ------       -------
                 Total               $137,824        15,979       201,755      (686)       13,921         15,293       215,676
                                     ========        ======       =======      ====        ======         ======       =======
Cross-collateralized wraparound
    mortgages on properties
    previously disposed              $  6,399
                                     --------
                                     $144,223
                                     ========


                                                    ACCUMULATED       DATE OF
PROPERTY LOCATION                       TOTAL       DEPRECIATION     ACQUISITION     LIFE             METHOD
-----------------                       -----       ------------     -----------     ----             ------
San Mateo, CA                             6,672         4,040           11/81       30 years        Straight line
Sault Ste. Marie, MI                      3,191         1,612           11/82       30 years        Straight line
Seven Hills, OH                           4,142         2,168           10/82       30 years        Straight line
Sparks, NV                               22,057        10,998           11/83       30 years        Straight line
Steger, IL                                2,849         1,512           11/81       Varies          Varies
Taylorville, IL                           4,306         2,158           11/82       Varies          Varies
Urbana, IL                                5,477         2,727           11/82       Varies          Varies
Wahpeton, ND                                633           305           03/84       30 years        Straight line
Washington, IA                              472           228           03/84       30 years        Straight line
Waverly, OH                               3,560         1,696           10/82       Varies          Varies
Wheelersburg, OH                          2,488         1,189           10/83       Varies          Varies
Yazoo City, MS                            2,387           973           09/84       Varies          Varies
                                        -------       -------
                 Total                  230,969       114,302
                                        =======       =======


Properties consist primarily of shopping centers and free standing, single tenant retail stores.

Depreciation of NPAMLP's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

    Base building.......  30 years       Building components.....  15-39 years

The aggregate cost for federal income tax purposes was approximately $14,347 at December 31, 1999.

The changes in total real estate assets and accumulated depreciation for the years ended December 31, are as follows:

                                     TOTAL REAL ESTATE ASSETS
                             ----------------------------------------------
                               1999              1998              1997
                             ---------         ---------         ---------
Beginning Balance            $ 240,321           273,734           277,585
Improvements                     2,251             1,929             1,618
Acquisitions                      --                --                  41
Disposals/write-downs          (11,603)          (35,342)           (5,510)
                             ---------         ---------         ---------
                             $ 230,969           240,321           273,734
                             =========         =========         =========


                                             ACCUMULATED DEPRECIATION
                                   ---------------------------------------------
                                      1999              1998              1997
                                   ---------         ---------         ---------
Beginning Balance                  $ 113,228           122,448           115,711
Depreciation - Original                6,526             7,150             7,950
Depreciation - Improvements              622               787               654
Disposals                             (6,074)          (17,157)           (1,867)
                                   ---------         ---------         ---------
                                   $ 114,302           113,228           122,448
                                   =========         =========         =========