Form 10-Q
period 2000-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2000-05-12
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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

                                    Yes  X    No
                                        ---      ---

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest                        97,752 units
-------------------------------------              -----------------------------
             (Class)                               (Outstanding at May 12, 2000)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Combined Balance Sheets
     March 31, 2000 and December 31, 1999                                     3

   Combined Statements of Operations and Changes in
   Partners' Deficit
    Three Months ended March 31, 2000 and 1999                                4

   Combined Statements of Cash Flows
    Three Months ended March 31, 2000 and 1999                                5

   Notes to Combined Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                                7


PART II.  OTHER INFORMATION
--------  -----------------

  Item 6.  Reports on Form 8-K                                                9


SIGNATURES                                                                   10
----------

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   MARCH 31,  DECEMBER 31,
                                                     2000        1999
                      ASSETS                      (UNAUDITED)
                                                  ------------------------
Rental property, at cost:
  Land                                            $ 15,474       $ 15,293
  Buildings                                        217,914        215,676
                                                  -----------------------
                                                   233,388        230,969
  Less: accumulated depreciation                   116,070        114,302
                                                  -----------------------
    Rental property, net                           117,318        116,667

Cash and cash equivalents                            2,816          2,527
Restricted cash                                      3,155          2,316
Tenant accounts receivable, net of allowance
  of $30 - 2000 and 1999                               489            312
Unbilled rent receivable                               521            531
Tenant leasing costs                                    45             50
Accounts receivable and other assets                 1,257          1,684
                                                  -----------------------

Total assets                                      $125,601       $124,087
                                                  =======================

        LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable                      $302,605       $300,782
Less: unamortized discount based on imputed
  interest rate of 12%                             154,545        156,559
                                                  -----------------------
    Wraparound mortgages payable less
      unamortized discount                         148,060        144,223

Due to Pension Groups                                   --            189
Other borrowings                                       770            770
Deferred revenue                                       624            556
Accounts payable and other liabilities               1,932          1,989
Finance lease obligation                             2,650          2,650
Deposit on sale of property                          2,051          2,051
                                                  -----------------------

Total liabilities                                  156,087        152,428

Partners' deficit                                  (30,486)       (28,341)
                                                  -----------------------

Total liabilities and partners' deficit           $125,601       $124,087
                                                  =======================

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                     THREE MONTHS
                                                         ENDED
                                                       MARCH 31,
                                               -----------------------
                                                 2000            1999
                                               -----------------------
Income:
  Rental income                                $  4,838       $  4,585
  Other charges to tenants                        1,375          1,274
  Interest income                                    59             52
                                               -----------------------
      Total income                                6,272          5,911
                                               -----------------------

Operating expenses:
  Interest expense                                4,105          4,069
  Real estate taxes                               1,231          1,172
  Management fees                                   274            299
  Common area maintenance expenses                  660            565
  Ground rent                                       165            158
  Repairs and maintenance                            85            153
  General and administrative                         95            131
  Depreciation and amortization                   1,802          1,828
                                               -----------------------
      Total operating expenses                    8,417          8,375
                                               -----------------------

      Operating loss                             (2,145)        (2,464)

Other expense:
  Net loss on disposition of properties              --         (1,478)
                                               -----------------------

      Loss before extraordinary gain             (2,145)        (3,942)

Extraordinary gain:
  Forgiveness of wraparound mortgages
    payable on dispositions of properties            --          2,074
                                               -----------------------

      Net loss                                   (2,145)        (1,868)

Partners' deficit:
  Beginning of period                           (28,341)       (21,618)
                                               -----------------------

  End of period                                $(30,486)      $(23,486)
                                               =======================

Net loss per unit                              $ (21.94)      $ (19.11)
                                               =======================

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                            THREE MONTHS
                                                                ENDED
                                                              MARCH 31,
                                                       ---------------------
                                                         2000          1999
                                                       ---------------------
Cash flows from operating activities:
  Net loss                                             $(2,145)      $(1,868)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                       1,768         1,782
      Amortization of discount                           2,014         1,791
      Net gain on disposition of properties
        including forgiveness of wraparound
        mortgages payable                                   --          (596)
      Increase in tenant accounts receivable              (177)         (423)
      Decrease in unbilled rent receivable                  10           283
      Decrease in tenant leasing costs                       5             7
      Decrease (increase) in accounts
        receivable and other assets                        427           (32)
      Decrease in accounts payable and
        other liabilities                                  (57)         (167)
      Increase in deferred revenue                          68         1,020
                                                       ---------------------

        Net cash provided by operating activities        1,913         1,797
                                                       ---------------------

Cash flows from financing activities:
  Payments on wraparound mortgages                      (1,742)       (1,681)
  Decrease in due to Pension Groups                       (189)           --
  Proceeds from other borrowings                            --           175
  Proceeds from additional debt                          3,565            --
                                                       ---------------------

      Net cash provided by (used in)
        financing activities                             1,634        (1,506)
                                                       ---------------------

Cash flows from investing activities:
  Acquisition of properties                             (2,170)         (270)
  Improvements to rental property                         (249)         (564)
                                                       ---------------------

      Net cash used in investing activities             (2,419)         (834)
                                                       ---------------------

      Increase (decrease) in cash and
        cash equivalents                                 1,128          (543)

Cash and cash equivalents:
  Beginning of period                                    4,843         5,650
                                                       ---------------------

  End of period                                        $ 5,971       $ 5,107
                                                       =====================

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Financial Statements (Unaudited)

March 31, 2000


Note 1: Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 1999.


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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 49 properties at March 31, 2000 and 1999. In January and March 1999, portions of the Cahokia, Illinois property were conveyed to the underlying mortgage lender and sold, respectively, pursuant to the Plan of Reorganization of Cahokia Associates. In October 1999 and March 2000, the Minot, North Dakota property was sold and the Painesville, Ohio property was purchased, respectively. This transaction was structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. Income increased for the three month period ended March 31, 2000 versus March 31, 1999 by $361,000. The increase was primarily due to increased rental income arising from increased leasing activity, and increased other charges to tenants arising from increased real estate tax and common area maintenance expenses. The increase was partially offset by decreased rental income and other charges to tenants arising from the above property transactions.

Operating expenses increased for the three month period ended March 31, 2000 versus March 31, 1999 by $42,000. The increase in operating expenses was primarily due to increases in common area maintenance expenses resulting from increased snow removal and landscaping expenses at certain properties.

There was a net loss on disposition of properties for the three month period ended March 31, 1999 of $1,478,000. This was due to the dispositions of the two Cahokia property parcels in January and March 1999, which produced a net loss on disposition of properties of $1,440,000 and $38,000, respectively.

Forgiveness of wraparound mortgages payable on dispositions of properties for the three month period ended March 31, 1999 resulted from the dispositions of the two Cahokia parcels as described above.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operating and financing activities for the three month period ended March 31, 2000 was $1,913,000 and $1,634,000, respectively. Net cash used in investing activities was $2,419,000. As a result of the above, there was a $1,128,000 increase in cash for the three months ended March 31, 2000.

During 1999 and 2000, NPAMLP had two outstanding lines of credit with E & H Properties, Inc. (E & H), a related party, under which E & H would advance up to $1,250,000 to NPAMLP for the purposes of making capital and tenant improvements to the properties (the NPAMLP Lines). The NPAMLP Lines include a $1,000,000 and a $250,000 line of credit. Pursuant to the NPAMLP Lines, the obligation of E & H to make advances to NPAMLP is at all times in the sole and absolute discretion of E & H. As of March 31, 2000, there were $770,000 of advances under the NPAMLP Lines.

As of March 31, 2000, the third party underlying mortgages were current for all the properties except the properties located in Fairfield, Iowa; Huron, South Dakota; Wahpeton, North Dakota and Washington, Iowa. In June 1999 the loan matured and had a balloon payment due. These properties are encumbered by the same mortgage and the Fairfield, Wahpeton and Washington properties were leased to the same tenant as of March 31, 2000. The tenant at these properties is seeking to enforce a provision of its lease whereby NPAMLP, as landlord, would be required to convey the four properties at a price defined in the lease. NPAMLP disputes this interpretation of the lease and in July 1999, filed an action for declaratory judgement in the United States District Court for the Eastern District of Pennsylvania to resolve this matter. If NPAMLP were required to convey these four properties, it would result in a loss on disposition of properties of approximately $85,000.

In March 2000, the third party underlying mortgage on the Ardmore, Oklahoma property was refinanced. The refinancing provided NPAMLP with approximately $1,492,000 in funds of which $912,000 will be used for the purposes of making capital and tenant improvements to the Ardmore property and the balance used for capital and tenant improvements to other properties of NPAMLP.

As of March 31, 2000, NPAMLP was obligated for approximately $222,000 of capital commitments which are primarily for tenant fit-out costs and roof replacement.

                                     PART II


Item 6(B).     Reports on Form 8-K

                  The registrant was not required to file any current reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             National Property Analysts Master Limited
                             Partnership
                             ---------------------------------------------------
                             (Registrant)

                             Date: May 12, 2000
                                   ---------------------------------------------

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