Form 10-Q
period 2000-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2000-08-10
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to ____________.

                                     0-24816
                            (Commission File Number)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                               23-2610414
       ----------------------------          --------------------------------
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

                                       Yes __X__   No _____

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

  Units of Limited Partnership Interest                  97,752 units
--------------------------------------------    --------------------------------
                (Class)                         (Outstanding at August 10, 2000)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX

                                                                 Page No.
                                                                 --------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

   Combined Balance Sheets
     June 30, 2000 and December 31, 1999                            3

   Combined Statements of Operations and Changes in
   Partners' Deficit
    Three and Six Months ended June 30, 2000 and 1999               4

   Combined Statements of Cash Flows
    Six Months ended June 30, 2000 and 1999                         5

   Notes to Combined Financial Statements                           6

  Item 2. Management's Discussion and Analysis of Results
          of Operations and Financial Condition                     7


PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K                                      9


SIGNATURES                                                         10

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                              JUNE 30,          DECEMBER 31,
                                                                                2000                1999
                                                                            (UNAUDITED)
                                                                            -----------         ------------
                                             ASSETS
Rental property, at cost:
    Land                                                                     $  15,444           $  15,293
    Buildings                                                                  218,651             215,676
                                                                             ---------           ---------
                                                                               234,095             230,969
    Less: accumulated depreciation                                             117,858             114,302
                                                                             ---------           ---------
            Rental property, net                                               116,237             116,667

Cash and cash equivalents                                                        2,705               2,527
Restricted cash                                                                  3,295               2,316
Tenant accounts receivable, net of allowance
    of $30 - 2000 and 1999                                                         352                 312
Unbilled rent receivable                                                           547                 531
Tenant leasing costs                                                                41                  50
Accounts receivable and other assets                                             1,271               1,684
                                                                             ---------           ---------

Total assets                                                                 $ 124,448           $ 124,087
                                                                             =========           =========

                                  LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable                                                 $ 300,963           $ 300,782
Less: unamortized discount based on imputed
    interest rate of 12%                                                       152,531             156,559
                                                                             ---------           ---------
            Wraparound mortgages payable less
                unamortized discount                                           148,432             144,223

Due to Pension Groups                                                               --                 189
Other borrowings                                                                   770                 770
Deferred revenue                                                                   767                 556
Accounts payable and other liabilities                                           2,219               1,989
Finance lease obligation                                                         2,650               2,650
Deposit on sale of property                                                      2,051               2,051
                                                                             ---------           ---------

Total liabilities                                                              156,889             152,428

Partners' deficit                                                              (32,441)            (28,341)
                                                                             ---------           ---------

Total liabilities and partners' deficit                                      $ 124,448           $ 124,087
                                                                             =========           =========

See accompanying notes to combined financial statements

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)


                                                          THREE MONTHS                    SIX MONTHS
                                                             ENDED                          ENDED
                                                            JUNE 30,                       JUNE 30,
                                                    --------------------------     --------------------------
                                                      2000            1999            2000            1999
                                                    -----------   ------------     -----------    -----------
Income:
    Rental income                                    $ 4,838         $ 4,774         $ 9,676         $ 9,359
    Other charges to tenants                           1,365           1,321           2,740           2,595
    Interest income                                       62              49             121             101
                                                    --------        --------        --------        --------
            Total income                               6,265           6,144          12,537          12,055
                                                    --------        --------        --------        --------

Operating expenses:
    Interest expense                                   4,062           3,962           8,167           8,031
    Real estate taxes                                  1,234           1,172           2,465           2,344
    Management fees                                      276             283             550             582
    Common area maintenance expenses                     411             447           1,071           1,012
    Ground rent                                          107             102             272             260
    Repairs and maintenance                               73             140             158             293
    General and administrative                           201             196             296             327
    Depreciation                                       1,788           1,792           3,556           3,574
    Amortization                                          38              46              72              92
                                                    --------        --------        --------        --------
            Total operating expenses                   8,190           8,140          16,607          16,515
                                                    --------        --------        --------        --------

            Operating loss                            (1,925)         (1,996)         (4,070)         (4,460)

Other expense:
    Net loss on disposition of properties                (30)             --             (30)         (1,478)
                                                    --------        --------        --------        --------

            Loss before extraordinary gain            (1,955)         (1,996)         (4,100)         (5,938)

Extraordinary gain:
    Forgiveness of wraparound mortgages
        payable on dispositions of properties             --              --              --           2,074
                                                    --------        --------        --------        --------

            Net loss                                  (1,955)         (1,996)         (4,100)         (3,864)

Partners' deficit:
    Beginning of period                              (30,486)        (23,486)        (28,341)        (21,618)
                                                    --------        --------        --------        --------

    End of period                                   ($32,441)       ($25,482)       ($32,441)       ($25,482)
                                                    ========        ========        ========        ========

Net loss per unit                                   ($ 20.00)       ($ 20.42)       ($ 41.94)       ($ 39.53)
                                                    ========        ========        ========        ========

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          SIX MONTHS
                                                                             ENDED
                                                                            JUNE 30,
                                                                   ---------------------------
                                                                     2000              1999
                                                                   ---------------------------
Cash flows from operating activities:
    Net loss                                                       ($4,100)          ($3,864)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
            Depreciation                                             3,556             3,574
            Amortization of discount                                 4,028             3,582
            Net loss (gain) on disposition of properties
                including forgiveness of wraparound
                mortgages payable                                       30              (596)
            Increase in tenant accounts receivable                     (40)             (139)
            (Increase) decrease in unbilled rent
                receivable                                             (16)              299
            Decrease in tenant leasing costs                             9                10
            Decrease in accounts receivable
                and other assets                                       413                65
            Increase (decrease) in accounts payable
                and other liabilities                                  230              (276)
            Increase in deferred revenue                               211             1,260
                                                                   -------           -------
                Net cash provided by operating activities            4,321             3,915
                                                                   -------           -------

Cash flows from financing activities:
      Payments on wraparound mortgages                              (3,384)           (3,263)
      Decrease in due to Pension Groups                               (189)               --
      Proceeds from other borrowings                                    --               350
      Proceeds from additional debt                                  3,565                --
                                                                   -------           -------

                Net cash used in financing activities                   (8)           (2,913)
                                                                   -------           -------

Cash flows from investing activities:
      Acquisition of properties                                     (2,170)             (270)
      Improvements to rental property                                 (986)             (858)
                                                                   -------           -------

                Net cash used in investing activities               (3,156)           (1,128)
                                                                   -------           -------

                Increase (decrease) in cash and
                    cash equivalents                                 1,157              (126)

Cash and cash equivalents:
  Beginning of period                                                4,843             5,650
                                                                   -------           -------

  End of period                                                    $ 6,000           $ 5,524
                                                                   =======           =======


See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements (Unaudited)

June 30, 2000


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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 49 properties at June 30, 2000 and 1999. In January and March 1999, portions of the Cahokia, Illinois property were conveyed to the underlying mortgage lender and sold, respectively, pursuant to the Plan of Reorganization of Cahokia Associates. In October 1999 and March 2000, the Minot, North Dakota property was sold and the Painesville, Ohio property was purchased, respectively, in a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. In June 2000, a portion of the Sparks, Nevada property was conveyed to the State of Nevada pursuant to a road widening project. Income increased for the three and six month periods ended June 30, 2000 versus June 30, 1999 by $121,000 and $482,000, respectively. The increase was primarily due to increased rental income arising from increased leasing activity, and increased other charges to tenants arising from increased real estate tax and common area maintenance expenses. The increase was partially offset by decreased rental income and other charges to tenants arising from the above property transactions.

Operating expenses increased for the three and six month periods ended June 30, 2000 versus June 30, 1999 by $50,000 and $92,000, respectively. The increase in operating expenses was primarily due to increases in real estate tax expenses.

There was a net loss on disposition of properties for the six month periods ended June 30, 2000 and June 30, 1999 of $30,000 and $1,478,000, respectively. This was due to the dispositions of a portion of the Sparks property in June 2000 and portions of the Cahokia property in January and March 1999, respectively.

Forgiveness of wraparound mortgages payable on dispositions of properties for the six month period ended June 30, 1999 resulted from the dispositions of portions of the Cahokia property as described above.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operating activities for the six month period ended June 30, 2000 was $4,321,000. Net cash used in financing and investing activities was $8,000 and $3,156,000, respectively. As a result of the above, there was a $1,157,000 increase in cash for the six months ended June 30, 2000.

During 1999 and 2000, NPAMLP had two outstanding lines of credit with E & H Properties, Inc. (E & H), a related party, under which E & H would advance up to $1,250,000 to NPAMLP for the purposes of making capital and tenant improvements to the properties (the NPAMLP Lines). The NPAMLP Lines include a $1,000,000 and a $250,000 line of credit. Pursuant to the NPAMLP Lines, the obligation of E & H to make advances to NPAMLP is at all times in the sole and absolute discretion of E & H. As of June 30, 2000, there were $770,000 of advances under the NPAMLP Lines.

As of June 30, 2000, the third party underlying mortgages were current for all the properties except the properties located in Fairfield, Iowa; Huron, South Dakota; Wahpeton, North Dakota and Washington, Iowa. These properties are encumbered by the same mortgage and the Fairfield, Wahpeton and Washington properties were leased to the same tenant as of June 30, 2000. In June 1999 the loan matured and had a balloon payment due. The tenant at these properties is seeking to enforce a provision of its lease whereby NPAMLP, as landlord, would be required to convey the four properties at a price defined in the lease. NPAMLP disputes this interpretation of the lease and in July 1999, filed an action for declaratory judgement in the United States District Court for the Eastern District of Pennsylvania to resolve this matter. If NPAMLP were required to convey these four properties, it would result in a loss on disposition of properties of approximately $85,000.

In March 2000, the third party underlying mortgage on the Ardmore, Oklahoma property was refinanced. The refinancing provided NPAMLP with approximately $1,492,000 in funds to be used for the purposes of making capital and tenant improvements to the Ardmore property and the other properties of NPAMLP. As of June 30, 2000, approximately $155,000 has been used for these purposes.

As of June 30, 2000, NPAMLP was obligated for approximately $591,000 of capital commitments which are primarily for roof replacement, asphalt repairs, heating and air conditioning units and tenant fit-out costs.

                                     PART II

Item 6(B). Reports on Form 8-K

         The registrant was not required to file any current reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                National Property Analysts Master Limited
                                Partnership
                                -----------------------------------------------
                                (Registrant)

                                Date: August 10, 2000
                                    --------------------------------------------

                                By: EBL&S, Inc., its managing general partner
                                   ---------------------------------------------


                                By: /s/ Edward B. Lipkin
                                   ---------------------------------------------
                                   Name: Edward B. Lipkin
                                   Title: Director

                                By: Feldman International, Inc., its equity
                                    general partner
                                   ---------------------------------------------

                                By: /s/ Robert McKinney
                                   ---------------------------------------------
                                    Name: Robert McKinney
                                    Title: Director