Form 10-Q
period 2000-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2000-11-14
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934 for the quarterly period ended September 30, 2000.

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934 for the transition period from _____________ to ____________.


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

                                  Yes X   No
                                     ---    ---

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest                    97,752 units
-------------------------------------         ----------------------------------
             (Class)                          (Outstanding at November 13, 2000)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX


                                                                                       Page No.
                                                                                       -------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Combined Balance Sheets
     September 30, 2000 and December 31, 1999                                                3

   Combined Statements of Operations and Changes in
   Partners' Deficit
    Three and Nine Months ended September 30, 2000 and 1999                                  4

   Combined Statements of Cash Flows
    Nine Months ended September 30, 2000 and 1999                                            5

   Notes to Combined Financial Statements                                                    6

  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                             7


PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K                                                               9


SIGNATURES                                                                                  10

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                             Combined Balance Sheets
                                 (in thousands)

                                                            September 30,     December 31,
                                                                 2000           1999
                                    Assets                   (Unaudited)
                                                            -------------     ------------
Rental property, at cost:
  Land                                                        $  15,444       $  15,293
  Buildings                                                     219,028         215,676
                                                              ---------       ---------
                                                                234,472         230,969
  Less: accumulated depreciation                                119,658         114,302
                                                              ---------       ---------
    Rental property, net                                        114,814         116,667

Cash and cash equivalents                                         2,260           2,527
Restricted cash                                                   2,878           2,316
Tenant accounts receivable, net of allowance
  of $30 - 2000 and 1999                                            240             312
Unbilled rent receivable                                            584             531
Tenant leasing costs                                                 38              50
Accounts receivable and other assets                              1,336           1,684
                                                              ---------       ---------
Total assets                                                  $ 122,150       $ 124,087
                                                              =========       =========

                       Liabilities and Partners' Deficit
Wraparound mortgages payable                                  $ 299,220       $ 300,782
Less: unamortized discount based on imputed
  interest rate of 12%                                          150,616         156,559
                                                              ---------       ---------
    Wraparound mortgages payable less
      unamortized discount                                      148,604         144,223

Due to Pension Groups                                                --             189
Other borrowings                                                    770             770
Deferred revenue                                                    322             556
Accounts payable and other liabilities                            2,078           1,989
Finance lease obligation                                          2,650           2,650
Deposit on sale of property                                       2,051           2,051
                                                              ---------       ---------

Total liabilities                                               156,475         152,428

Partners' deficit                                               (34,325)        (28,341)
                                                              ---------       ---------

Total liabilities and partners' deficit                       $ 122,150       $ 124,087
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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

 Combined Statements of Operations and Changes in Partners' Deficit (unaudited)
                      (in thousands, except per-unit data)

                                                     Three months                  Nine months
                                                        ended                         ended
                                                     September 30,                 September 30,
                                                     -------------                 -------------
                                                  2000           1999           2000           1999
                                                  ----           ----           ----           ----
Income:
  Rental income                                $  4,838       $  4,967       $ 14,514       $ 14,326
  Other charges to tenants                        1,353          1,400          4,093          3,995
  Interest income                                    67             78            188            179
                                               --------       --------       --------       --------
    Total income                                  6,258          6,445         18,795         18,500
                                               --------       --------       --------       --------
Operating expenses:
  Interest expense                                4,053          4,106         12,220         12,137
  Real estate taxes                               1,230          1,172          3,695          3,516
  Management fees                                   274            287            824            869
  Common area maintenance expenses                  484            431          1,555          1,443
  Ground rent                                       113            106            385            366
  Repairs and maintenance                            68            114            226            407
  General and administrative                         80            137            376            464
  Depreciation                                    1,800          1,798          5,356          5,372
  Amortization                                       40             25            112            117
                                               --------       --------       --------       --------
      Total operating expenses                    8,142          8,176         24,749         24,691
                                               --------       --------       --------       --------

      Operating loss                             (1,884)        (1,731)        (5,954)        (6,191)

Other expense:
  Net loss on disposition of properties              --             --            (30)        (1,478)
                                               --------       --------       --------       --------

    Loss before extraordinary gain               (1,884)        (1,731)        (5,984)        (7,669)

Extraordinary gain:
  Forgiveness of wraparound mortgages
    payable on dispositions of properties            --             --             --          2,074
                                               --------       --------       --------       --------

      Net loss                                   (1,884)        (1,731)        (5,984)        (5,595)

Partners' deficit:
  Beginning of period                           (32,441)       (25,482)       (28,341)       (21,618)
                                               --------       --------       --------       --------

  End of period                                ($34,325)      ($27,213)      ($34,325)      ($27,213)
                                               ========       ========       ========       ========

Net loss per unit                              ($ 19.28)      ($ 17.70)      ($ 61.22)      ($ 57.23)
                                               ========       ========       ========       ========

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                  Combined Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                              Nine months
                                                                ended
                                                             September 30,
                                                       ----------------------
                                                          2000          1999
                                                          ----          ----
Cash flows from operating activities:
  Net loss                                              ($5,984)      ($5,595)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                        5,356         5,372
      Amortization of discount                            5,943         5,373
      Net loss (gain) on disposition of properties
        including forgiveness of wraparound
        mortgages payable                                    30          (596)
      Decrease (increase) in tenant accounts
        receivable                                           72          (150)
      (Increase) decrease in unbilled rent
        receivable                                          (53)          311
      Decrease in tenant leasing costs                       12             7
      Decrease (increase) in accounts
        receivable and other assets                         348           (28)
      Increase in accounts payable and other
        liabilities                                          89           598
      (Decrease) increase in deferred revenue              (234)        1,197
                                                        -------       -------

        Net cash provided by operating activities         5,579         6,489
                                                        -------       -------

Cash flows from financing activities:
    Payments on wraparound mortgages                     (5,127)       (4,943)
    Decrease in due to Pension Groups                      (189)           --
    Proceeds from other borrowings                           --           368
    Proceeds from additional debt                         3,565            --
                                                        -------       -------

        Net cash used in financing activities            (1,751)       (4,575)
                                                        -------       -------

Cash flows from investing activities:
    Acquisition of properties                            (2,170)         (270)
    Improvements to rental property                      (1,363)       (2,109)
                                                        -------       -------

        Net cash used in investing activities            (3,533)       (2,379)
                                                        -------       -------

        Increase (decrease) in cash and
          cash equivalents                                  295          (465)

Cash and cash equivalents:
  Beginning of period                                     4,843         5,649
                                                        -------       -------

  End of period                                         $ 5,138       $ 5,184
                                                        =======       =======

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements (Unaudited)

September 30, 2000


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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 49 properties at September 30, 2000 and 1999. In January and March 1999, portions of the Cahokia, Illinois property were conveyed to the underlying mortgage lender and sold, respectively, pursuant to the Plan of Reorganization of Cahokia Associates. In October 1999 and March 2000, the Minot, North Dakota property was sold and the Painesville, Ohio property was purchased, respectively, in a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. In June 2000, a portion of the Sparks, Nevada property was conveyed to the State of Nevada pursuant to a road widening project. Income decreased for the three month period and increased for the nine month period ended September 30, 2000 versus the same periods ended September 30, 1999 by $187,000 and $295,000, respectively. The increase during the nine month period was primarily due to increased rental income arising from increased leasing activity, and increased other charges to tenants arising from increased real estate tax and common area maintenance expenses. The decrease during the three month period was primarily due to decreased rental income and other charges to tenants arising from the above property transactions.

Operating expenses decreased for the three month period and increased for the nine month period ended September 30, 2000 versus the same periods ended September 30, 1999 by $34,000 and $58,000, respectively. The increase during the nine month period was primarily due to increases in real estate tax expenses. The decrease during the three month period was primarily due to decreased general and administrative expenses.

There was a net loss on disposition of properties for the nine month periods ended September 30, 2000 and September 30, 1999 of $30,000 and $1,478,000,
respectively. This was due to the dispositions of a portion of the Sparks property in June 2000 and portions of the Cahokia property in January and March 1999, respectively.

Forgiveness of wraparound mortgages payable on dispositions of properties for the nine month period ended September 30, 1999 resulted from the dispositions of portions of the Cahokia property as described above.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operating activities for the nine month period ended September 30, 2000 was $5,579,000. Net cash used in financing and investing activities was $1,751,000 and $3,533,000, respectively. As a result of the above, there was a $295,000 increase in cash for the nine months ended September 30, 2000.

During 1999 and 2000, NPAMLP had two outstanding lines of credit with E & H Properties, Inc. (E & H), a related party, under which E & H would advance up to $1,250,000 to NPAMLP for the purposes of making capital and tenant improvements to the properties (the NPAMLP Lines). The NPAMLP Lines include a $1,000,000 and a $250,000 line of credit. Pursuant to the NPAMLP Lines, the obligation of E & H to make advances to NPAMLP is at all times in the sole and absolute discretion of E & H. As of September 30, 2000, there were $770,000 of advances under the NPAMLP Lines.

As of September 30, 2000, the third party underlying mortgages were current for all the properties except the properties located in Fairfield, Iowa; Huron, South Dakota; Wahpeton, North Dakota and Washington, Iowa. These properties are encumbered by the same mortgage and the Fairfield, Wahpeton and Washington properties were leased to the same tenant as of September 30, 2000. In June 1999 the loan matured and had a balloon payment due. The tenant at these properties is seeking to enforce a provision of its lease whereby NPAMLP, as landlord, would be required to convey the four properties at a price defined in the lease. NPAMLP disputes this interpretation of the lease and in July 1999, filed an action for declaratory judgement in the United States District Court for the Eastern District of Pennsylvania to resolve this matter. If NPAMLP were required to convey these four properties, it would result in a loss on disposition of properties of approximately $85,000.

In March 2000, the third party underlying mortgage on the Ardmore, Oklahoma property was refinanced. The refinancing provided NPAMLP with approximately $1,492,000 in funds to be used for the purposes of making capital and tenant improvements to the Ardmore property and the other properties of NPAMLP. As of September 30, 2000, approximately $505,000 has been used for these purposes.

As of September 30, 2000, NPAMLP was obligated for approximately $174,000 of capital commitments which are primarily for roof replacement and replacement of heating and air conditioning units.

                                     PART II



Item 6(B).  Reports on Form 8-K

                  The registrant was not required to file any current reports on Form 8-K during the three months ended September 30, 2000.

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


                              National Property Analysts Master Limited
                              Partnership
                              --------------------------------------------------
                              (Registrant)

                              Date: November 13, 2000
                                    --------------------------------------------

                              By:   EBL&S, Inc., its managing general partner
                                    --------------------------------------------


                              By:   /s/ Edward B. Lipkin
                                    --------------------------------------------
                                    Name:  Edward B. Lipkin
                                    Title:    Director

                              By: Feldman International, Inc., its equity general partner
                                    --------------------------------------------

                              By:   /s/ Robert McKinney
                                    --------------------------------------------
                                    Name:  Robert McKinney
                                    Title:    Director