Form 10-K405
period 2000-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2001-03-28
CIK 926843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended                             December 31, 2000
                                                       ---------------------

   Commission File Number                                     0-24816
                                                       ---------------------


              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

               Delaware                              23-2610414
    ------------------------------        ---------------------------------
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

            None                                          N/A
    ----------------------                         -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-
affiliates of the Registrant:   N/A
                               -----

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

                                                              Yes  X     No
                                                                  ---       ---



DOCUMENTS INCORPORATED BY REFERENCE

    Part I     Part II     Part III     Part IV

    (None)     (None)       (None)      Exhibits from Form 10
                                        Registration Statement
                                        and from Form 10-K
                                        Annual Report filed
                                        April 1, 1996
                                        No. 0-24816

                                      INDEX

                                                                                                        Page
PART I

  Item 1.   Business...............................................................................       1
              I.   Summary.........................................................................       1
              II.  MLP Objectives and Policies.....................................................       2
              III. Glossary........................................................................       4
  Item 2.   Properties.............................................................................       6
  Item 3.   Legal Proceedings......................................................................       6
  Item 4.   Submission of Matters to a Vote of Security Holders....................................       7

PART II

  Item 5.   Market Price for the Registrant's Common Equity and Related Stockholder Matters........      15
              I.   No Trading Market...............................................................      15
              II.  Distributions of Cash Flow From Operations......................................      15
              III. Proceeds of Sales Distributions.................................................      15
              IV.  Certain Income Tax Considerations...............................................      15
  Item 6.   Selected Financial Data................................................................      17
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..      18
              I.   Liquidity and Capital Resources.................................................      18
              II.  Results of Operations...........................................................      20
              III.  Indebtedness Secured by the Properties.........................................      22
  Item 8.   Financial Statements and Supplementary Data............................................      24
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...      24

PART III

  Item 10.  Directors and Executive Officers of the Registrant.....................................      25
  Item 11.  Executive Compensation.................................................................      25
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................      25
  Item 13.  Certain Relationships and Related Party Transactions...................................      25
              I.   Compensation and Fees...........................................................      25
              II.  Property and Management Affiliate...............................................      26
              III. Conflicts of Interest...........................................................      27
              IV.  Summary of Relationships........................................................      27
              V.   Related Party Transactions......................................................      28

PART IV.

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................      28
              I.   Documents Filed as Part of this Report..........................................      28
              II.  Reports of Form 8-K.............................................................      29

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

         C. THE PROPERTIES AND INDEBTEDNESS SECURED BY THE PROPERTIES

         The MLP owns 48 properties as of December 31, 2000 which consist primarily of shopping centers and free standing, single tenant retail stores (the "Properties"). The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         B. COMPETITION FOR TENANTS

         The MLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores located in 23 states. Of the 48 Properties owned by the MLP, 30 properties have only 1 or 2 tenants ("Single Tenant Properties"). The tenants in the Single Tenant Properties are primarily national retailers or supermarkets ("Anchor Tenants"). The 18 remaining properties are multi-tenant shopping center properties ("Shopping Center Properties"). The tenants in the Shopping Center Properties generally include Anchor Tenants and a variety of tenants occupying less substantial portions of the property ("Local Tenants").

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

         As of December 31, 2000, there were five Properties which had been vacated by Anchor Tenants, four of which are stores owned or operated by Kmart Corporation ("Kmart"). The Anchor Tenants continue to make rental payments for these properties under the terms of their leases. The Anchor Tenants are attempting to market the space to other users. To date, the MLP has cooperated with the Anchor Tenant in its effort to market space it has vacated. To the extent that Anchor Tenant space becomes available at the end of a lease term, the MLP will attempt to re-lease the Anchor Tenant space in the same manner in which Local Tenant space is marketed (see below).

         The MLP's primary Anchor Tenant is Kmart Corporation and its subsidiaries which in 2000 accounted for approximately 55% of the rental income received by the MLP. The Managing General Partner has had regularly scheduled meetings with representatives of Kmart to review and discuss with them their plans for the various Kmart stores. In the past, in instances where Kmart stores were determined to be undersized and inadequate to accommodate Kmart's current needs, expansions of the existing facilities were undertaken wherever possible. In some cases, Kmart determined to vacate Anchor Tenant space although they continued to pay the required rental payments.

         Each of the four Kmart stores which are vacant but continuing to make rental payments are Anchor Tenants in Single Tenant Properties. Kmart has subleased two of the four properties to other users. Kmart remains obligated under the terms of its leases at the four property locations for terms ranging from two to seventeen years.

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

         The MLP Properties' occupancy rate for Local Tenant space is 78%. The lease terms for Local Tenant space typically range from 3 years to 10 years. The competitive conditions applicable to Local Tenant space vary from Property to Property. However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to the MLP Properties, is typically a function of the MLP's rental rates as compared to the local market's. However, in instances where a multi-tenant Property has Anchor Tenant space and the Anchor Tenant space is vacant (currently three Shopping Center Properties have Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

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

                  III. GLOSSARY

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

         "THRESHOLD AMOUNT" shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 2000, approximately $35,134,000 had been applied in reduction of the Threshold Amount.

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

ITEM 2. PROPERTIES

         The MLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores. As of December 31, 2000, the MLP owned and operated 48 Properties located in 23 states. Approximately 63% of the Properties are Single Tenant Properties and 37% are Shopping Center Properties.

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

ITEM 3. LEGAL PROCEEDINGS

         The MLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the General Partners, the ultimate disposition of these matters will not have a material adverse effect on the MLP's financial position, results of operations or liquidity.

         Ten of the Partnerships combined in the MLP filed for protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code during the period from 1990 through 1998 following the filing of actions by secured creditors seeking foreclosure. As of December 31, 2000, all of these bankruptcies have been dismissed at the Partnership's motion or the Partnership's bankruptcy plan was confirmed and the case closed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         Not Applicable.

SCHEDULE 1


DESCRIPTION OF PROPERTY AND TENANT INFORMATION

------------------------------------------------------------------------------------------------------------
                                                                                      TOTAL         AVERAGE
    PROPERTY                                TOTAL              OCCUPANCY             MINIMUM          RENT
    LOCATION                                 GLA                  RATE                 RENT **        PSF
------------------------------------------------------------------------------------------------------------
Ardmore, OK                                216,890                87.9%               $887,673       $4.66
Borger, TX                                  31,750               100.0%                 29,100        0.92
Bowling Green, OH                          135,187                72.9%                267,100        2.71
Cahokia, IL                                 26,000               100.0%                 24,133        0.93
Chesapeake, VA                             162,020               100.0%                402,725        2.49
Clackamas, OR                               58,543               100.0%                227,808        3.89
Cottage Grove, MN                          167,114                56.5%                788,037        8.35
Crescent City, CA                           33,000               100.0%                 60,000        1.82
Dunmore, PA                                 26,475               100.0%                 78,696        2.97
East Haven, CT                             155,877                80.7%                796,508        6.34
Escanaba, MI                                40,175               100.0%                114,715        2.86
Fairborn, OH                               136,555                94.5%                481,670        3.73
Fairfield, IA                               33,000               100.0%                 23,544        0.71
Federal Way,  WA                            37,560               100.0%                 45,000        1.20
Fort Wayne, IN                             778,500               100.0%                607,726        0.78
Huntington, WV                             142,055                93.6%                395,030        2.97
Huntsville, AL                             104,000               100.0%                244,400        2.35
Huron, SD                                   52,030                55.2%                 70,635        2.46
Hutchinson, MN                              60,842               100.0%                229,800        3.78
Independence, MO                           134,634               100.0%                384,984        2.86
International Falls, MN                     60,842               100.0%                237,000        3.90
Kalamazoo, MI                              120,958               100.0%                471,580        3.90
Lake Mary, FL                              107,400               100.0%                923,640        8.60
Lockport, IL                               100,838                91.5%                285,233        3.09
Marquette, MI                              254,756                92.9%              1,117,743        4.72
Maryville, MO                               34,955                95.0%                114,528        3.45
Menominee, MI                               82,611               100.0%                197,848        2.39
New Hope, MN                               115,492               100.0%                319,462        2.77
Newberry, SC                                55,552               100.0%                194,083        3.49
North Augusta, SC                          109,134                18.3%                 63,600        3.19
North Sarasota, FL                         134,805               100.0%                534,596        3.97
O' Fallon, MO                               91,061               100.0%                349,965        3.84
Oak Lawn, IL                               163,197               100.0%                861,912        5.28
Ocala, FL                                  103,964               100.0%                226,310        2.18
Philadelphia, PA                           128,006               100.0%                556,500        4.35
Painesville, OH                             10,125               100.0%                168,011       16.59
San Mateo, CA                               84,704               100.0%                476,546        5.63
Sault Ste. Marie, MI                        92,650               100.0%                237,598        2.56
Seven Hills, OH                            121,677               100.0%                325,095        2.67
Sparks, NV                               1,579,000               100.0%              1,696,878        1.07
Steger, IL                                  87,678               100.0%                261,013        2.98
Taylorville, IL                             43,127                95.1%                347,080        8.46
Urbana, IL                                  55,531               100.0%                441,310        7.95
Wahpeton, ND                                49,320               100.0%                 21,963        0.45
Washington, IA                              35,600               100.0%                 24,506        0.69
Waverly, OH                                 55,102                98.2%                266,136        4.92
Wheelersburg, OH                           125,958                71.7%                177,612        1.97
Yazoo City,  MS                             79,996                58.1%                142,547        3.06

      **  Based on leases in effect as of December 31, 2000.

DESCRIPTION OF PROPERTY AND TENANT INFORMATION

--------------------------------------------------------------------------------------------------------------------------------
                                                                    MAJOR TENANT INFORMATION
      PROPERTY                                                                       ANNUAL          LEASE
      LOCATION                NAME                                     GLA            RENT         EXPIRATION        OPTIONS
--------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                   Hobby Lobby                             57,120        $106,243       28-Feb-05          2 / 5 YR
                              Beall                                   25,632          83,304       30-Apr-05          3 / 5 YR
                              Staples                                 22,720         124,900       28-Feb-09          4 / 5 YR
                              Goody's Family Clothing                 26,432         218,064       31-Oct-11          2 / 5 YR
Borger, TX                    Safeway                                 31,750          29,100       31-Aug-03          6 / 5 YR
Bowling Green, OH             Kmart                                   87,543         224,000       30-Nov-12         10 / 5 YR
Cahokia, IL                   Goodyear Service Center                 26,000          24,133       28-Feb-04
Chesapeake, VA                Kmart                                  162,020         402,725       31-Oct-05         6 / 10 YR
Clackamas, OR                 Safeway (regional office)               58,543         227,808       14-Jun-03          6 / 5 YR
Cottage Grove, MN             Rainbow Foods                           70,130         606,624       11-Jul-16          6 / 5 YR
Crescent City, CA             Safeway                                 33,000          60,000       31-May-04          6 / 5 YR
Dunmore, PA                   Price Chopper                           26,475          78,696       30-Nov-05          3 / 5 YR
East Haven, CT                Nat'l Wholesale Liquidators             84,180         441,945       31-Jan-06          5 / 5 YR
Escanaba, MI                  Kmart                                   40,175         114,715       30-Sep-01         10 / 5 YR
Fairborn, OH                  Kmart                                   84,180         268,000       31-Jul-05          9 / 5 YR
                              Kroger*                                 30,975         106,120       31-Mar-01          4 / 5 YR
Fairfield, IA                 Pamida                                  33,000          23,544       30-Jun-04          3 / 5 YR
Federal Way,  WA              Safeway                                 37,560          45,000       31-Oct-03          6 / 5 YR
Fort Wayne, IN                Kmart (distribution center) *          778,500         607,726       15-Nov-03          6 / 5 YR
Huntington, WV                Ames                                    85,817         184,000       31-Jul-03          5 / 5 YR
                              Office Depot                            25,900         111,370       28-Feb-05          4 / 5 YR
Huntsville, AL                Kmart                                  104,000         244,400       30-Nov-10          4 / 5 YR
Huron, SD                     Fairway Foods                           28,720          70,635
Hutchinson, MN                Kmart                                   60,842         229,800       30-Sep-06         10 / 5 YR
Independence, MO              Kmart                                  116,799         308,634       31-Mar-10          5 / 5 YR
International Falls, MN       Kmart                                   60,842         237,000       31-Jul-06         10 / 5 YR
Kalamazoo, MI                 Kmart                                   84,180         248,770       28-Feb-05          9 / 5 YR
                              Ace Hardware                            30,650         176,237       26-Jul-05          2 / 5 YR
Lake Mary, FL                 Builder's Square *                     107,400         923,640       31-Dec-17         10 / 5 YR
Lockport, IL                  Kmart                                   54,000         133,684       30-Jun-04         10 / 5 YR
                              Sterk's Super Foods, Inc.               35,170         121,603       31-May-06          3 / 5 YR
Marquette, MI                 Kmart                                   85,480         218,657       30-Nov-04          9 / 5 YR
                              Younker's                               44,068          92,543       01-Oct-11
                              J.C. Penney                             33,996         118,286       31-Aug-09          4 / 5 YR
Maryville, MO                 J.C. Penney                             22,060          65,502       31-Oct-01          3 / 5 YR
Menominee, MI                 Kmart                                   82,611         197,848       30-Apr-10          8 / 5 YR
New Hope, MN                  Kmart                                  115,492         319,462       30-Jun-12          9 / 5 YR
Newberry, SC                  Kmart *                                 55,552         194,083       30-Jun-05         10 / 5 YR
North Augusta, SC             Vacant                                  84,000
North Sarasota, FL            Kmart                                   84,180         280,440       30-Nov-03         10 / 5 YR
                              Bealls                                  40,000         141,040       20-Nov-03          5 / 5 YR
O' Fallon, MO                 Kmart                                   83,061         279,415       30-Nov-05         10 / 5 YR
Oak Lawn, IL                  Kmart*                                 104,622         447,150       31-May-03         10 / 5 YR
                              Jewel Foods                             58,575         414,762       03-Jan-04          3 / 5 YR
Ocala, FL                     Kmart                                  103,964         226,310       30-Jun-02          9 / 5 YR
Philadelphia, PA              Kmart                                   91,033         388,500       31-Mar-05         10 / 5 YR
                              Acme                                    36,973         168,000       30-Jun-05          6 / 5 YR
Painesville, OH               CVS                                     10,125         168,011       31-Jan-19          6 / 5 YR
San Mateo, CA                 Kmart                                   84,704         476,546       31-Jan-15
Sault Ste. Marie, MI          Kmart                                   92,650         237,598       30-Sep-16         10 / 5 YR
Seven Hills, OH               Kmart                                  121,677         318,595       31-Aug-02          9 / 5 YR
Sparks, NV                    Kmart (distribution center)          1,579,000       1,696,878       12-Dec-06          7 / 5 YR
Steger, IL                    Kmart                                   87,678         261,013       30-Nov-10         10 / 5 YR
Taylorville, IL               Kroger                                  27,958         237,761       31-Mar-07          5 / 5 YR
                              CVS                                     10,069          81,319       31-Mar-07          5 / 5 YR
Urbana, IL                    Jerry's IGA                             43,667         370,648       31-Mar-07          5 / 5 YR
Wahpeton, ND                  Pamida                                  49,320          21,963       30-Jun-04          3 / 5 YR
Washington, IA                Pamida                                  35,600          24,506       30-Jun-04          3 / 5 YR
Waverly, OH                   Kroger                                  38,268         154,558       30-Nov-04          4 / 5 YR
Wheelersburg, OH              Quality Farm & Fleet                    53,844          85,000       28-Feb-05          2 / 5 YR
                              Kroger                                  25,168          62,290       31-Jul-04          3 / 5 YR
Yazoo City,  MS               Miss. Baptist Medical Ctr.              20,116          61,957       31-May-05          1 / 5 YR

      * Tenant has ceased operations and vacated and continues to pay rent under the terms of its lease .

SCHEDULE 2

TENANT LEASE EXPIRATIONS

                                                                   /------------------2001------------------/
-----------------------------------------------------------------  -----------------------------------------
                                                      TOTAL         NUMBER
            PROPERTY                  TOTAL          MINIMUM          OF          MINIMUM
            LOCATION                   GLA             RENT         TENANTS         RENT          S.F.
-----------------------------------------------------------------  -----------------------------------------
Ardmore, OK                          216,890        $887,673           8          $83,181        21,130
Borger, TX                            31,750          29,100
Bowling Green, OH                    135,187         267,100
Cahokia, IL                           26,000          24,133
Chesapeake, VA                       162,020         402,725
Clackamas, OR                         58,543         227,808
Cottage Grove, MN                    167,114         788,037           1           16,200         2,400
Crescent City, CA                     33,000          60,000
Dunmore, PA                           26,475          78,696
East Haven, CT                       155,877         796,508           1           18,000         2,500
Escanaba, MI                          40,175         114,715           1          114,715        40,175
Fairborn, OH                         136,555         481,670           2          148,120        37,975
Fairfield, IA                         33,000          23,544
Federal Way,  WA                      37,560          45,000
Fort Wayne, IN                       778,500         607,726
Huntington, WV                       142,055         395,030           2           12,138         1,803
Huntsville, AL                       104,000         244,400
Huron, SD                             52,030          70,635
Hutchinson, MN                        60,842         229,800
Independence, MO                     134,634         384,984           4           26,550         4,200
International Falls, MN               60,842         237,000
Kalamazoo, MI                        120,958         471,580
Lake Mary, FL                        107,400         923,640
Lockport, IL                         100,838         285,233
Marquette, MI                        254,756       1,117,743           8          178,412        15,485
Maryville, MO                         34,955         114,528           2           78,674        24,599
Menominee, MI                         82,611         197,848
New Hope, MN                         115,492         319,462
Newberry, SC                          55,552         194,083
North Augusta, SC                    109,134          63,600
North Sarasota, FL                   134,805         534,596           2           37,425         2,400
O' Fallon, MO                         91,061         349,965
Oak Lawn, IL                         163,208         861,912
Ocala, FL                            103,964         226,310
Philadelphia, PA                     128,006         556,500
Painesville, OH                       10,125         168,011
San Mateo, CA                         84,704         476,546
Sault Ste. Marie, MI                  92,650         237,598
Seven Hills, OH                      121,677         325,095
Sparks, NV                         1,579,000       1,696,878
Steger, IL                            87,678         261,013
Taylorville, IL                       43,127         347,080           1            2,500
Urbana, IL                            55,531         441,310
Wahpeton, ND                          49,320          21,963
Washington, IA                        35,600          24,506
Waverly, OH                           55,102         266,136
Wheelersburg, OH                     125,958         177,612
Yazoo City,  MS                       79,996         142,547

-----------------------------------------------------------------  -----------------------------------------
TOTALS                             6,616,257      17,199,578          32          715,915       152,667
-----------------------------------------------------------------  -----------------------------------------

-----------------------------------------------------------------                ---------------------------
ANNUAL % TO TOTAL                     100.0%          100.0%                         4.2%          2.3%
-----------------------------------------------------------------                ---------------------------

---------------------------------                                                ---------------------------
CUMULATIVE %                                                                         4.2%          2.3%
---------------------------------                                                ---------------------------

                                   /------------------2002------------------/
---------------------------------  -----------------------------------------
                                     NUMBER
            PROPERTY                   OF           MINIMUM
            LOCATION                 TENANTS          RENT           S.F.
---------------------------------  -----------------------------------------
Ardmore, OK                            8            $139,410        18,368
Borger, TX
Bowling Green, OH
Cahokia, IL
Chesapeake, VA
Clackamas, OR
Cottage Grove, MN                      2              26,000         2,950
Crescent City, CA
Dunmore, PA
East Haven, CT
Escanaba, MI
Fairborn, OH
Fairfield, IA
Federal Way,  WA
Fort Wayne, IN
Huntington, WV                         2              33,145         7,735
Huntsville, AL
Huron, SD
Hutchinson, MN
Independence, MO
International Falls, MN
Kalamazoo, MI
Lake Mary, FL
Lockport, IL
Marquette, MI                          8             192,385        16,318
Maryville, MO                          1              14,000         1,400
Menominee, MI
New Hope, MN
Newberry, SC
North Augusta, SC                      1              63,600        19,964
North Sarasota, FL                     1              40,000         5,000
O' Fallon, MO                          1              25,950         3,000
Oak Lawn, IL
Ocala, FL                              1             226,310       103,964
Philadelphia, PA
Painesville, OH
San Mateo, CA
Sault Ste. Marie, MI
Seven Hills, OH                        1             318,595       121,677
Sparks, NV
Steger, IL
Taylorville, IL                        1              25,500         3,000
Urbana, IL                             2              45,000         7,664
Wahpeton, ND
Washington, IA
Waverly, OH                            2              29,427         4,200
Wheelersburg, OH                       1              12,360         2,060
Yazoo City,  MS                        2              19,240         3,400

---------------------------------  ------------------------------------------
TOTALS                                34           1,210,922       320,700
---------------------------------  ------------------------------------------

---------------------------------                 ---------------------------
ANNUAL % TO TOTAL                                       7.0%          4.8%
---------------------------------                 ---------------------------

---------------------------------                 ---------------------------
CUMULATIVE %                                           11.2%          7.1%
---------------------------------                 ---------------------------

TENANT LEASE EXPIRATIONS

                                                                   /------------------2003------------------/
-----------------------------------------------------------------  -----------------------------------------
                                                      TOTAL         NUMBER
            PROPERTY                  TOTAL          MINIMUM          OF          MINIMUM
            LOCATION                   GLA             RENT         TENANTS         RENT          S.F.
-----------------------------------------------------------------  -----------------------------------------
Ardmore, OK                          216,890        $887,673           2          $48,823         5,262
Borger, TX                            31,750          29,100           1           29,100        31,750
Bowling Green, OH                    135,187         267,100           1           44,100        11,000
Cahokia, IL                           26,000          24,133
Chesapeake, VA                       162,020         402,725
Clackamas, OR                         58,543         227,808           1          227,808        58,543
Cottage Grove, MN                    167,114         788,037
Crescent City, CA                     33,000          60,000
Dunmore, PA                           26,475          78,696
East Haven, CT                       155,877         796,508           2          137,320        14,740
Escanaba, MI                          40,175         114,715
Fairborn, OH                         136,555         481,670           1           32,572         6,900
Fairfield, IA                         33,000          23,544
Federal Way,  WA                      37,560          45,000           1           45,000        37,560
Fort Wayne, IN                       778,500         607,726           1          607,726       778,500
Huntington, WV                       142,055         395,030           6          242,733        96,392
Huntsville, AL                       104,000         244,400
Huron, SD                             52,030          70,635
Hutchinson, MN                        60,842         229,800
Independence, MO                     134,634         384,984
International Falls, MN               60,842         237,000
Kalamazoo, MI                        120,958         471,580
Lake Mary, FL                        107,400         923,640
Lockport, IL                         100,838         285,233           1           29,946         3,100
Marquette, MI                        254,756       1,117,743           3          145,857         9,719
Maryville, MO                         34,955         114,528           1            9,800         2,450
Menominee, MI                         82,611         197,848
New Hope, MN                         115,492         319,462
Newberry, SC                          55,552         194,083
North Augusta, SC                    109,134          63,600
North Sarasota, FL                   134,805         534,596           2          421,480       124,180
O' Fallon, MO                         91,061         349,965
Oak Lawn, IL                         163,208         861,912           1          447,150       104,633
Ocala, FL                            103,964         226,310
Philadelphia, PA                     128,006         556,500
Painesville, OH                       10,125         168,011
San Mateo, CA                         84,704         476,546
Sault Ste. Marie, MI                  92,650         237,598
Seven Hills, OH                      121,677         325,095
Sparks, NV                         1,579,000       1,696,878
Steger, IL                            87,678         261,013
Taylorville, IL                       43,127         347,080
Urbana, IL                            55,531         441,310
Wahpeton, ND                          49,320          21,963
Washington, IA                        35,600          24,506
Waverly, OH                           55,102         266,136
Wheelersburg, OH                     125,958         177,612           2           17,961         9,262
Yazoo City,  MS                       79,996         142,547           2           43,950        12,600

-----------------------------------------------------------------  -----------------------------------------
TOTALS                             6,616,257      17,199,578          28        2,531,326     1,306,591
-----------------------------------------------------------------  -----------------------------------------

-----------------------------------------------------------------               ----------------------------
ANNUAL % TO TOTAL                     100.0%          100.0%                        14.7%         19.7%
-----------------------------------------------------------------               ----------------------------

---------------------------------                                               ----------------------------
CUMULATIVE %                                                                        25.9%         26.8%
---------------------------------                                               ----------------------------

                                   /------------------2004------------------/
---------------------------------  -----------------------------------------
                                     NUMBER
            PROPERTY                   OF           MINIMUM
            LOCATION                 TENANTS          RENT           S.F.
---------------------------------  -----------------------------------------
Ardmore, OK                            1             $15,964         1,485
Borger, TX
Bowling Green, OH
Cahokia, IL                            1              24,133        26,000
Chesapeake, VA
Clackamas, OR
Cottage Grove, MN                      1              34,100        11,000
Crescent City, CA                      1              60,000        33,000
Dunmore, PA
East Haven, CT                         2              71,100        10,052
Escanaba, MI
Fairborn, OH
Fairfield, IA                          1              37,286        33,000
Federal Way,  WA
Fort Wayne, IN
Huntington, WV
Huntsville, AL
Huron, SD
Hutchinson, MN
Independence, MO                       1              36,000         9,840
International Falls, MN
Kalamazoo, MI
Lake Mary, FL
Lockport, IL                           1             133,684        54,000
Marquette, MI                          4             317,207        93,750
Maryville, MO
Menominee, MI
New Hope, MN
Newberry, SC
North Augusta, SC
North Sarasota, FL                     1              13,416         1,200
O' Fallon, MO
Oak Lawn, IL                           1             414,762        58,575
Ocala, FL
Philadelphia, PA
Painesville, OH
San Mateo, CA
Sault Ste. Marie, MI
Seven Hills, OH
Sparks, NV
Steger, IL
Taylorville, IL
Urbana, IL                             1               8,960         1,400
Wahpeton, ND                           1              24,506        49,320
Washington, IA                         1              21,963        35,600
Waverly, OH                            3             200,454        45,068
Wheelersburg, OH                       1              62,290        25,168
Yazoo City,  MS

---------------------------------  ------------------------------------------
TOTALS                                22           1,475,825       488,458
---------------------------------  ------------------------------------------

---------------------------------                 ---------------------------
ANNUAL % TO TOTAL                                       8.6%          7.4%
---------------------------------                 ---------------------------

---------------------------------                 ---------------------------
CUMULATIVE %                                           34.5%         34.2%
---------------------------------                 ---------------------------

TENANT LEASE EXPIRATIONS

                                                                   /------------------2005------------------/
-----------------------------------------------------------------  -----------------------------------------
                                                     TOTAL         NUMBER
            PROPERTY                  TOTAL         MINIMUM          OF         MINIMUM
            LOCATION                   GLA            RENT         TENANTS        RENT           S.F.
-----------------------------------------------------------------  -----------------------------------------
Ardmore, OK                          216,890        $887,673         5           $247,524        94,124
Borger, TX                            31,750          29,100
Bowling Green, OH                    135,187         267,100
Cahokia, IL                           26,000          24,133
Chesapeake, VA                       162,020         402,725         1            402,725       162,020
Clackamas, OR                         58,543         227,808
Cottage Grove, MN                    167,114         788,037         1             39,600         4,950
Crescent City, CA                     33,000          60,000
Dunmore, PA                           26,475          78,696         1             78,696        26,475
East Haven, CT                       155,877         796,508         3             56,724        11,431
Escanaba, MI                          40,175         114,715
Fairborn, OH                         136,555         481,670         1            268,000        84,180
Fairfield, IA                         33,000          23,544
Federal Way,  WA                      37,560          45,000
Fort Wayne, IN                       778,500         607,726
Huntington, WV                       142,055         395,030         1            111,370        25,900
Huntsville, AL                       104,000         244,400
Huron, SD                             52,030          70,635
Hutchinson, MN                        60,842         229,800
Independence, MO                     134,634         384,984
International Falls, MN               60,842         237,000
Kalamazoo, MI                        120,958         471,580         4            471,580       120,959
Lake Mary, FL                        107,400         923,640
Lockport, IL                         100,838         285,233
Marquette, MI                        254,756       1,117,743         2             16,767           729
Maryville, MO                         34,955         114,528         1             13,475         4,900
Menominee, MI                         82,611         197,848
New Hope, MN                         115,492         319,462
Newberry, SC                          55,552         194,083
North Augusta, SC                    109,134          63,600
North Sarasota, FL                   134,805         534,596         1             22,275         2,025
O' Fallon, MO                         91,061         349,965         1            279,415        83,061
Oak Lawn, IL                         163,208         861,912
Ocala, FL                            103,964         226,310
Philadelphia, PA                     128,006         556,500         5            556,500       128,006
Painesville, OH                       10,125         168,011
San Mateo, CA                         84,704         476,546
Sault Ste. Marie, MI                  92,650         237,598
Seven Hills, OH                      121,677         325,095
Sparks, NV                         1,579,000       1,696,878
Steger, IL                            87,678         261,013
Taylorville, IL                       43,127         347,080
Urbana, IL                            55,531         441,310         1              9,625         1,750
Wahpeton, ND                          49,320          21,963
Washington, IA                        35,600          24,506
Waverly, OH                           55,102         266,136         1             36,255         4,834
Wheelersburg, OH                     125,958         177,612         1             85,000        53,844
Yazoo City,  MS                       79,996         142,547         2            106,957        40,116

-----------------------------------------------------------------  -----------------------------------------
TOTALS                             6,616,257      17,199,578        32          2,802,488       849,304
-----------------------------------------------------------------  -----------------------------------------

-----------------------------------------------------------------               ----------------------------
ANNUAL % TO TOTAL                     100.0%          100.0%                        16.3%         12.8%
-----------------------------------------------------------------               ----------------------------

---------------------------------                                               ----------------------------
CUMULATIVE %                                                                        50.8%         47.0%
---------------------------------                                               ----------------------------

SCHEDULE 3

-----------------------------------------------------------------------------------------------------------------------------------
                                        THIRD PARTY UNDERLYING OBLIGATIONS
                                                                                                                        PRINCIPAL
       PROPERTY                                                            MORTGAGE        INTEREST                    BALANCE AT
       LOCATION                             MORTGAGEE (S)                    TYPE            RATE        DUE DATE       31-DEC-00
-----------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                   Archon Financial                                 1st           8.59%       01-Mar-10     $6,723,666
Borger, TX                    Firstrust Bank (c)                               1st           9.37%       01-Feb-05        158,506
Bowling Green, OH             Credit Suisse First Boston (b)                   1st           7.05%       31-Jul-08      2,537,037
Cahokia, IL                   NONE
Chesapeake, VA                John Hancock Real Estate Finance                 1st           8.00%       01-Jan-04      1,146,505
                              Lawrence Kadish                                  2nd           9.00%       01-Jan-06        492,849
Clackamas, OR                 First Oxford Corporation                         1st           9.00%       01-Jul-03      1,145,519
Cottage Grove, MN             IDS Life Insurance (d)                           1st           8.75%       01-Nov-16      5,607,802
Crescent City, CA             Firstrust Bank (c)                               1st           9.37%       01-Feb-05        328,879
Dunmore, PA                   NONE
East Haven, CT                Aetna Life Insurance Company                     1st           8.88%       01-Sep-05      1,719,928
                              Beal Bank                                        2nd           8.53%       01-Aug-05      1,132,052
Escanaba, MI                  Developers Diversified                           1st           9.75%       01-Nov-12        826,717
Fairborn, OH                  Aetna Life Insurance Company                     1st           9.50%       01-Sep-04      1,253,259
                              Federal Deposit Insurance Corporation            2nd          10.35%       27-May-04        790,091
Fairfield, IA                 Shopko Stores, Inc.                              1st          10.25%     01-Jul-1999         52,082
Federal Way,  WA              Firstrust Bank (c)                               1st           9.37%       01-Feb-05        246,660
Fort Wayne, IN                New York Life Insurance Company                  1st           8.63%       15-Nov-03      2,030,866
Huntington, WV                Suburban Capital Markets, Inc. (a)               1st           9.13%       01-Feb-07      1,689,737
Huntsville, AL                Credit Suisse First Boston (b)                   1st           7.05%       31-Jul-08        700,893
Huron, SD                     Shopko Stores, Inc.                              1st          10.25%     01-Jul-1999         67,496
Hutchinson, MN                Developers Diversified                          Wrap           8.75%       01-Jul-13      1,811,048
Independence, MO              Credit Suisse First Boston (b)                   1st           7.05%       31-Jul-08      1,589,349
International Falls, MN       Developers Diversified                          Wrap           8.75%       01-Aug-13      1,869,275
Kalamazoo, MI                 NONE
Lake Mary, FL                 Kidder Peabody Mortgage Capital                  1st           7.88%       01-Jan-16      8,374,343
Lockport, IL                  Credit Suisse First Boston (b)                   1st           7.05%       31-Jul-08      1,648,581
Marquette, MI                 Union Labor Life Insurance Company               1st           7.88%       01-Nov-03      6,143,087
Maryville, MO                 NONE
Menominee, MI                 NONE
New Hope, MN                  Credit Suisse First Boston (b)                   1st           7.05%       31-Jul-08      1,737,426
Newberry, SC                  Firstrust Bank (c)                               1st           9.37%       01-Feb-05      1,040,903
North Augusta, SC             NONE
North Sarasota, FL            Credit Suisse First Boston (b)                   1st           7.05%       31-Jul-08      3,158,956
O' Fallon, MO                 Credit Suisse First Boston (b)                   1st           7.05%       31-Jul-08      2,309,986
Oak Lawn, IL                  Board of Trustees NECA
                                   Pension Benefit Trust Fund                  1st           8.50%       30-Jun-03      2,713,170
Ocala, FL                     B & K Properties                                 1st           9.00%       01-Mar-13      1,604,045
Painesville, OH               Credit Suisse First Boston                       1st           6.48%       06-Dec-18      1,932,852
Philadelphia, PA              Equitable Life Assurance Society                 1st           9.25%       01-Jun-10      2,645,137
San Mateo, CA                 Meritor Savings Bank                             1st           8.25%       01-Feb-05      2,003,387
Sault Ste. Marie, MI          EDC County of Chippewa, MI                       1st           6.70%       01-Jan-07        930,000
Seven Hills, OH               B & K Properties                                 1st           9.75%       01-Nov-12      1,947,496
Sparks, NV                    Prin & Company                                   1st           8.60%       12-Dec-06      5,428,771
                              Teachers Retirement of Texas                     1st           9.75%       12-Dec-06      3,065,227
                              Bank of Nevada                                   1st           8.60%       12-Dec-06        243,138
Steger, IL                    Credit Suisse First Boston (b)                   1st           7.05%       31-Jul-08      2,250,756
Taylorville, IL               Suburban Capital Markets, Inc. (a)               1st           9.13%       01-Feb-07      1,457,226
Urbana, IL                    Credit Suisse First Boston (b)                   1st           7.05%       31-Jul-08      2,448,191
Wahpeton, ND                  Shopko Stores, Inc.                              1st          10.25%     01-Jul-1999         65,091
Washington, IA                Shopko Stores, Inc.                              1st          10.25%     01-Jul-1999         48,581
Waverly, OH                   Suburban Capital Markets, Inc. (a)               1st           9.13%       01-Feb-07      1,457,226
Wheelersburg, OH              Equitable Life Assurance Society                 1st          10.00%       31-Dec-00      1,169,274
Yazoo City,  MS               Credit Suisse First Boston (b)                   1st           7.05%       31-Jul-08      1,135,250

         (a) Mortgages are cross - collateralized and cross - defaulted
         (b) Mortgages are cross - collateralized and cross - defaulted
         (c) Mortgages are cross - collateralized and cross - defaulted
         (d) Loan is callable on November 1, 2006

-----------------------------------------------------------------------------------------------------------------------------------
                                        THIRD PARTY UNDERLYING OBLIGATIONS
                                                                                                                        OWNERSHIP
                                                                                            ANNUAL      BALLOON          INTEREST
     PROPERTY                                                               MORTGAGE         DEBT       DUE AT             FEE/
     LOCATION                            MORTGAGEE (S)                        TYPE          SERVICE    EXPIRATION       LEASEHOLD
-----------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                   Archon Financial                                 1st         $627,994    $6,137,464          Fee
Borger, TX                    Firstrust Bank (c)                               1st           29,100        90,300          Fee
Bowling Green, OH             Credit Suisse First Boston (b)                   1st          206,220     2,207,962          Fee
Cahokia, IL                   NONE                                                                                         Fee
Chesapeake, VA                John Hancock Real Estate Finance                 1st          334,776             0       Leasehold
                              Lawrence Kadish                                  2nd           44,356             0
Clackamas, OR                 First Oxford Corporation                         1st          227,100       637,586          Fee
Cottage Grove, MN             IDS Life Insurance (d)                           1st          636,272       105,663          Fee
Crescent City, CA             Firstrust Bank (c)                               1st           60,000       186,186          Fee
Dunmore, PA                   NONE                                                                                      Leasehold
East Haven, CT                Aetna Life Insurance Company                     1st          381,258             0          Fee
                              Beal Bank                                        2nd          116,716       985,836
Escanaba, MI                  Developers Diversified                           1st          112,032        19,146          Fee
Fairborn, OH                  Aetna Life Insurance Company                     1st          329,406             0       Leasehold
                              Federal Deposit Insurance Corporation            2nd           88,044       751,017
Fairfield, IA                 Shopko Stores, Inc.                              1st           23,549        52,080          Fee
Federal Way,  WA              Firstrust Bank (c)                               1st           45,000       139,640          Fee
Fort Wayne, IN                New York Life Insurance Company                  1st          605,724             0          Fee
Huntington, WV                Suburban Capital Markets, Inc. (a)               1st          177,949     1,454,799          Fee
Huntsville, AL                Credit Suisse First Boston (b)                   1st           56,976       609,982       Leasehold
Huron, SD                     Shopko Stores, Inc.                              1st           30,512        67,496          Fee
Hutchinson, MN                Developers Diversified                          Wrap          229,632             0          Fee
Independence, MO              Credit Suisse First Boston (b)                   1st          129,192     1,383,198          Fee
International Falls, MN       Developers Diversified                          Wrap          236,250             0          Fee
Kalamazoo, MI                 NONE                                                                                      Leasehold
Lake Mary, FL                 Kidder Peabody Mortgage Capital                  1st          919,440             0          Fee
Lockport, IL                  Credit Suisse First Boston (b)                   1st          134,004     1,434,746          Fee
Marquette, MI                 Union Labor Life Insurance Company               1st          615,161     5,542,557       Leasehold
Maryville, MO                 NONE                                                                                      Leasehold
Menominee, MI                 NONE                                                                                      Leasehold
New Hope, MN                  Credit Suisse First Boston (b)                   1st          141,216     1,512,067          Fee
Newberry, SC                  Firstrust Bank (c)                               1st          189,900       589,279          Fee
North Augusta, SC             NONE                                                                                      Leasehold
North Sarasota, FL            Credit Suisse First Boston (b)                   1st          256,764     2,749,213          Fee
O' Fallon, MO                 Credit Suisse First Boston (b)                   1st          187,764     2,010,362          Fee
Oak Lawn, IL                  Board of Trustees NECA
                                   Pension Benefit Trust Fund                  1st          433,810     1,888,273       Leasehold
Ocala, FL                     B & K Properties                                 1st          217,350             0          Fee
Painesville, OH               Credit Suisse First Boston                       1st          168,011             0          Fee
Philadelphia, PA              Equitable Life Assurance Society                 1st          395,220             0       Leasehold
San Mateo, CA                 Meritor Savings Bank                             1st          474,046             0       Leasehold
Sault Ste. Marie, MI          EDC County of Chippewa, MI                       1st          131,320             0          Fee
Seven Hills, OH               B & K Properties                                 1st          263,917        66,537       Leasehold
Sparks, NV                    Prin & Company                                   1st        1,040,954             0          Fee
                              Teachers Retirement of Texas                     1st          609,303             0
                              Bank of Nevada                                   1st           46,621             0
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

         (a) Mortgages are cross - collateralized and cross - defaulted
         (b) Mortgages are cross - collateralized and cross - defaulted
         (c) Mortgages are cross - collateralized and cross - defaulted
         (d) Loan is callable on November 1, 2006

                                     PART II


ITEM 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

         As of December 31, 2000, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.

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

                  IV. CERTAIN INCOME TAX CONSIDERATIONS

         A. RECOGNITION OF GAIN

         It is anticipated that future forgiveness of Wrap Mortgages, if any, and the potential of selling Properties, which are owned by Unaudited Partnerships, and applying sales proceeds to make payments on the Wrap Mortgages may require the Limited Partners to report substantial taxable income when the Properties are sold without the corresponding receipt of any cash proceeds therefrom (unless and until the Threshold Amount has been exceeded).

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following is selected financial data for the MLP for the five years ended December 31, 2000 derived from the audited financial statements of the MLP prepared in conformity with generally accepted accounting principles. The selected financial data set forth below should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and with the Combined Financial Statements of the MLP and the notes thereto included elsewhere in this Form 10-K.


                             Year Ended December 31
                      (In Thousands, except per unit data)

                                           2000             1999             1998             1997             1996
                                           ----             ----             ----             ----             ----
INCOME:
Rental income                            $  18,859        $  19,533        $  21,782        $  22,876        $  23,984
Other charges to tenants                     5,405            5,563            6,682            6,884            6,819
Interest income                                262              228              200              136              129
Other income                                    --              150               62               97               --
                                         ---------        ---------        ---------        ---------        ---------
TOTAL INCOME                                24,526           25,474           28,726           29,993           30,932
                                         ---------        ---------        ---------        ---------        ---------


OPERATING EXPENSES:
Interest expense                            16,332           16,596           18,035           23,038           23,054
Other operating expenses                     9,380            9,125            9,886           11,797           12,365
Depreciation and
 amortization                                7,267            7,301            8,141            8,865            8,839
                                         ---------        ---------        ---------        ---------        ---------
Total operating expenses                    32,979           33,022           36,062           43,700           44,258
                                         ---------        ---------        ---------        ---------        ---------
OPERATING LOSS                              (8,453)          (7,548)          (7,336)         (13,707)         (13,326)
                                         ---------        ---------        ---------        ---------        ---------

OTHER INCOME (EXPENSE):
Net gain (loss) on
 disposition of properties                   1,769           (3,415)         (11,894)            (866)             454
Write down of rental
 property                                       --               --               --           (1,000)          (1,100)
                                         ---------        ---------        ---------        ---------        ---------
LOSS BEFORE EXTRAORDINARY
 ITEM                                       (6,684)         (10,963)         (19,230)         (15,573)         (13,972)
                                         ---------        ---------        ---------        ---------        ---------

EXTRAORDINARY ITEM:
Forgiveness of wraparound
 mortgages payable on
 disposition of properties                      --            4,240           51,183              373              493
                                         ---------        ---------        ---------        ---------        ---------
NET (LOSS) INCOME                        $  (6,684)       $  (6,723)       $  31,953        $ (15,200)       $ (13,479)
                                         =========        =========        =========        =========        =========

PER UNIT DATA:
Operating loss                           $  (86.47)       $  (77.22)       $  (74.05)       $ (137.07)       $ (133.26)
                                         =========        =========        =========        =========        =========
Net (loss) income                        $  (68.38)       $  (68.78)       $  322.55        $ (152.00)       $ (134.79)
                                         =========        =========        =========        =========        =========

Weighted average units
 outstanding                                97,752           97,752           99,063          100,000          100,000
                                         =========        =========        =========        =========        =========

ASSETS:
Rental property - net                    $ 109,008        $ 116,667        $ 127,093        $ 151,286        $ 161,874
Other assets                                 7,897            7,420            7,811            4,199            6,423
                                         ---------        ---------        ---------        ---------        ---------
TOTAL ASSETS                             $ 116,905        $ 124,087        $ 134,904        $ 155,485        $ 168,297
                                         =========        =========        =========        =========        =========


LIABILITIES AND PARTNERS' DEFICIT:
Wraparound mortgages
 payable less
 unamortized discount(1)                 $ 144,409        $ 144,223        $ 149,265        $ 198,662        $ 196,928
Other liabilities                            7,521            8,205            7,257           10,394            9,740
                                         ---------        ---------        ---------        ---------        ---------
Total liabilities                        $ 151,930        $ 152,428        $ 156,522        $ 209,056        $ 206,668
Partners' deficit                          (35,025)         (28,341)         (21,618)         (53,571)         (38,371)
                                         ---------        ---------        ---------        ---------        ---------

TOTAL LIABILITIES AND
 PARTNERS' DEFICIT                       $ 116,905        $ 124,087        $ 134,904        $ 155.485        $ 168,297
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

         B. THIRD PARTY DEBT SERVICE

         As of December 31, 2000, the Third Party Underlying Obligations were current for all the Properties except for the properties located in Fairfield, Iowa; Huron, South Dakota; Wahpeton, North Dakota; Washington, Iowa; and Wheelersburg, Ohio. See "D. Loan Obligations" for further discussion of the Fairfield, Huron, Wahpeton and Washington properties.

         As of December 31, 2000, the net book value and net Wrap Mortgage balance for these Properties were as follows:

Property                  Net Book Value              Net Wrap Mortgage Balance
--------                  --------------              -------------------------
Fairfield                  $   247,000                     $   271,000
Huron                          336,000                         352,000
Wahpeton                       309,000                         337,000
Washington                     230,000                         253,000
Wheelersburg                 1,229,000                       1,304,000

         C. WORKING CAPITAL

         As of December 31, 2000, the MLP has working capital of approximately $618,000 excluding amounts due to the Managing General Partner and the Pension Groups of $825,000 and $49,000, respectively. The MLP's operating budget for 2001 projects a cash deficit of approximately $233,000. Consequently, the MLP does not have sufficient reserves to satisfy balloon loan obligations with respect to the Third Party Underlying Obligations. The Partnership Agreement and the Restructuring Agreement do not permit the Third Party Underlying Obligations to be refinanced in order to provide working capital to create a working capital reserve. The Managing General Partner may, in its discretion, create a reserve in light of anticipated costs or other economic contingencies.

         To date, the MLP has replenished its working capital reserves through the sale of Properties. This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage. They have agreed in certain instances to release their liens and provide proceeds from the sale to the MLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties. Although the Second Mortgage and Wrap Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard is expected. As of December 31, 2000, the Managing General Partner has advanced approximately $825,000 to the MLP. The General Partners do not have the financial wherewithal to continue to advance funds to the MLP and the Managing General Partner may in fact require the repayment of the advances for its own operational needs. As a result, it may be necessary for the MLP to sell Properties.

         D. LOAN OBLIGATIONS

         As of December 31, 2000 the Third Party Underlying Obligations for the Fairfield, Huron, Wahpeton and Washington properties have matured and had balloon payments due. The Third Party Underlying Obligations that have matured relating to these properties are as follows: Fairfield - $52,000; Huron - $67,000; Wahpeton - $65,000; and Washington - $49,000. These properties are encumbered by the same mortgage and the Fairfield, Wahpeton and Washington properties were leased to the same tenant as of December 31, 2000. This tenant is seeking to enforce a provision of its lease whereby the MLP, as landlord, would be required to convey all four of the properties at a price defined in the lease of $325,000. The MLP disputes this interpretation of the lease and in July 1999, filed an action for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania to resolve this matter. If the MLP were required to convey these four properties, it would result in a gain on disposition of properties of approximately $184,000.

As of December 31, 2000 the Third Party Underlying Obligation for the Wheelersburg property had matured and had balloon payment due. The Third Party Underlying Obligation that had matured relating to this property is $1,169,000. The MLP is currently in negotiations to refinance or extend this loan. If the MLP is not successful in this matter, Wheelersburg could be lost in foreclosure which would result in a gain on disposition of properties of approximately $75,000.

         Although all the Third Party Underlying Obligations on which balloons have become due to date have ultimately been refinanced, there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. In the event that the MLP is not able to obtain refinancing commitments from alternative lenders or loan extensions from the lenders holding the existing Third Party Underlying Obligations, the properties could be lost to foreclosure. See "Item
2. Properties."

         E. CAPITAL REQUIREMENTS

         The average age of the Properties owned by the MLP is in excess of 20 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 2000, the MLP was obligated for approximately $147,000 of capital commitments which were primarily for roof repair and replacement. The 2001 operating budget for the Properties provides for approximately $621,000 in capital repair reserves.

         During 2000, the MLP had two outstanding lines of credit with E&H Properties, Inc., an affiliate of NPA, ("E&H") under which E&H would advance up to $1.25 million to the MLP for purposes of making Capital and Tenant Improvements (the "MLP Lines"). The MLP Lines include a $1,000,000 line of credit (the "Jefferson Line") and a $250,000 line of credit (the "Firstrust Line"). Pursuant to the MLP Lines, the obligation of E&H to make advances to the MLP is at all times in the sole and absolute discretion of E&H. At December 31, 2000, there were $770,000 of advances under the MLP Lines.

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

         At December 31, 2000, the E&H Line permitted E&H to borrow up to $2,000,000 which it can loan to the MLP and can use for E&H's general working capital.

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

         At December 31, 2000, the E&H Firstrust Line permitted E&H to borrow up to $2,500,000 which it can loan to the MLP and can use for E&H's general working capital.

         Pursuant to the promissory note executed with respect to the E&H Firstrust Line (the "Firstrust Note"), the amounts advanced pursuant to the Firstrust Note bear interest at the Prime Rate as published in the Wall Street Journal's "Money Rates" section (the "E&H Firstrust Borrowing Rate"). The current E&H Firstrust Borrowing Rate is 9.50%.

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

         At December 31, 2000, $770,000 has been advanced under the MLP Lines and $915,000 has been borrowed under the E&H Firstrust Line.

         F. TENANT IMPROVEMENTS

         The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 2000, approximately $45,000 was provided to tenants in rental abatements.

                  II. RESULTS OF OPERATIONS

         A. PROPERTY DISPOSITIONS DURING FISCAL 2000

         During 2000, the Fond du Lac, Wisconsin property was sold in a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. The MLP has identified the property to be acquired in this transaction and anticipates completing the purchase in the first quarter of 2001. In addition, a property located in Painesville, Ohio was acquired to complete a 1999 transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. Proceeds, if any, were used to pay off the Third Party Underlying Obligations and pay down the Wrap Mortgages. In addition, any remaining balances due on the Third Party Underlying Obligations and Wrap Mortgages were either assumed or forgiven by the holder of the respective mortgages. The disposition of these properties may result in tax liability to those who had been Limited Partners in the Partnerships which owned the property. See "Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters - Certain Income Tax Consequences - Recognition of Gain."

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

         C. FULL FISCAL YEARS

         Over the five year period ended December 31, 2000, the MLP disposed of 12 Properties. The number of Properties owned and disposed of by year are as follows:

                              2000          1999         1998         1997         1996
                              ----          ----         ----         ----         ----
Beginning of year              48            49           56           57           60
Properties disposed             -             1            7            1            3
                               --            --           --           --           --
End of year                    48            48           49           56           57
                               ==            ==           ==           ==           ==

         The disposition of Properties resulted in "Net (loss) gain on disposition of properties" and "Forgiveness of wraparound mortgages payable on disposition of properties" as reflected in the financial statements.

         The following table reflects the operating results for the MLP for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, excluding the operating results for 12 Properties that were disposed during the five year period. The table is presented in order to facilitate an understanding of the operating results and trends of the MLP.

                              2000             1999              1998             1997              1996
                              ----             ----              ----             ----              ----
INCOME:

Rental income                $17,133          $17,502           $17,279          $17,047           $16,983
Other charges
 to tenant                     5,016            5,193             5,162            5,371             5,004
Interest income                  250              210               200              128               112
Other income                      --              150                62               97                --
                             -------          -------          --------         --------          --------

TOTAL INCOME                  22,399           23,055            22,703           22,643            22,099
                             -------          -------          --------         --------          --------


OPERATING EXPENSES:

Interest expense              11,174           11,049            10,758           13,773            13,717
Other operating
 expenses                      9,183            8,872             9,268            9,091             9,054
Depreciation and
 amortization                  6,768            6,726             6,782            6,712             6,571
                             -------          -------           -------          -------           -------
TOTAL OPERATING
 EXPENSES                     27,125           26,647            26,808           29,576            29,342
                             -------          -------           -------          -------           -------
OPERATING LOSS               $(4,726)         $(3,592)          $(4,105)         $(6,933)          $(7,243)
                             =======          =======           =======          =======           =======

         The fluctuations in "Rental Income" between years has been modest and did not exceed 2.1% for any of the years presented. This is consistent with the Property portfolio which has a significant portion of space rented to Anchor Tenants under long term leases. In 2000, there was a $382,000 decrease in percentage rental income. In 1999 and 1998, there were $244,000 and $257,000 increases in percentage rental income, respectively.

         The Properties are financed by long term fixed rate debt and consequently there was virtually no fluctuation in interest expense between 1996 and 1997. During 1998, $84,331,000 of Wrap Mortgages were forgiven on properties previously owned by Unaudited Partnerships resulting in a substantial decrease in interest expense between 1997 and 1998.

         The increases in depreciation and amortization between 1996 and 2000 are due to capital improvements. The net decrease between 1998 and 1999 was due to adjustments to the estimated useful lives of certain tenant improvements where the tenant had vacated prior to December 31, 1998.

                  III. INDEBTEDNESS SECURED BY THE PROPERTIES

         The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 2000, the aggregate indebtedness of the MLP pursuant to the Wrap Mortgages was approximately $294 million, of which approximately $91 million constituted indebtedness under the Third Party Underlying Obligations and $83 million constituted indebtedness under the Second Mortgages. See "Item 5. IV. Certain Income Tax Considerations - A. Recognition of Gain." As of December 31, 2000, the aggregate historical cost of the Properties securing the indebtedness of the MLP mortgages was approximately $226 million.

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

         B. THE SECOND MORTGAGES AND NOTES

         Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The approximate outstanding principal balance of the Second Mortgages as of December 31, 2000 was approximately $83 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

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

         The directors and executive officers of the General Partners are as follows:

         Edward B. Lipkin, age 55, serves as Director of the Managing General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

         Robert McKinney, age 45, serves as Director of the Equity General Partner. Mr. McKinney received a Masters of Science and Masters of Business Administration from Villanova University and Temple University, respectively.

ITEM 11. EXECUTIVE COMPENSATION

         Neither the General Partners nor the officers of the General Partners receive compensation from the MLP. Certain administrative services related to tax and accounting service and to investor note collections were performed by the Managing General Partner on behalf of the MLP as provided in the Partnership Agreement. The amount payable to the Managing General Partner for such services aggregated $71,000, $70,000 and $58,000 for the years ended December 31, 2000, 1999 and 1998, respectively. See "Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

TITLE OF CLASS               NAME & ADDRESS OF                AMOUNT AND                         % OF CLASS
--------------               BENEFICIAL OWNER                 NATURE OF                          ----------
                             -----------------                BENEFICIAL OWNERSHIP
                                                              --------------------
Units of Limited             Robert McKinney                  1,000 Units                        1.0%
Partnership Interest         230 S. Broad Street
                             Philadelphia, PA 19102

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  I. COMPENSATION AND FEES

         The amounts and kinds of compensation and fees to be paid to the General Partners and its affiliates during the operation of the MLP are summarized below.

PERSON RECEIVING                                                   ESTIMATED AMOUNT
COMPENSATION               TYPE OF COMPENSATION                    OF COMPENSATION
------------               --------------------                    ----------------
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

E&H Properties, Inc.       Repayment of Indebtedness               Actual amounts
                           secured by Second Mortgages             will depend on
                                                                   the price of
                                                                   Properties and are
                                                                   not now determinable.


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

         Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. An aggregate of approximately $1,103,000 was earned by the Property Manager for management fees, and an aggregate of approximately $62,000 was earned by the Property Manager for leasing fees for the fiscal year 2000.



-------------------

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

         NPA and its principals owned 4,362 of the 100,000 units of the MLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interest in the MLP in exchange for the transfer of the Trenton property and related wraparound mortgage obligations. As a result, NPA and its principals did not own any of the 97,752 units as of December 31, 2000, 1999 and 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - II. Results of Operations - B. Forgiveness of Wrap Mortgages During Fiscal 1998."


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                  I.  DOCUMENTS FILED AS PART OF THIS REPORT

          A. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Independent Auditors' Report..................................     F-1

          Combined Financial Statements:

            Combined Balance Sheets at December 31, 2000 and 1999.......     F-2

             Combined Statements of Operations and Changes
             in Partners' Deficit for the years ended
             December 31, 2000, 1999 and 1998...........................     F-3

             Combined Statements of Cash Flows for the years ended
             December 31, 2000, 1999 and 1998...........................     F-4

          Notes to Combined Financial Statements........................     F-5

          Attachments

             1  Properties Effectively Owned by the MLP at
                December 31, 2000.......................................    F-15

             2  Schedules II and III to the Combined Financial
                Statements..............................................    F-16

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

NATIONAL PROPERTY ANALYSTS MASTER
LIMITED PARTNERSHIP
(Registrant)

By:   EBL&S, Inc., its managing general partner



      By: /s/ Edward B. Lipkin
          --------------------
          Edward B. Lipkin
          Director

Date:     March 27, 2001
          --------------------



By:   Feldman International, Inc., its equity general partner



      By: /s/ Robert McKinney
          --------------------
          Robert McKinney
          Director


Date:     March 27, 2001
          --------------------


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

Signature                           Capacity                                                   Date
---------                           --------                                                   ----


/s/Edward B. Lipkin                 Director of EBL&S, Inc.
-------------------                 Principal Executive Officer,
Edward B. Lipkin                    Principal Accounting Officer and
                                    Principal Financial Officer                                March 27, 2001
                                                                                               --------------



/s/Robert McKinney                  Director of Feldman International, Inc.                    March 27, 2001
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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of NPAMLP as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

March 9, 2001

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                             Combined Balance Sheets

                           December 31, 2000 and 1999
                                 (in thousands)


 ASSETS                                                                     2000               1999
                                                                          ---------          --------
Rental property, at cost:
    Land                                                                  $  14,707            15,293
    Buildings                                                               211,037           215,676
                                                                          ---------          --------
                                                                            225,744           230,969
    Less:  accumulated depreciation                                         116,736           114,302
                                                                          ---------          --------
            Rental property, net                                            109,008           116,667
Cash and cash equivalents                                                     2,297             2,527
Restricted cash                                                               2,411             2,316
Tenant accounts receivable, net of allowance of $30 for 2000 and
    1999, respectively                                                          118               312
Unbilled rent receivable                                                        421               531
Tenant leasing costs                                                             35                50
Accounts receivable and other assets                                          2,615             1,684
                                                                          ---------          --------
Total assets                                                              $ 116,905           124,087
                                                                          =========          ========

                          LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable                                              $ 293,673           300,782
Less:  unamortized discount based on imputed interest rate of 12%           149,264           156,559
                                                                          ---------          --------
            Wraparound mortgages payable less
               unamortized discount                                         144,409           144,223
Due to Pension Groups                                                            49               189
Other borrowings                                                                770               770
Deferred revenue                                                                 83               556
Accounts payable and other liabilities                                        1,918             1,989
Finance lease obligation                                                      2,650             2,650
Deposit on sale of property                                                   2,051             2,051
                                                                          ---------          --------
            Total liabilities                                               151,930           152,428
Partners' deficit                                                           (35,025)          (28,341)
                                                                          ---------          --------
Total liabilities and partners' deficit                                   $ 116,905           124,087
                                                                          =========          ========


See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

       Combined Statements of Operations and Changes in Partners' Deficit

                  Years ended December 31, 2000, 1999 and 1998
                      (in thousands, except per-unit data)


                                                              2000             1999             1998
                                                           --------          -------          -------
Income:
    Rental income                                          $ 18,859           19,533           21,782
    Other charges to tenants                                  5,405            5,563            6,682
    Interest income                                             262              228              200
    Other income                                               --                150               62
                                                           --------          -------          -------
            Total income                                     24,526           25,474           28,726
                                                           --------          -------          -------
Operating expenses:
    Interest expense                                         16,332           16,596           18,035
    Real estate taxes                                         4,779            4,501            4,934
    Management fees                                           1,103            1,162            1,216
    Common area maintenance expenses                          2,202            1,939            1,922
    Ground rent                                                 491              479              528
    Repairs and maintenance                                     196              291              407
    General and administrative                                  609              753              879
    Depreciation                                              7,100            7,148            7,937
    Amortization                                                167              153              204
                                                           --------          -------          -------
            Total operating expenses                         32,979           33,022           36,062
                                                           --------          -------          -------
            Operating loss                                   (8,453)          (7,548)          (7,336)
Other income (expense):
    Net gain (loss) on disposition of properties              1,769           (3,415)         (11,894)
                                                           --------          -------          -------
            Loss before extraordinary gain                   (6,684)         (10,963)         (19,230)
Extraordinary gain:
    Forgiveness of wraparound mortgages payable on
       disposition of properties                               --              4,240           51,183
                                                           --------          -------          -------
            Net (loss) income                                (6,684)          (6,723)          31,953
Partners' deficit:
    Beginning of year                                       (28,341)         (21,618)         (53,571)
                                                           --------          -------          -------
    End of year                                            $(35,025)         (28,341)         (21,618)
                                                           ========          =======          =======
Net (loss) income per unit                                 $ (68.38)          (68.78)          322.55
                                                           ========          =======          =======
Weighted average units outstanding                           97,752           97,752           99,063
                                                           ========          =======          =======


See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                        Combined Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                           2000            1999             1998
                                                                        -------          ------          -------
Cash flows from operating activities:
    Net (loss) income                                                   $(6,684)         (6,723)          31,953
    Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
          Depreciation                                                    7,100           7,148            7,937
          Amortization of discount                                        7,295           7,167            7,135
          Net gain on disposition of properties including
            forgiveness of wraparound mortgages payable                  (1,769)           (825)         (36,946)
          Decrease (increase) in tenant accounts
            receivable, net                                                 194            (133)            (126)
          Decrease in unbilled rent receivable                              110             319               32
          Decrease in tenant leasing costs                                   15              26               41
          Increase in accounts receivable and
            other assets                                                   (931)           (627)            (390)
          (Decrease) increase in accounts payable and
            other liabilities                                               (71)            209             (581)
          (Decrease) increase in deferred revenue                          (473)            225              (65)
                                                                        -------          ------          -------
            Net cash provided by operating activities                     4,786           6,786            8,990
                                                                        -------          ------          -------
Cash flows from financing activities:
       Payments on wraparound mortgages                                  (7,109)         (7,969)          (7,712)
       (Decrease) increase in due to Pension Groups                        (140)            189           (1,954)
       Proceeds (payments) from other borrowings                           --               325             (148)
       Proceeds from additional debt                                       --              --              2,363
                                                                        -------          ------          -------
            Net cash used in financing activities                        (7,249)         (7,455)          (7,451)
                                                                        -------          ------          -------
Cash flows from investing activities:
       Disposition of properties                                          3,748           2,114            3,948
       Improvements to rental property                                   (1,420)         (2,251)          (1,929)
       Decrease in deposit on sale of property                             --              --               (389)
                                                                        -------          ------          -------
            Net cash provided by (used in) investing activities           2,328            (137)           1,630
                                                                        -------          ------          -------
            (Decrease) increase in cash and cash equivalents               (135)           (806)           3,169
Cash and cash equivalents:
    Beginning of year                                                     4,843           5,649            2,480
                                                                        -------          ------          -------
    End of year                                                         $ 4,708           4,843            5,649
                                                                        =======          ======          =======
Supplemental disclosures of cash flow information:
       Cash paid during the year for interest                           $ 9,037           9,429           10,900
                                                                        =======          ======          =======
Supplemental disclosure of noncash activities:
    Reduction in wraparound mortgages from forgiveness
       of debt, net of related discount                                 $  --             4,240           51,183
                                                                        =======          ======          =======

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2000, 1999 and 1998
                             (dollars in thousands)


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


                                      F-5                           (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2000, 1999 and 1998
                             (dollars in thousands)

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

       Through December 31, 2000, NPAMLP sold properties that generated approximately $35,134 in net proceeds that have been applied as a reduction of the threshold amount. NPAMLP has not distributed any sales proceeds to its partners since its organization.

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

       NPAMLP has working capital as of December 31, 2000, of approximately $618, excluding amounts due to the managing general partner and the Pension Groups of $825 and $49, respectively. NPAMLP may not have sufficient working capital reserves to satisfy mortgage obligations. NPAMLP has $2,297 of unrestricted cash and $480 available under line of credit agreements at December 31, 2000, to meet its short-term obligations. Through December 31, 2000, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wraparound mortgage have released their liens. In addition, as of December 31, 2000, the managing general partner has advanced approximately $825 to NPAMLP. The managing general partner does not have the financial wherewithal to continue to advance funds to NPAMLP and may in fact require the repayment of the advances for its own operational needs. As a result, it may be necessary for NPAMLP to sell properties.

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

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2000, 1999 and 1998
                             (dollars in thousands)

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

              In accordance with SFAS No. 107, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 2000 and 1999.

       (h)    USE OF ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made by management

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2000, 1999 and 1998
                             (dollars in thousands)

              with respect to the recoverability of the carrying amounts of rental property. Actual results could differ from these estimates.

(3)    OTHER BORROWINGS

       During 1996, NPAMLP secured a $1,000 revolving line of credit with a bank secured by certain properties. The maximum amount outstanding under the line of credit was $593 during the year ended December 31, 1998. During 1998, this line of credit was paid in full and expired under its term.

       During 1995, NPAMLP negotiated with E&H Properties, Inc. (E&H), a related party (note 8), for E&H to advance up to $1,000 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. The line bears interest based on a variable rate (11.25% at December 31, 2000) and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral; however, the East Haven, Connecticut property (with a net book value of rental property of $4.363 and a wraparound mortgage payable of $5,986 at December 31, 2000) has been pledged to secure a line of credit extended to E&H by a bank, which enables E&H to make advances to NPAMLP. As of December 31, 2000 and 1999, $770 was owed by NPALMP under this line of credit. As of December 31, 2000 an 1999, E&H did not have any borrowing under its bank line of credit. As of December 31, 1998, $445 was owed by NPAMLP and E&H under this line of credit, respectively.

       During 1999, NPAMLP negotiated with E&H for E&H to advance up to an additional $250 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. This additional line bears interest based on the prime rate (9.50% at December 31, 2000), and is scheduled to expire May 2001. During 1999, E&H secured an additional line of credit with a bank that will enable E&H to fund advances to NPAMLP. Any amounts advanced to NPAMLP are secured by a $250 second mortgage on the Sault Ste. Marie, Michigan property. During the years ended December 31, 2000 and 1999, there were no advances to NPAMLP from E&H under this additional line of credit. As of December 31, 2000 and 1999, E&H owed $915 and $770, respectively, under this additional bank line of credit.

(4)    TENANT LEASES

       At December 31, 2000 and 1999, NPAMLP effectively owned and operated 48 properties as listed in Attachment 1, that were comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 160 tenants under various lease agreements which are treated as operating leases.

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


                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2000, 1999 and 1998
                             (dollars in thousands)

       Future minimum lease rentals to be received under noncancelable leases are approximately:

             2001                                       $ 15,405
             2002                                         14,595
             2003                                         13,331
             2004                                         11,268
             2005                                          8,494
             Thereafter                                   28,794

       Rental income includes approximately $974, $1,356 and $1,113 related to percentage rents for the years ended December 31, 2000, 1999 and 1998, respectively.

(5)    GROUND LEASES

       NPAMLP is obligated under 13 noncancelable ground leases that expire between 2003 and 2078 (see Attachment 1).

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

       Future minimum lease payments under all noncancelable ground leases as of December 31, 2000, are approximately:

             2001                                       $   681
             2002                                           681
             2003                                           538
             2004                                           443
             2005                                           222
             Thereafter                                   2,411

       Total rental expense for ground leases for the years ended December 31, 2000, 1999 and 1998, was approximately $491, $479 and $528, respectively. In addition, $260, $262 and $263 was recorded as interest expense for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2000, 1999 and 1998
                             (dollars in thousands)

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

       Through December 31, 1997, MLPG had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by Audited Partnerships. In 1998, MLPG agreed to forgive certain wraparound mortgages remaining after the disposition of properties that were owned by Unaudited Partnerships. For the years ended December 31, 1999 and 1998, wraparound mortgage obligations of approximately $9,804 and $36,523 with related discounts of $5,564 and $16,389, respectively, were forgiven in connection with various property dispositions. The aggregate of $4,240 and $20,134 is included in Extraordinary Gain from Forgiveness of wraparound mortgages payable on disposition of properties for the years ended December 31, 1999 and 1998, respectively.

       The wraparound mortgages have maturity dates varying from August 2009 to December 2013 and stated interest rates varying from 0% to 10%.

       Certain wraparound mortgages are fully amortized over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations. Also, the Pension Groups have balloon payments due on the third-party underlying mortgage obligations, which aggregate approximately $1,403 during the year ended December 31, 2001. Discussions and negotiations with the lenders for these properties are in process; however, there can be no assurance that loan extensions will be successfully negotiated with these lenders. In the event that NPAMLP is not able to obtain refinancing commitments and loan extensions from the existing senior mortgage lenders or refinancing from alternative lenders, the properties could be lost to foreclosure.

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2000, 1999 and 1998
                             (dollars in thousands)


       Wraparound mortgage principal payment requirements for the next five years are approximately:

           2001                                       $  6,824
           2002                                          7,082
           2003                                          6,775
           2004                                          7,021
           2005                                          7,281


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

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2000, 1999 and 1998
                             (dollars in thousands)

       In addition, certain administrative services were performed by EBL&S on behalf of NPAMLP as provided for in NPAMLP's Partnership Agreement. Amounts earned by EBL&S for the years ended December 31 were as follows:

                                  2000          1999          1998
                                 ------         -----         -----
Property management fees         $1,103         1,162         1,196
Leasing commissions                  62           160            63
Administrative services              71            70            58
                                 ------         -----         -----
                                 $1,236         1,392         1,317
                                 ======         =====         =====


       Included in accounts payable and other liabilities at December 31, 2000 and 1999, was approximately $825 and $796, respectively, that was owed to EBL&S for property management fees, leasing commissions, administrative services and cash advances for debt service.

       During 1996, the El Paso, Texas property was sold to a limited partnership owned by directors and executives of EBL&S, Inc. The sales price of the property was determined to be at fair market value by an independent appraiser. In connection with the transaction, a promissory note was issued to NPAMLP in the approximate amount of $436. The note is interest only, bears interest at 10% and matures on November 1, 2008.

       During 1998, the third-party underlying mortgage obligation on the North Augusta, South Carolina property was acquired by E&H for its remaining principal balance as of the date of acquisition. The mortgage was extended and fully amortized on October 1, 1999.

       NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interests in NPAMLP in exchange for the transfer of the Trenton, New Jersey property and related wraparound mortgage obligations. As a result, NPA and its principals did not own any of the 97,752 units of NPAMLP at December 31, 2000 and 1999.

       NPA holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $83,156 at December 31, 2000 and 1999.

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

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2000, 1999 and 1998
                             (dollars in thousands)

       NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the managing general partner, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP's financial position, results of operations or liquidity.

       Certain scheduled payments on third-party underlying mortgage obligations discussed in note 1 have not been made on the Fairfield, Iowa; Huron, South Dakota; Wahpeton, North Dakota; Washington, Iowa and Wheelersburg, Ohio properties at December 31, 2000.

       On June 30, 1999, the mortgage on the Fairfield, Huron, Wahpeton and Washington properties matured and had a balloon payment due. These properties are encumbered by the same mortgage and the Fairfield, Wahpeton and Washington properties were leased to the same tenant as of December 31, 2000. The tenant at these properties is seeking to enforce a provision of its lease whereby NPAMLP, as landlord, would be required to convey the four properties at a price defined in the lease. NPAMLP disputes this interpretation of the lease and in July 1999, filed an action for declaratory judgement in the United States District Court for the Eastern District of Pennsylvania to resolve this matter. If NPAMLP were required to convey these four properties, it would result in a gain on disposition of properties of approximately $184.

       On December 31, 2000, the mortgage on the Wheelersburg property matured and had a balloon payment due. NPAMLP is currently in negotiations to refinance or extend this loan. If NPAMLP is not successful in this matter, Wheelersburg could be lost in foreclosure which would result in a gain on disposition of properties of approximately $75.

(10)   MAJOR TENANTS

       During the years ended December 31, 2000, 1999 and 1998, one tenant accounted for approximately 55% of the rental income of NPAMLP, respectively. Four of the stores occupied by this tenant had been vacated as of December 31, 2000; however, the tenant has continued to make rental payments under the terms of its leases at these properties while it attempts to market the space to other users. The tenant remains obligated under the terms of its leases at these four properties for terms ranging from three to seventeen years.

(11)   EXCHANGE OF PROPERTIES

       During the year ended December 31, 2000, the Fond du Loc, Wisconsin property was sold in a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. The purchase side of this transaction is scheduled to be completed in the first quarter of 2001. As a result of the sale, a gain of $1,798 was recognized during 2000. During the year ended December 31, 1999, the Minot, North Dakota property was sold in a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. This transaction was completed in the first quarter of 2000 with an acquisition of a property located in Painesville, Ohio. As a result of the sale, a gain of $171 was recognized during 1999.

                                                                     (Continued)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2000, 1999 and 1998
                             (dollars in thousands)

(12)   PARTNERS' DEFICIT

       Following is a summary of the combined changes in partners' deficit for the three years ended December 31, 2000 (in thousands except unit data):


                                            UNITS                                    PARTNERS' DEFICIT
                          -------------------------------------------   --------------------------------------------
                            GENERAL        LIMITED                        GENERAL        LIMITED
                            PARTNERS       PARTNERS        TOTAL          PARTNERS       PARTNERS         TOTAL
                          -------------  -------------  -------------   -------------  -------------   -------------
December 31, 1997           1,000          99,000           100,000          $(536)         (53,035)         (53,571)

Net income                   --              --                --              320           31,633           31,953

Redemption of units          --            (2,248)           (2,248)          --               --               --
                            -----         -------          --------          -----          -------          -------

December 31, 1998           1,000          96,752            97,752           (216)         (21,402)         (21,618)

Net loss                     --              --                --              (67)          (6,656)          (6,723)
                            -----         -------          --------          -----          -------          -------

December 31, 1999           1,000          96,752            97,752           (283)         (28,058)         (28,341)

Net loss                     --              --                --              (67)          (6,617)          (6,684)
                            -----         -------          --------          -----          -------          -------

December 31, 2000           1,000          96,752            97,752          $(350)         (34,675)         (35,025)
                            =====         =======          ========          =====          =======          =======

                                                                    ATTACHMENT I

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

         Properties Effectively Owned by NPAMLP at December 31, 2000 (1)



                                PROPERTY LOCATION
-------------------------------------------------------------------------------
Ardmore, OK                  Huntsville, AL*              Oak Lawn, IL*
Borger, TX                   Huron, SD                    Ocala, FL
Bowling Green, OH            Hutchinson, MN               Painesville, OH
Cahokia, IL                  Independence, MO             Philadelphia, PA*+
Chesapeake, VA*+             International Falls, MN      San Mateo, CA*
Clackamas, OR**              Kalamazoo, MI*+              Sault Ste. Marie, MI
Cottage Grove, MN            Lake Mary, FL                Seven Hills, OH*+
Crescent City, CA            Lockport, IL                 Sparks, NV**
Dunmore, PA*                 Marquette, MI*               Steger, IL
East Haven, CT               Maryville, MO*               Taylorville, IL
Escanaba, MI                 Menominee, MI*               Urbana, IL
Fairborn, OH*+               New Hope, MN                 Wahpeton, ND
Fairfield, IA                Newberry, SC                 Washington, IA
Federal Way, WA              North Augusta, SC*           Waverly, OH
Fort Wayne, IN**             North Sarasota, FL           Wheelersburg, OH
Huntington, WV               O'Fallon, MO                 Yazoo City, MS


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

                                                                     SCHEDULE II

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                   Combined Valuation and Qualifying Accounts

                        December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                BALANCE,       ADDITIONS                          BALANCE,
                                               BEGINNING       CHARGED TO                         END OF
                                                OF YEAR        OPERATIONS      DEDUCTIONS          YEAR
                                              -----------      ----------      -----------       ---------
Allowance for doubtful accounts:

     Year ended December 31, 1998               $30               --               --               30

     Year ended December 31, 1999                30               --               --               30

     Year ended December 31, 2000                30               --               --               30

                                                                    SCHEDULE III

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                           COST CAPITALIZED
                                                                        (WRITTEN OFF) SUBSEQUENT
                                                    INITIAL COST            TO ACQUISITION
                                               ----------------------   ------------------------
                                                           BUILDINGS                  BUILDINGS                 BUILDINGS
                                                              AND                        AND                       AND
PROPERTY LOCATION              ENCUMBRANCES     LAND      IMPROVEMENTS   LAND        IMPROVEMENTS     LAND     IMPROVEMENTS
--------------------------     ------------    -------    -----------   -----       -------------    ------    ------------
Ardmore, OK                     $  9,117         750         14,989      --               412          750         15,401
Borger, TX                           684         106          1,143      --              --            106          1,143
Bowling Green, OH                  5,122         496          5,270      --                48          496          5,318
Cahokia, IL                         --           600          5,800      (578)         (5,790)          22             10
Chesapeake, VA                     3,727         416          4,798      --              --            416          4,798
Clackamas, OR                      1,115         124          3,091      --              --            124          3,091
Cottage Grove, MN                  6,850         740          5,550       (84)          4,542          656         10,092
Crescent City, CA                  1,594         129          2,220      --              --            129          2,220
Dunmore, PA                          752        --            1,350      --              --           --            1,350
East Haven, CT                     3,426         447          4,883      --             2,532          447          7,415
Escanaba, MI                       1,048         159          1,616      --              --            159          1,616
Fairborn, OH                       3,382         377          4,961      --                62          377          5,023
Fairfield, IA                        271          45            461      --              --             45            461
Federal Way, WA                    2,629          86          1,894      --              --             86          1,894
Fort Wayne, IN                     3,891         575          6,616      --              --            575          6,616
Huntington, WV                     2,547         336          3,649      --               543          336          4,192
Huntsville, AL                     1,258        --            1,904      --               177         --            2,081
Huron, SD                            352          58            598      --                17           58            615
Hutchinson, MN                     1,943         179          3,304      --              --            179          3,304
Independence, MO                   2,884         394          3,550      --               446          394          3,996
International Falls, MN            1,717         179          3,071      --              --            179          3,071
Kalamazoo, MI                      2,693         250          4,850      --               313          250          5,163
Lake Mary, FL                      4,981       1,310          7,422      --              --          1,310          7,422
Lockport, IL                       2,260         286          2,572      --               474          286          3,046
Marquette, MI                      7,697        --            5,700      --             8,595         --           14,295
Maryville, MO                        249        --            1,248      --                78         --            1,326
Menominee, MI                      1,939        --            2,722      --               100         --            2,822
New Hope, MN                       3,300         357          3,774      --               390          357          4,164
Newberry, SC                       1,873         201          2,192      --              --            201          2,192
North Augusta, SC                  2,080         100          2,900      --              --            100          2,900
North Sarasota, FL                 4,756         459          5,686      --               256          459          5,942
O'Fallon, MO                       3,236         343          3,626      --               100          343          3,726
Oak Lawn, IL                       6,390        --            9,029      --               192         --            9,221
Ocala, FL                          2,577         417          3,301      --              --            417          3,301
Painesville, OH                    3,349         180          1,990      --              --            180          1,990
Philadelphia, PA                   3,675         529          5,859      --               223          529          6,082


                                          ACCUMULATED    DATE OF
PROPERTY LOCATION               TOTAL     DEPRECIATION  ACQUISITION      LIFE         METHOD
--------------------------     --------   ------------  -----------    ---------     -------------
Ardmore, OK                     16,151        8,480        09/83        Varies       Varies
Borger, TX                       1,249          657        10/83        30 years     Straight-line
Bowling Green, OH                5,814        3,505        02/81        Varies       Varies
Cahokia, IL                         32            2        10/82        Varies       Varies
Chesapeake, VA                   5,214        2,932        09/82        30 years     Straight-line
Clackamas, OR                    3,215        1,786        09/83        30 years     Straight-line
Cottage Grove, MN               10,748        4,087        11/81        Varies       Varies
Crescent City, CA                2,349        1,295        07/83        30 years     Straight-line
Dunmore, PA                      1,350        1,151        06/75        30 years     Straight-line
East Haven, CT                   7,862        3,499        08/80        Varies       Varies
Escanaba, MI                     1,775          983        10/82        30 years     Straight-line
Fairborn, OH                     5,400        3,063        07/82        Varies       Varies
Fairfield, IA                      506          259        03/84        30 years     Straight-line
Federal Way, WA                  1,980        1,247        04/81        30 years     Straight-line
Fort Wayne, IN                   7,191        3,749        01/84        30 years     Straight-line
Huntington, WV                   4,528        2,084        10/84        Varies       Varies
Huntsville, AL                   2,081        1,086        03/84        Varies       Varies
Huron, SD                          673          337        03/84        30 years     Straight-line
Hutchinson, MN                   3,483        1,936        06/83        30 years     Straight-line
Independence, MO                 4,390        2,439        05/81        Varies       Varies
International Falls, MN          3,250        1,792        07/83        30 years     Straight-line
Kalamazoo, MI                    5,413        3,376        09/80        Varies       Varies
Lake Mary, FL                    8,732        1,153        12/94        Varies       Varies
Lockport, IL                     3,332        1,701        07/82        Varies       Varies
Marquette, MI                   14,295        6,241        05/83        Varies       Varies
Maryville, MO                    1,326          730        11/83        Varies       Varies
Menominee, MI                    2,822        1,750        10/81        Varies       Varies
New Hope, MN                     4,521        2,534        03/81        Varies       Varies
Newberry, SC                     2,393        1,187        10/84        30 years     Straight-line
North Augusta, SC                3,000        2,014        03/80        30 years     Straight-line
North Sarasota, FL               6,401        3,876        11/80        Varies       Varies
O'Fallon, MO                     4,069        2,407        03/81        Varies       Varies
Oak Lawn, IL                     9,221        5,887        10/81        Varies       Varies
Ocala, FL                        3,718        1,972        02/83        30 years     Straight-line
Painesville, OH                  2,170           66        03/00        30 years     Straight-line
Philadelphia, PA                 6,611        4,070        08/80        Varies       Varies

                                                                    SCHEDULE III

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                           COST CAPITALIZED
                                                                        (WRITTEN OFF) SUBSEQUENT
                                                    INITIAL COST            TO ACQUISITION
                                               ----------------------   ------------------------
                                                           BUILDINGS                  BUILDINGS                 BUILDINGS
                                                              AND                        AND                       AND
PROPERTY LOCATION              ENCUMBRANCES     LAND      IMPROVEMENTS   LAND        IMPROVEMENTS     LAND     IMPROVEMENTS
--------------------------     ------------    -------    -----------   -----       -------------    ------    ------------
San Mateo, CA                   $  2,677        --            6,672      --              --           --            6,672
Sault Ste. Marie, MI               1,955         375          2,816      --              --            375          2,816
Seven Hills, OH                    2,037         371          3,771      --              --            371          3,771
Sparks, NV                        10,900       1,648         20,409       (30)           --          1,618         20,409
Steger, IL                         2,279         332          2,489      --               225          332          2,714
Taylorville, IL                    2,473         492          3,696      --               118          492          3,814
Urbana, IL                         3,603         633          4,753      --               101          633          4,854
Wahpeton, ND                         337          56            577      --              --             56            577
Washington, IA                       253          41            431      --              --             41            431
Waverly, OH                        2,631         471          2,920      --               169          471          3,089
Wheelersburg, OH                   1,304         194          2,081      --               224          194          2,305
Yazoo City, MS                     2,571         158          1,820      --               466          158          2,286
                                --------      ------        -------      ----          ------       ------        -------

                   Total        $138,384      15,399        196,024      (692)         15,013       14,707        211,037
                                ========      ======        =======      ====          ======       ======        =======
Cross-collateralized
  wraparound mortgages
  on properties
  previously disposed           $  6,025
                                --------
                                $144,409
                                ========



                                          ACCUMULATED    DATE OF
PROPERTY LOCATION               TOTAL     DEPRECIATION  ACQUISITION      LIFE         METHOD
--------------------------     --------   ------------  -----------    ---------     -------------
San Mateo, CA                    6,672        4,263        11/81        30 years     Straight-line
Sault Ste. Marie, MI             3,191        1,705        11/82        30 years     Straight-line
Seven Hills, OH                  4,142        2,294        10/82        30 years     Straight-line
Sparks, NV                      22,027       11,678        11/83        30 years     Straight-line
Steger, IL                       3,046        1,596        11/81        Varies       Varies
Taylorville, IL                  4,306        2,289        11/82        Varies       Varies
Urbana, IL                       5,487        2,888        11/82        Varies       Varies
Wahpeton, ND                       633          324        03/84        30 years     Straight-line
Washington, IA                     472          242        03/84        30 years     Straight-line
Waverly, OH                      3,560        1,800        10/82        Varies       Varies
Wheelersburg, OH                 2,499        1,270        10/83        Varies       Varies
Yazoo City, MS                   2,444        1,054        09/84        Varies       Varies
                               -------      -------

                   Total       225,744      116,736
                               =======      =======
Cross-collateralized
  wraparound mortgages
  on properties
  previously disposed

Properties consist primarily of shopping centers and free standing, single tenant retail stores.

Depreciation of NPAMLP's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

    Base building         30 years      Building components       15-39 years

The aggregate cost for federal income tax purposes was approximately $15,176 at December 31, 2000.

The changes in total real estate assets and accumulated depreciation for the years ended December 31, are as follows:


                                       TOTAL REAL ESTATE ASSETS
                             --------------------------------------------
                               2000              1999             1998
                             ---------         --------         --------
Beginning Balance            $ 230,969          240,321          273,734
Improvements                     1,420            2,251            1,929
Acquisitions                     2,170             --               --
Disposals/write-downs           (8,815)         (11,603)         (35,342)
                             ---------         --------         --------
                             $ 225,744          230,969          240,321
                             =========         ========         ========

                                            ACCUMULATED DEPRECIATION
                                   -------------------------------------------
                                     2000              1999             1998
                                   ---------         --------         --------
Beginning Balance                  $ 114,302          113,228          122,448
Depreciation - Original                6,397            6,526            7,150
Depreciation - Improvements              703              622              787
Disposals                             (4,666)          (6,074)         (17,157)
                                   ---------         --------         --------
                                   $ 116,736          114,302          113,228
                                   =========         ========         ========