Form 10-Q
period 2001-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2001-05-14
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2001.

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

                               Yes [X]    No [ ]

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest                  97,752 units
-------------------------------------                  ------------
             (Class)                             (Outstanding at May 11, 2001)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX


                                                                       Page No.
                                                                       -------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Combined Balance Sheets
     March 31, 2001 and December 31, 2000                                   3

   Combined Statements of Operations and Changes in
   Partners' Deficit
    Three Months ended March 31, 2001 and 2000                              4

   Combined Statements of Cash Flows
    Three Months ended March 31, 2001 and 2000                              5

   Notes to Combined Financial Statements                                   6

  Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                        7


PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K                                              9


SIGNATURES                                                                 10

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                             Combined Balance Sheets
                                 (in thousands)

                                                    March 31,      December 31,
                                                      2001             2000
                      ASSETS                      (Unaudited)
                                                  -----------      ------------
Rental property, at cost:
  Land                                             $  15,365        $  14,707
  Buildings                                          214,978          211,037
                                                   ---------        ---------
                                                     230,343          225,744
  Less: accumulated depreciation                     118,496          116,736
                                                   ---------        ---------
      Rental property, net                           111,847          109,008

Cash and cash equivalents                              3,635            2,297
Restricted cash                                        2,315            2,411
Tenant accounts receivable, net of allowance
of $30 - 2001 and 2000                                   608              118
Unbilled rent receivable                                 315              421
Tenant leasing costs                                      33               35
Accounts receivable and other assets                   1,054            2,615
                                                   ---------        ---------
Total assets                                       $ 119,807        $ 116,905
                                                   =========        =========

            LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable                       $ 296,474        $ 293,673
Less: unamortized discount based on imputed
interest rate of 12%                                 147,389          149,264
                                                   ---------        ---------
    Wraparound mortgages payable less
    unamortized discount                             149,085          144,409

Due to Pension Groups                                     49               49
Other borrowings                                         770              770
Deferred revenue                                         603               83
Accounts payable and other liabilities                 1,942            1,918
Finance lease obligation                               2,650            2,650
Deposit on sale of property                            2,051            2,051
                                                   ---------        ---------
Total liabilities                                    157,150          151,930

Partners' deficit                                    (37,343)         (35,025)
                                                   ---------        ---------
Total liabilities and partners' deficit            $ 119,807        $ 116,905
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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

 Combined Statements of Operations and Changes in Partners' Deficit (unaudited)
                      (in thousands, except per-unit data)

                                             Three months
                                                 ended
                                               March 31,
                                       ------------------------
                                         2001            2000
                                       --------        --------
Income:
   Rental income                       $  4,613        $  4,838
   Other charges to tenants               1,327           1,375
   Interest income                           69              59
                                       --------        --------
Total income                              6,009           6,272
                                       --------        --------

Operating expenses:
  Interest expense                        4,020           4,105
  Real estate taxes                       1,170           1,231
  Management fees                           257             274
  Common area maintenance expenses          652             660
  Ground rent                               166             165
  Repairs and maintenance                   116              85
  General and administrative                146              95
  Depreciation                            1,760           1,768
  Amortization                               40              34
                                       --------        --------
    Total operating expenses              8,327           8,417
                                       --------        --------

    Net loss                             (2,318)         (2,145)

Partners' deficit:
  Beginning of period                   (35,025)        (28,341)
                                       --------        --------

  End of period                        ($37,343)       ($30,486)
                                       ========        ========

Net loss per unit                      ($ 23.71)       ($ 21.94)
                                       ========        ========


See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                  Combined Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                             Three months
                                                                ended
                                                              March 31,
                                                       ----------------------
                                                         2001           2000
                                                       -------        -------
Cash flows from operating activities:
  Net loss                                             ($2,318)       ($2,145)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation                                         1,760          1,768
    Amortization of discount                             1,875          2,014
    Increase in tenant accounts receivable                (490)          (177)
    Decrease in unbilled rent receivable                   106             10
    Decrease in tenant leasing costs                         2              5
    Decrease in accounts receivable
    and other assets                                     1,561            427
    Increase (decrease) in accounts payable
    and other liabilities                                   24            (57)
    Increase in deferred revenue                           520             68
                                                       -------        -------

      Net cash provided by operating activities          3,040          1,913
                                                       -------        -------

Cash flows from financing activities:
  Payments on wraparound mortgages                      (1,706)        (1,742)
  Decrease in due to Pension Groups                       --             (189)
  Proceeds from additional debt                           --            3,565
                                                       -------        -------

    Net cash (used in) provided by
    financing activities                                (1,706)         1,634
                                                       -------        -------

Cash flows from investing activities:
  Acquisition of properties                                (25)        (2,170)
  Improvements to rental property                          (67)          (249)
                                                       -------        -------

    Net cash used in investing activities                  (92)        (2,419)
                                                       -------        -------

    Increase in cash and cash equivalents                1,242          1,128

Cash and cash equivalents:
  Beginning of period                                    4,708          4,843
                                                       -------        -------

  End of period                                        $ 5,950        $ 5,971
                                                       =======        =======

Supplemental disclosure of noncash financing and
investing activities:
    Wraparound mortgage assumed in
    connection with acquisition of property              4,507           --
                                                       =======        =======


See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Financial Statements (Unaudited)

March 31, 2001


Note 1: Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 2000.


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


Note 3: Related Party Transaction

During the first quarter of 2001, NPAMLP completed a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code by purchasing a property located in Lawnside, New Jersey for $4,507,000 which included the assumption of related debt in the amount of $4,507,000 from a limited partnership controlled by Edward B. Lipkin, a related party.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 49 properties at March 31, 2001 and 2000. In October 1999 and March 2000, the Minot, North Dakota property was sold and the Painesville, Ohio property was purchased, respectively. This transaction was structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. In November 2000 and February 2001, the Fond Du Lac, Wisconsin property was sold and the Lawnside, New Jersey property was purchased, respectively. This transaction was also structured to be a tax-free exchange in accordance with
Section 1031 of the Internal Revenue Code. Income decreased for the three month period ended March 31, 2001 versus March 31, 2000 by $263,000. The decrease was primarily due to decreased rental income arising from the above property transactions and tenant turnover.

Operating expenses decreased for the three month period ended March 31, 2001 versus March 31, 2000 by $90,000. The decrease in operating expenses was primarily due to decreases in interest and real estate tax expenses primarily resulting from the above property dispositions.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operating activities for the three month period ended March 31, 2001 was $3,040,000. Net cash used in financing and investing activities was $1,706,000 and $92,000, respectively. As a result of the above, there was a $1,242,000 increase in cash for the three months ended March 31, 2001.

During 2000 and 2001, NPAMLP had two outstanding lines of credit with E & H Properties, Inc. (E & H), a related party, under which E & H would advance up to $1,250,000 to NPAMLP for the purposes of making capital and tenant improvements to the properties (the NPAMLP Lines). The NPAMLP Lines include a $1,000,000 and a $250,000 line of credit. Pursuant to the NPAMLP Lines, the obligation of E & H to make advances to NPAMLP is at all times in the sole and absolute discretion of E & H. As of March 31, 2001, there were $770,000 of advances under the NPAMLP Lines.

As of March 31, 2001, the third party underlying mortgages were current for all the properties except the properties located in Fairfield, Iowa; Huron, South Dakota; Wahpeton, North Dakota and Washington, Iowa. In June 1999 the loan matured and had a balloon payment due. These properties are encumbered by the same mortgage and the Fairfield, Wahpeton and Washington properties were leased to the same tenant as of March 31, 2001. The tenant at these properties is seeking to enforce a provision of its lease whereby NPAMLP, as landlord, would be required to convey the four properties at a price defined in the lease. NPAMLP disputes this interpretation of the lease and in July 1999, filed an action for declaratory judgement in the United States District Court for the Eastern District of Pennsylvania to resolve this matter. If NPAMLP were required to convey these four properties, it would result in a gain on disposition of properties of approximately $184,000.

As of March 31, 2001, the third party underlying mortgage for the Wheelersburg, Ohio property had matured and had a balloon payment due. NPAMLP is currently in negotiations to refinance or extend this mortgage. If NPAMLP were is not successful in this matter, Wheelersburg could be lost in foreclosure which would result in a loss on disposition of properties of approximately $36,000.

As of March 31, 2001, NPAMLP was obligated for approximately $117,000 of capital commitments which are primarily for tenant fit-out costs and roof replacement.

                                     PART II



Item 6(B).  Reports on Form 8-K

               The registrant was not required to file any current reports on Form 8-K during the three months ended March 31, 2001.

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


                               National Property Analysts Master
                               Limited Partnership
                               ----------------------------------------------
                               (Registrant)

                               Date:  May 11, 2001
                               ----------------------------------------------
                               By:  EBL&S, Inc., its managing general partner
                                    -----------------------------------------


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