Form 10-Q
period 2001-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2001-08-13
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
---
Exchange Act of 1934 for the quarterly period ended June 30, 2001.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________.

                                            0-24816
                                   (Commission File Number)

                     NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                     -----------------------------------------------------
                    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                  23-2610414
---------------------------------                   --------------
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

                                    Yes  X  No
                                        ---    ---

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

  Units of Limited Partnership Interest                  97,752 units
-------------------------------------------    -------------------------------
                  (Class)                      (Outstanding at August 10, 2001)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX

                                                                        Page No.
                                                                        -------
PART I.  FINANCIAL INFORMATION
------------------------------
  Item 1.  Financial Statements

   Combined Balance Sheets
     June 30, 2001 and December 31, 2000                                      3

   Combined Statements of Operations and Changes in
   Partners' Deficit
    Three and Six Months ended June 30, 2001 and 2000                         4

   Combined Statements of Cash Flows
    Six Months ended June 30, 2001 and 2000                                   5

   Notes to Combined Financial Statements                                     6

  Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                          7


PART II.  OTHER INFORMATION
---------------------------
  Item 6.  Reports on Form 8-K                                                9


SIGNATURES                                                                   10
----------

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                            (A LIMITED PARTNERSHIP)

                            COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      JUNE 30,     DECEMBER 31,
                                                        2001           2000
                                    ASSETS          (UNAUDITED)
                                                    -----------------------------
Rental property, at cost:
Land                                                  $15,365           $14,707
Buildings                                             215,374           211,037
                                                     --------------------------
                                                      230,739           225,744
Less: accumulated depreciation                        120,257           116,736
                                                     --------------------------
  Rental property, net                                110,482           109,008

Cash and cash equivalents                               3,631             2,297
Restricted cash                                         2,229             2,411
Tenant accounts receivable, net of allowance
  of $30 - 2001 and 2000                                  303               118
Unbilled rent receivable                                  290               421
Tenant leasing costs                                       30                35
Accounts receivable and other assets                    1,048             2,615
                                                     --------------------------
Total assets                                         $118,013          $116,905
                                                     ==========================
                           LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable                         $294,768          $293,673
Less: unamortized discount based on imputed
  interest rate of 12%                                145,513           149,264
                                                     --------------------------
    Wraparound mortgages payable less
      unamortized discount                            149,255           144,409

Due to Pension Groups                                      49                49
Other borrowings                                          770               770
Deferred revenue                                          561                83
Accounts payable and other liabilities                  1,947             1,918
Finance lease obligation                                2,650             2,650
Deposit on sale of property                             2,051             2,051
                                                     --------------------------
Total liabilities                                     157,283           151,930

Partners' deficit                                     (39,270)          (35,025)
                                                     --------------------------
Total liabilities and partners' deficit              $118,013          $116,905
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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                 THREE MONTHS             SIX MONTHS
                                                    ENDED                   ENDED
                                                   JUNE 30,                JUNE 30,
                                           ------------------------------------------------
                                              2001         2000         2001        2000
                                           ------------------------------------------------
Income:
  Rental income                            $  4,778     $  4,838     $  9,391     $  9,676
  Other charges to tenants                    1,322        1,365        2,649        2,740
  Interest income                                66           62          135          121
                                           ------------------------------------------------
      Total income                            6,166        6,265       12,175       12,537
                                           ------------------------------------------------
Operating expenses:
  Interest expense                            4,033        4,062        8,053        8,167
  Real estate taxes                           1,178        1,234        2,348        2,465
  Management fees                               257          276          514          550
  Common area maintenance expenses              430          411        1,082        1,071
  Ground rent                                   107          107          273          272
  Repairs and maintenance                       117           73          233          158
  General and administrative                    168          201          314          296
  Depreciation                                1,761        1,788        3,521        3,556
  Amortization                                   42           38           82           72
                                           ------------------------------------------------
      Total operating expenses                8,093        8,190       16,420       16,607
                                           ------------------------------------------------

      Operating loss                         (1,927)      (1,925)      (4,245)      (4,070)

Other expense:
  Net loss on disposition of properties          --          (30)          --          (30)
                                           ------------------------------------------------
      Net loss                               (1,927)      (1,955)      (4,245)      (4,100)

Partners' deficit:
  Beginning of period                       (37,343)     (30,486)     (35,025)     (28,341)
                                           ================================================
  End of period                            ($39,270)    ($32,441)    ($39,270)    ($32,441)
                                           ================================================
Net loss per unit                           ($19.71)     ($20.00)     ($43.43)     ($41.94)
                                           ================================================




See accompanying notes to combined financial statements.

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                            (A LIMITED PARTNERSHIP)

                 Combined Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                          SIX MONTHS
                                                             ENDED
                                                            JUNE 30,
                                                     ---------------------
                                                       2001        2000
                                                     ---------------------
Cash flows from operating activities:
  Net loss                                           ($4,245)    ($4,100)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                     3,521       3,556
      Amortization of discount                         3,751       4,028
      Net loss on disposition of properties               --          30
      Increase in tenant accounts receivable            (185)        (40)
      Decrease (increase) in unbilled rent
        receivable                                       131         (16)
      Decrease in tenant leasing costs                     5           9
      Decrease in accounts receivable
        and other assets                               1,567         413
      Increase in accounts payable and
        other liabilities                                 29         230
      Increase in deferred revenue                       478         211
                                                     --------------------
        Net cash provided by operating activities      5,052       4,321
                                                     --------------------
Cash flows from financing activities:
  Payments on wraparound mortgages                    (3,412)     (3,384)
  Decrease in due to Pension Groups                       --        (189)
  Proceeds from additional debt                           --       3,565
                                                     --------------------
        Net cash used in financing activities         (3,412)         (8)
                                                     --------------------
Cash flows from investing activities:
  Acquisition of properties                              (25)     (2,170)
  Improvements to rental property                       (463)       (986)
                                                     --------------------
        Net cash used in investing activities           (488)     (3,156)
                                                     --------------------
        Increase in cash and cash equivalents          1,152       1,157

Cash and cash equivalents:
  Beginning of period                                  4,708       4,843
                                                     --------------------
  End of period                                      $ 5,860     $ 6,000
                                                     ====================
Supplemental disclosure of noncash financing and
  investing activities:
    Wraparound mortgage assumed in
      connection with acquisition of property        $ 4,507          --
                                                     ====================

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Notes to Combined Financial Statements (Unaudited)

June 30, 2001


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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

NPAMLP owned 49 properties at June 30, 2001 and 2000. In October 1999 and March 2000, the Minot, North Dakota property was sold and the Painesville, Ohio property was purchased, respectively. This transaction was structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. In November 2000 and February 2001, the Fond Du Lac, Wisconsin property was sold and the Lawnside, New Jersey property was purchased, respectively. This transaction was also structured to be a tax-free exchange in accordance with
Section 1031 of the Internal Revenue Code. Income decreased for the three and six month periods ended June 30, 2001 versus June 30, 2000 by $99,000 and $362,000, respectively. The decrease was primarily due to decreased rental income arising from the above property transactions and tenant turnover.

Operating expenses decreased for the three and six month periods ended June 30, 2001 versus June 30, 2000 by $97,000 and $187,000, respectively. The decrease in operating expenses was primarily due to decreases in interest, real estate tax expenses and management fees primarily resulting from the above property dispositions. The decrease was partially offset by increased repairs and maintenance expenses resulting from increased roof repairs.

There was a net loss on disposition of properties for the six month period ended June 30, 2000 of $30,000. This was due to the disposition of a portion of the Sparks property in June 2000.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operating activities for the six month period ended June 30, 2001 was $5,052,000. Net cash used in financing and investing activities was $3,412,000 and $488,000, respectively. As a result of the above, there was a $1,152,000 increase in cash for the six months ended June 30, 2001.

During 2000 and 2001, NPAMLP had two outstanding lines of credit with E & H Properties, Inc. (E & H), a related party, under which E & H would advance up to $1,250,000 to NPAMLP for the purposes of making capital and tenant improvements to the properties (the "NPAMLP Lines"). The NPAMLP Lines include a $1,000,000 and a $250,000 line of credit. Pursuant to the NPAMLP Lines, the obligation of E & H to make advances to NPAMLP is at all times in the sole and absolute discretion of E & H. As of June 30, 2001, there were $770,000 of advances under the NPAMLP Lines.

As of June 30, 2001, the third party underlying mortgages were current for all the properties except the properties located in Fairfield, Iowa; Huron, South Dakota; Wahpeton, North Dakota and Washington, Iowa. In June 1999 the loan matured and had a balloon payment due. These properties are encumbered by the same mortgage and the Fairfield, Wahpeton and Washington properties were leased to the same tenant as of June 30, 2001. The tenant at these properties is seeking to enforce a provision of its lease whereby NPAMLP, as landlord, would be required to convey the four properties at a price defined in the lease. NPAMLP disputes this interpretation of the lease and in July 1999, filed an action for declaratory judgement in the United States District Court for the Eastern District of Pennsylvania to resolve this matter. If NPAMLP were required to convey these four properties, it would result in a gain on disposition of properties of approximately $184,000.

As of June 30, 2001, the third party underlying mortgage for the Wheelersburg, Ohio property had matured and had a balloon payment due. NPAMLP is currently in negotiations to refinance or extend this mortgage. If NPAMLP is not successful in this matter, Wheelersburg could be lost in foreclosure which would result in a loss on disposition of properties of approximately $36,000.

As of June 30, 2001, NPAMLP was obligated for approximately $190,000 of capital commitments which are primarily for roof replacement, asphalt repairs and tenant fit-out costs.

                                     PART II



Item 6(B).  Reports on Form 8-K

        The registrant was not required to file any current reports on Form 8-K during the three months ended June 30, 2001.

                                          SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        National Property Analysts Master
                                        Limited Partnership
                                        ---------------------------------------
                                        (Registrant)

                                        Date:  August 10, 2001
                                              ---------------------------------

                                        By:   EBL&S, Inc., its managing general
                                              partner
                                              ---------------------------------


                                        By:   /s/ Edward B. Lipkin
                                              ---------------------------------
                                              Name:  Edward B. Lipkin
                                              Title: Director

                                        By:   Feldman International, Inc., its
                                              equity general partner
                                              ---------------------------------

                                        By:   /s/ Robert McKinney
                                              ---------------------------------
                                              Name:  Robert McKinney
                                              Title: Director