Form 10-Q
period 2001-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2001-11-13
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________.

                                     0-24816

                            (Commission File Number)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      Delaware                                                    23-2610414
      (State of other jurisdiction                             (IRS Employer
      incorporated or organization)                         Identification No.)

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

Units of Limited Partnership Interest                    97,752 units
           (Class)                            (Outstanding at November 12, 2001)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX
                                      -----


                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Combined Balance Sheets
     September 30, 2001 and December 31, 2000                                                3

   Combined Statements of Operations and Changes in
   Partners' Deficit
    Three and Nine Months ended September 30, 2001 and 2000                                  4

   Combined Statements of Cash Flows
    Nine Months ended September 30, 2001 and 2000                                            5

   Notes to Combined Financial Statements                                                    6

  Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                                         7


PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K                                                               9

SIGNATURES                                                                                  10

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                   SEPTEMBER 30,    DECEMBER 31,

                                                                      2001               2000
                           ASSETS                                 (UNAUDITED)
                                                                 -------------------------------
Rental property, at cost:
    Land                                                            $  15,340         $  14,707
    Buildings                                                         215,559           211,037
                                                                    ---------------------------
                                                                      230,899           225,744
    Less: accumulated depreciation                                    122,018           116,736
                                                                    ---------------------------
            Rental property, net                                      108,881           109,008

Cash and cash equivalents                                               3,327             2,297
Restricted cash                                                         2,679             2,411
Tenant accounts receivable, net of allowance
    of $30 - 2001 and 2000                                                232               118
Unbilled rent receivable                                                  235               421
Tenant leasing costs                                                       28                35
Accounts receivable and other assets                                    1,137             2,615
                                                                    ---------------------------

Total assets                                                        $ 116,519         $ 116,905
                                                                    ===========================

                           LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable                                        $ 293,062         $ 293,673
Less: unamortized discount based on imputed
    interest rate of 12%                                              143,638           149,264
                                                                    ---------------------------
            Wraparound mortgages payable less
                unamortized discount                                  149,424           144,409

Due to Pension Groups                                                      49                49
Other borrowings                                                          770               770
Deferred revenue                                                          560                83
Accounts payable and other liabilities                                  1,968             1,918
Finance lease obligation                                                2,650             2,650
Deposit on sale of property                                             2,051             2,051
                                                                    ---------------------------

Total liabilities                                                     157,472           151,930

Partners' deficit                                                     (40,953)          (35,025)
                                                                    ---------------------------

Total liabilities and partners' deficit                             $ 116,519         $ 116,905
                                                                    ===========================

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)


                                                         THREE MONTHS                       NINE MONTHS
                                                             ENDED                             ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                              ----------------------------------------------------------------
                                                   2001              2000             2001             2000
                                              ---------------------------------------------------------------

Income:
    Rental income                                $  4,737         $  4,838         $ 14,128         $ 14,514
    Other charges to tenants                        1,313            1,353            3,962            4,093
    Interest income                                    78               67              213              188
                                                 -----------------------------------------------------------
            Total income                            6,128            6,258           18,303           18,795
                                                 -----------------------------------------------------------

Operating expenses:
    Interest expense                                3,915            4,053           11,968           12,220
    Real estate taxes                               1,180            1,230            3,528            3,695
    Management fees                                   257              274              771              824
    Common area maintenance expenses                  463              484            1,545            1,555
    Ground rent                                       114              113              387              385
    Repairs and maintenance                             1               68              234              226
    General and administrative                         75               80              389              376
    Depreciation                                    1,762            1,800            5,283            5,356
    Amortization                                       44               40              126              112
                                                 -----------------------------------------------------------
            Total operating expenses                7,811            8,142           24,231           24,749
                                                 -----------------------------------------------------------

            Operating loss                         (1,683)          (1,884)          (5,928)          (5,954)

Other expense:
    Net loss on disposition of properties            --               --               --                (30)
                                                 -----------------------------------------------------------

            Net loss                               (1,683)          (1,884)          (5,928)          (5,984)

Partners' deficit:
    Beginning of period                           (39,270)         (32,441)         (35,025)         (28,341)
                                                 -----------------------------------------------------------

    End of period                                ($40,953)        ($34,325)        ($40,953)        ($34,325)
                                                 ===========================================================

Net loss per unit                                ($ 17.22)        ($ 19.28)        ($ 60.64)        ($ 61.22)
                                                 ===========================================================

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)


                                                                      NINE MONTHS
                                                                           ENDED

                                                                       SEPTEMBER 30,

                                                                 ------------------------
                                                                  2001           2000
                                                                 ------------------------

Cash flows from operating activities:
    Net loss                                                     ($5,928)        ($5,984)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
            Depreciation                                           5,283           5,356
            Amortization of discount                               5,626           5,943
            Net loss on disposition of properties                   --                30
            (Increase) decrease in tenant accounts
                receivable                                          (114)             72
            Decrease (increase) in unbilled rent
                receivable                                           186             (53)
            Decrease in tenant leasing costs                           7              12
            Decrease in accounts receivable
                and other assets                                   1,478             348
            Increase in accounts payable and
                other liabilities                                     50              89
            Increase (decrease) in deferred revenue                  477            (234)
                                                                 -----------------------

                Net cash provided by operating activities          7,065           5,579
                                                                 -----------------------

Cash flows from financing activities:

      Payments on wraparound mortgages                            (5,118)         (5,127)
      Decrease in due to Pension Groups                             --              (189)
      Proceeds from additional debt                                 --             3,565
                                                                 -----------------------

                Net cash used in financing activities             (5,118)         (1,751)
                                                                 -----------------------

Cash flows from investing activities:

      Acquisition of properties                                     --            (2,170)
      Improvements to rental property                               (649)         (1,363)
                                                                 -----------------------

                Net cash used in investing activities               (649)         (3,533)
                                                                 -----------------------

                Increase in cash and cash equivalents              1,298             295

Cash and cash equivalents:
  Beginning of period                                              4,708           4,843
                                                                 -----------------------

  End of period                                                  $ 6,006         $ 5,138
                                                                 =======================

Supplemental disclosure of noncash
financing and investing activities:

        Wraparound mortgage assumed in
            connection with acquisition of property              $ 4,507            --
                                                                 =======================

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Financial Statements (Unaudited)

September 30, 2001

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

NPAMLP owned 49 properties at September 30, 2001 and 2000. In October 1999 and March 2000, the Minot, North Dakota property was sold and the Painesville, Ohio property was purchased, respectively. This transaction was structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. In November 2000 and February 2001, the Fond Du Lac, Wisconsin property was sold and the Lawnside, New Jersey property was purchased, respectively. This transaction was also structured to be a tax-free exchange in accordance with
Section 1031 of the Internal Revenue Code. Income decreased for the three and nine month periods ended September 30, 2001 versus September 30, 2000 by $130,000 and $492,000, respectively. The decrease was primarily due to decreased rental income arising from the above property transactions and tenant turnover.

Operating expenses decreased for the three and nine month periods ended September 30, 2001 versus September 30, 2000 by $331,000 and $518,000, respectively. The decrease in operating expenses for the nine month period ended September 30, 2001 versus September 30, 2000 was primarily due to decreases in interest, real estate tax expenses, management fees and depreciation primarily resulting from the above property dispositions. In addition, the decrease for the three month period ended September 30, 2001 versus September 30, 2000 was further caused by decreased repairs and maintenance expenses resulting from decreased roof repairs.

There was a net loss on disposition of properties for the nine month period ended September 30, 2000 of $30,000. This was due to the disposition of a portion of the Sparks property in June 2000.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for the nine month period ended September 30, 2001 was $7,065,000. Net cash used in financing and investing activities was $5,118,000 and $649,000, respectively. As a result of the above, there was a $1,298,000 increase in cash for the nine months ended September 30, 2001.

During 2000 and 2001, NPAMLP had two outstanding lines of credit with E & H Properties, Inc. (E & H), a related party, under which E & H would advance up to $1,250,000 to NPAMLP for the purposes of making capital and tenant improvements to the properties (the "NPAMLP Lines"). The NPAMLP Lines include a $1,000,000 and a $250,000 line of credit. Pursuant to the NPAMLP Lines, the obligation of E & H to make advances to NPAMLP is at all times in the sole and absolute discretion of E & H. As of September 30, 2001, there were $770,000 of advances under the NPAMLP Lines.

As of September 30, 2001, the third party underlying mortgages were current for all the properties except the properties located in Fairfield, Iowa; Huron, South Dakota; Wahpeton, North Dakota, Washington, Iowa and Wheelersburg, Ohio. In June 1999 the loan on the Fairfield, Huron, Wahpeton and Washington properties matured and had a balloon payment due. These properties are encumbered by the same mortgage and the Fairfield, Wahpeton and Washington properties were leased to the same tenant as of September 30, 2001. The tenant at these properties is seeking to enforce a provision of its lease whereby NPAMLP, as landlord, would be required to convey the four properties at a price defined in the lease. NPAMLP disputes this interpretation of the lease and in July 1999, filed an action for declaratory judgement in the United States District Court for the Eastern District of Pennsylvania to resolve this matter. If NPAMLP were required to convey these four properties, it would result in a gain on disposition of properties of approximately $184,000. As of September 30, 2001, the loan on the Wheelersburg property had matured and had a balloon payment due. NPAMLP is currently in negotiations to refinance or extend this mortgage. If NPAMLP is not successful in this matter, Wheelersburg could be lost in foreclosure which would result in a loss on disposition of properties of approximately $36,000.

As of September 30, 2001, NPAMLP was obligated for approximately $143,000 of capital commitments which are primarily for roof replacement, tenant fit-out costs and asphalt repairs.

                                     PART II

Item 6(B).  Reports on Form 8-K

               The registrant was not required to file any current reports on Form 8-K during the three months ended September 30, 2001.

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

                                National Property Analysts Master Limited
                                Partnership
                                -----------------------------------------
                                (Registrant)

                                Date: November 12, 2001
                                      -----------------------------------------

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