Form 10-K405
period 2001-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2002-03-29
CIK 926843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                   December 31, 2001
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

                                    Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant: N/A

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    Yes |X| No | |

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

                                      INDEX

                                                                              Page

PART I
  Item 1.  Business.........................................................    1
            I.   Summary....................................................    1
            II.  NPAMLP Objectives and Policies.............................    2
            III. Glossary...................................................    4
  Item 2.  Properties.......................................................    6
  Item 3.  Legal Proceedings................................................    6
  Item 4.  Submission of Matters to a Vote of Security Holders..............    6

PART II

  Item 5.  Market Price for the Registrant's Common
            Equity and Related Stockholder Matters..........................   14
            I.   No Trading Market..........................................   14
            II.  Distributions of Cash Flow From Operations.................   14
            III. Proceeds of Sales Distributions............................   14
            IV.  Certain Income Tax Considerations..........................   14
  Item 6.  Selected Financial Data..........................................   16
  Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................   17
            I.   Liquidity and Capital Resources............................   17
            II.  Critical Accounting Policies...............................   19
            III. Results of Operations......................................   19
            IV.  Indebtedness Secured by the Properties.....................   21
  Item 8.  Financial Statements and Supplementary Data......................   23
  Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................   23

PART III

  Item 10. Directors and Executive Officers of the
            Registrant......................................................   23
  Item 11. Executive Compensation...........................................   23
  Item 12. Security Ownership of Certain Beneficial Owners
            and Management..................................................   23
  Item 13. Certain Relationships and Related Party Transactions.............   23
            I.   Compensation and Fees......................................   23
            II.  Property and Management Affiliate..........................   24
            III. Conflicts of Interest......................................   25
            IV.  Summary of Relationships...................................   25
            V.   Related Party Transactions.................................   25

PART IV.

  Item 14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................................   26
            I.   Documents Filed as Part of this Report.....................   26
            II.  Reports of Form 8-K........................................   27

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

      A. THE MASTER LIMITED PARTNERSHIP

      National Property Analysts Master Limited Partnership ("NPAMLP") was organized under the Delaware Revised Uniform Limited Partnership Act in January, 1990 as part of a consolidation of the operation of properties owned by certain limited partnerships (the "Partnerships") previously sponsored by National Property Analysts, Inc. and its affiliates ("NPA"). The term of NPAMLP will continue until December 31, 2015, unless sooner terminated in accordance with the terms of the limited partnership agreement of NPAMLP (the "Partnership Agreement").

      NPAMLP's principal executive offices are located at 230 South Broad Street, Mezzanine, Philadelphia, Pennsylvania 19102 (telephone: 215-790-4700).

      B. THE GENERAL PARTNERS

      The General Partners of NPAMLP are EBL&S, Inc., an affiliate of NPA (the "Managing General Partner") and Feldman International, Inc. (the "Equity General Partner). The Managing General Partner and the Equity General Partner are collectively referred to as the "General Partners". The Managing General Partner manages and controls all aspects of the business of NPAMLP. The Managing General Partner is owned 100% by E & H Properties, Inc., an affiliate of NPA and holds no ownership interest in NPAMLP. The Equity General Partner holds a 1% general partner interest in NPAMLP. See "Item 13. Certain Relationships and Related Party Transactions.

      C. THE PROPERTIES AND INDEBTEDNESS SECURED BY THE PROPERTIES

      NPAMLP owns 49 properties as of December 31, 2001 which consist primarily of shopping centers and free standing, single tenant retail stores (the "Properties"). The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      D. NPAMLP OBJECTIVES AND POLICIES

      NPAMLP intends to hold the Properties until such time as it is deemed prudent to dispose of the Properties. However, the Partnership in accordance with the terms of the Partnership Agreement will terminate on December 31, 2015. See "Item 1. Business - NPAMLP Objectives and Policies."

      The Limited Partners are prohibited from transferring their interests in NPAMLP except by will, inheritance or operation of law and no additional Limited Partners may be admitted as partners of NPAMLP.

      E. LIMITED PARTNERS' SHARE OF CASH FLOW FROM OPERATIONS

      The Limited Partners will receive, on an annual basis, 99% of the Cash Flow from Operations as defined in the Partnership Agreement. It is not anticipated that NPAMLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.

      F. LIMITED PARTNERS' SHARE OF PROCEEDS OF SALES DISTRIBUTIONS

      Proceeds of Sales of the Properties available to be distributed by NPAMLP will be distributed 99% to the Limited Partners and 1% to the Equity General Partner.

      G. ALLOCATIONS OF PROFITS AND LOSSES

      Taxable income from NPAMLP operations or from a capital transaction will be allocated 99% to the Limited Partners and 1% to the Equity General Partner. Taxable losses from NPAMLP operations or from capital transactions generally will be allocated 99% to the Limited Partners and 1% to the Equity General Partner.

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

      I. FISCAL YEAR

      NPAMLP's fiscal year will begin on January 1 and end on December 31 of each year.

            II. NPAMLP OBJECTIVES AND POLICIES

      A. NPAMLP OBJECTIVES

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

      The objectives of NPAMLP are, to attempt to implement, with respect to the Properties, effective management, leasing, cost control and capital improvement policies and techniques and thereby to (i) preserve and protect NPAMLP's Properties in order to avoid the loss of any Properties to foreclosure; (ii) enhance the potential appreciation in the value of NPAMLP's Properties; and
(iii) provide Cash Flow from Operations. It is not anticipated that NPAMLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.

      The determination of whether a Property should be sold or otherwise disposed of will be made by the Managing General Partner after consideration of relevant factors, including performance of the Property, market conditions, the financial requirements of NPAMLP and the tax consequences to Limited Partners, with a view toward achieving the principal investment objectives of NPAMLP. In connection with a sale of a Property, a purchase money obligation secured by a mortgage may be taken as part payment; there are no limitations or restrictions on NPAMLP's taking such purchase money obligations. The terms of payment to NPAMLP will be affected by custom in the area in which each Property is located and the then-prevailing economic conditions. To the extent the Partnership receives notes and other property instead of cash on sales, such proceeds (other than any interest payable thereon) will not be included in Proceeds of Sales of the Properties until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed of; and therefore, the distribution of such proceeds to NPAMLP may be delayed until such time.

      NPAMLP may not acquire additional properties. However, in the Managing General Partner's discretion, NPAMLP may, in appropriate circumstances, exchange Properties for new properties in transactions structured to be non-taxable events in whole or in substantial part under Section 1031 of the Internal Revenue Code, and the proceeds or an involuntary conversion may be invested in property in transactions structured to be non-taxable in whole or in part under
Section 1033 of the Internal Revenue Code.

      B. COMPETITION FOR TENANTS

      NPAMLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores located in 24 states. Of the 49 Properties owned by NPAMLP, 31 properties have only 1 or 2 tenants ("Single Tenant Properties"). The tenants in the Single Tenant Properties are primarily national retailers or supermarkets ("Anchor Tenants"). The 18 remaining properties are multi-tenant shopping center properties ("Shopping Center Properties"). The tenants in the Shopping Center Properties generally include Anchor Tenants and a variety of tenants occupying less substantial portions of the property ("Local Tenants").

            1. ANCHOR TENANTS

      The Anchor Tenant leases are usually for 20 to 25 years. These Anchor Tenant leases are at various stages of maturity. Upon expiration of the initial lease term renewal options are usually available to the Anchor Tenants. See "Item 2. Properties." The high concentration of minimum rent received from Anchor Tenants under the terms of long term leases generally provide NPAMLP with protection against a significant reduction in rental income; however, this also restricts the growth opportunity for NPAMLP.

      NPAMLP's primary Anchor Tenant is Kmart Corporation and its subsidiaries ("Kmart") which in 2001 accounted for approximately 55% of the rental income received by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of December 31 2001, NPAMLP had 26 leases with Kmart aggregating approximately 4,637,000 square feet. NPAMLP's average rent per square foot for all of the Kmart leases as of December 31, 2001 was $2.15. As of December 31, 2001, Kmart was current in its lease obligations to NPAMLP. Four stores under lease with Kmart were vacant as of December 31, 2001. Subsequent to its bankruptcy petition, Kmart rejected three of the four leases and ceased the payment of rent on these leases effective February 1, 2002. Each of the stores that were rejected were previously vacated Anchor Tenants in Single Tenant Properties. Kmart has not rejected the lease at the fourth vacated property location and remains obligated under the terms of its lease until the second quarter of 2003. The Managing General Partner has had regularly scheduled meetings with representatives of Kmart to review and discuss with them their plans for the various Kmart stores. In the past, in instances where Kmart stores were determined to be undersized and inadequate to accommodate Kmart's current needs, expansions of the existing facilities were undertaken wherever possible. Discussions and negotiations with sub-tenants and prospective tenants are in process at two of these properties; however, there can be no assurance new leases can be successfully negotiated or that the rental income will be comparable. In the event that NPAMLP is not able to obtain comparable leasing commitments, two of the three properties with rejected leases could be lost to foreclosure. The carrying value of these properties was $8,522 and the balance of the related wraparound mortgages payable was $6,717 as of December 31, 2001. Also, Kmart announced the closing of three additional stores on March 8, 2002. These properties had a carrying value of $11,271 and the balance of the related wraparound mortgages payable was $14,677 as of December 31, 2001. The ultimate disposition of the leases for these properties will not be determined until the second or third quarter of 2002. NPAMLP will have a claim in bankruptcy as an unsecured creditor for minimum rent and other charges arising from the rejected leases. The amount to be realized from these claims is not yet determinable.

      As a result of Kmart's January 2002 Chapter 11 filing, NPAMLP could have difficulty refinancing the balloon payments due on the Third Party Underlying Obligations on Properties where Kmart is the Anchor Tenant. See "Item 2. Properties."

            2. LOCAL TENANTS

      Marketing of Local Tenant space is accomplished through signage, direct mailing, advertisements and through coordinated listings with local leasing brokers.

      The NPAMLP Properties' occupancy rate for Local Tenant space is 79%. The lease terms for Local Tenant space typically range from 1 to 3 years. The competitive conditions applicable to Local Tenant space vary from Property to Property. However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to NPAMLP Properties, is typically a function of NPAMLP's rental rates as compared to the local market's. However, in instances where a multi-tenant Property has Anchor Tenant space and the Anchor Tenant space is vacant (currently three Shopping Center Properties have Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

      C. PROHIBITED ACTIVITIES AND INVESTMENTS

      NPAMLP will not engage in any business not related to the operations of the Properties. Additionally, NPAMLP will not (i) sell additional limited partnership interests in NPAMLP; (ii) issue limited partnership interests in exchange for property; (iii) issue senior securities or make loans or investments in real estate mortgages other than in connection with a contemplated purchase or sale or disposition of the Properties; (iv) make loans to the General Partners or its affiliates (v) invest in or underwrite the securities of other issuers for any purpose, including investing in securities for the purpose of exercising control; (vi) operate in such a manner as not to be exempt from classification as an "investment company" for purposes of the Investment Company Act of 1940; (vii) purchase or lease any property from or sell or lease any property to the General Partners or its affiliates, except that with respect to leases, the General Partners and its affiliates may lease space in the Properties on terms no more favorable than those offered to non-affiliated persons; (viii) invest in junior mortgages or deeds of trust, except that the acquisition or granting of junior mortgages or deeds of trust in connection with the sale, purchase, financing or refinancing of a Property shall not be deemed to be investing in junior mortgages or deeds of trust; (ix) commingle the funds of NPAMLP with any other person's; (x) invest in limited partnership interests; (xi) construct or develop properties; (xii) enter into joint venture agreements; or (xiii) receive rebates or give-ups in connection with NPAMLP.

      D. INSURANCE ON PROPERTIES

      The Managing General Partner has obtained liability insurance covering the Properties. The third party liability coverage insures, among others, NPAMLP and the General Partners. Property insurance has also been obtained that insures NPAMLP for fire and other casualty losses in an amount which covers the replacement cost of the Properties. In addition, NPAMLP is covered under fidelity insurance policies in amounts which the Managing General Partner deems sufficient. Such insurance coverage is reviewed at least annually and adjusted to account for variations in value.

            III. GLOSSARY

      "CAPITAL IMPROVEMENT" shall mean any improvement to any Property which is required to be capitalized or amortized by NPAMLP, pursuant to accounting principles generally accepted in the United States of America.

      "CAPITAL IMPROVEMENT DEBT" shall mean indebtedness incurred by NPAMLP for Capital Improvements.

      "CASH FLOW FROM OPERATIONS" shall mean, with respect to NPAMLP, Operating Revenues less Operating Cash Expenses and Reserves.

      "CONSOLIDATION" shall mean the consolidation of the ownership and operations of the Properties in NPAMLP.

      "DEBT SERVICE" shall mean the aggregate principal and interest payments required on the Third Party Underlying Obligations in calendar year 1990 with respect to the Properties owned by NPAMLP.

      "EQUITY GENERAL PARTNER" shall mean Feldman International, Inc., a Delaware corporation.

      "EXCESS PROCEEDS" shall mean the Proceeds of Sales of the Properties in excess of the Minimum Payoff Amount and Capital Improvement Debt.

      "GENERAL PARTNERS" shall mean EBL&S, Inc., the Managing General Partner of NPAMLP and Feldman International, Inc., the Equity General Partner of NPAMLP.

      "INVESTOR NOTE PAYMENTS" shall mean the payment by Investor Note Payors of amounts becoming due on or after June 1, 1989 on the Investor Notes.

      "INVESTOR NOTE PAYORS" shall mean the Limited Partners of Partnerships who made payments which became due on or after June 8, 1989 on the Investor Notes.

      "INVESTOR NOTE RECOVERY" shall mean the Excess Proceeds available for distribution to NPAMLP after the first $28 million of Excess Proceeds has been retained by NPAMLP, in an amount equal to the lesser of the Investor Note Payments or $25 million.

      "INVESTOR NOTES" shall mean the promissory notes executed and tendered by Limited Partners as payments for a portion of the purchase price of their interest in a Partnership.

      "LIMITED PARTNERS" shall mean all persons who hold limited partnership interests in NPAMLP.

      "MANAGEMENT AGREEMENT" shall mean the agreement entered into by and between NPAMLP and EBL&S Property Management, Inc. pursuant to which the Property Manager will manage the Properties in consideration of a property management fee (equal to five percent (5%) of NPAMLP's gross operating revenues) and a leasing fee (equal to the fee customarily charged in the geographic areas in which the Properties are located).

      "MANAGING GENERAL PARTNER" shall mean EBL&S, Inc, a Delaware corporation.

      "MINIMUM PAYOFF AMOUNT" shall mean the payment made by NPAMLP pursuant to the Restructuring Agreement equal to the sum of (i) the balance of the Third Party Underlying Obligations on a Property on January 1, 1990 and (ii) any prepayment penalties or premiums.

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

      "NPAEP" shall mean National Property Analysts Employee Partnership, a Delaware limited partnership.

      "NPAMLP" shall mean National Property Analysts Master Limited Partnership, a Delaware limited partnership.

      "OPERATING CASH EXPENSES" shall mean the amount of cash paid by NPAMLP for costs and expenses incurred in the ordinary course of its business including, without limitation, (i) Debt Service, (ii) debt service payments on Capital Improvement Debt, (iii) fees to be paid to the Property Manager and (iv) repairs and maintenance, utilities, taxes and certain Tenant Improvements, employee salaries, travel on NPAMLP business, advertising and promotion, supplies, legal, accounting, statistical or bookkeeping services, and printing and mailing of reports and communications.

      "OPERATING REVENUES" shall mean the cash receipts of NPAMLP, other than
(i) the Proceeds of Sales of the Properties and (ii) proceeds of borrowings of NPAMLP, received in cash during NPAMLP's fiscal year.

      "PARTNERSHIP AGREEMENT" shall mean the limited partnership agreement entered into between the General Partners and the Limited Partners of NPAMLP.

      "PARTNERSHIPS" shall mean certain limited partnerships previously sponsored by NPA.

      "PENSION GROUPS" shall mean the limited partnerships comprised of various pension and profit sharing trusts which sold the Properties to the Partnerships, and includes Main Line Pension Group ("MLPG"), a Delaware limited partnership which acquired the ownership of the Wrap Mortgages from the original holders and National Property Analysts Employee Partnership ("NPAEP") and Penn Valley Pension Group ("PVPG"), both Delaware limited partnerships which subsequently acquired ownership of certain Wrap Mortgages from MLPG.

      "PROCEEDS OF SALES DISTRIBUTIONS" shall mean the distributions made by NPAMLP from the proceeds of sales of the Properties as defined in the Partnership Agreement.

      "PROCEEDS OF SALES OF THE PROPERTIES" shall mean, for purposes of the Restructuring Agreement and as of and at the time of the calculation thereof,
(a) the gross sales proceeds (including the then-outstanding principal amount of indebtedness for borrowed money assumed or taken subject to) from the sale of any Property or Properties occurring and after the date the Properties were transferred to NPAMLP, minus (b) all reasonable costs and expenses incurred by a Partnership or a successor to a Partnership (including NPAMLP), in connection with any such sale, including without limitation, brokerage commissions to independent third parties, legal fees and costs, transfer taxes, mortgage taxes, prepayment penalties payable to independent third parties, title insurance and all other customary closing costs and expenses.

      "PROPERTY" OR "PROPERTIES" shall mean one, some or all of the parcels of real property owned by NPAMLP.

      "PVPG" shall mean Penn Valley Pension Group, a Delaware limited partnership.

      "PROPERTY MANAGER" shall mean EBL&S Property Management, Inc.

      "REFINANCING" shall mean either (i) a restructuring of indebtedness of NPAMLP or the Partnerships which only changes the terms thereof without increasing the indebtedness being restructured or (ii) refinancing indebtedness of NPAMLP or the Partnerships for the purpose of making a Capital Improvement.

      "RESERVES" shall mean the amount determined by the Managing General Partner, in its sole discretion, to be set aside for future requirements of NPAMLP. At the end of each year, any unexpended reserves not continued as Reserves will be treated as Cash Flow from Operations.

      "RESTRUCTURING" shall mean the restructuring of the Wrap Mortgages and the Second Mortgages.

      "RESTRUCTURING AGREEMENT" shall mean the agreement entered into by and between NPAMLP, the Pension Groups and certain NPA affiliates to restructure the Wrap Mortgages and the Second Mortgages.

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

      "THRESHOLD AMOUNT" shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 2001, approximately $35,134,000 had been applied in reduction of the Threshold Amount.

      "UNAUDITED PARTNERSHIPS" shall mean the Partnerships included in NPAMLP which were not audited by the Internal Revenue Service.

      "UNITS" shall mean units of limited partnership interest in NPAMLP.

      "WRAP MORTGAGES" shall mean the mortgages securing the Wrap Notes which were delivered to the Pension Groups by the Partnerships at the time of the acquisition of the Property.

      "WRAP NOTES" shall mean the promissory notes secured by the Wrap
Mortgages.

ITEM 2. PROPERTIES

      NPAMLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores. As of December 31, 2001, NPAMLP owned and operated 49 Properties located in 24 states. Approximately 63% of the Properties are Single Tenant Properties and 37% are Shopping Center Properties.

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

      Under applicable law, in certain circumstances, the owner or operator of real property has an obligation to clean up hazardous and toxic substances on the property. This obligation is often imposed without regard to the timing, cause or person responsible for such substances on the property. The presence of such substances on a Property would have an adverse impact on the operating costs and sale or refinancing of such Property. None of the Properties are presently the subject of any environmental enforcement actions under any such statutes, and the General Partners do not have any information or knowledge about the presence of such substances requiring remediation on any of the Properties. If it is claimed or determined that such substances do exist on any of such Properties, NPAMLP could be subject to such cleanup obligations. The presence of such substances may make a Property unmarketable or substantially decrease its value. Any environmental cleanup expenses incurred in connection with a sale would directly reduce proceeds derived from the sale of the Property.

ITEM 3. LEGAL PROCEEDINGS

      NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the General Partners, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP's financial position, results of operations or liquidity.

      Ten of the Partnerships combined in NPAMLP filed for protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code during the period from 1990 through 1998 following the filing of actions by secured creditors seeking foreclosure. As of December 31, 2001, all of these bankruptcies have been dismissed at the Partnership's motion or the Partnership's bankruptcy plan was confirmed and the case closed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

SCHEDULE 1

DESCRIPTION OF PROPERTY AND TENANT INFORMATION


----------------------------------------------------------------------------------------------------------------
                                                                                 TOTAL                AVERAGE
PROPERTY                               TOTAL               OCCUPANCY            MINIMUM                 RENT
LOCATION                                GLA                   RATE               RENT **                 PSF
----------------------------------------------------------------------------------------------------------------
Ardmore, OK                           216,790                  92.3%            $  924,810            $     4.62
Borger, TX                             31,750                 100.0%                29,088                  0.92
Bowling Green, OH                     135,187                  72.8%               268,100                  2.72
Cahokia, IL                            26,000                 100.0%                24,133                  0.93
Chesapeake, VA                        162,020                 100.0%               402,725                  2.49
Clackamas, OR                          58,543                 100.0%               227,808                  3.89
Cottage Grove, MN                     167,114                  65.3%               764,064                  7.00
Crescent City, CA                      33,000                 100.0%                60,000                  1.82
Dunmore, PA                            26,475                 100.0%                78,696                  2.97
East Haven, CT                        156,837                  81.9%               781,705                  6.09
Escanaba, MI                           40,175                 100.0%               114,715                  2.86
Fairborn, OH                          136,555                  94.5%               487,450                  3.78
Fairfield, IA                          33,000                 100.0%                37,286                  1.13
Federal Way, WA                        37,560                 100.0%                45,000                  1.20
Fort Wayne, IN                        778,500                 100.0%               607,726                  0.78
Huntington, WV                        142,055                  32.6%               203,177                  4.38
Huntsville, AL                        104,000                 100.0%               244,400                  2.35
Huron, SD                              61,710                  62.2%                70,636                  1.84
Hutchinson, MN                         60,842                 100.0%               229,800                  3.78
Independence, MO                      134,634                  97.2%               355,614                  2.72
International Falls, MN                60,842                 100.0%               237,000                  3.90
Kalamazoo, MI                         120,959                 100.0%               471,580                  3.90
Lake Mary, FL                         107,400                 100.0%               923,640                  8.60
Lawnside, NJ                          102,552                 100.0%               498,012                  4.86
Lockport, IL                          100,838                  91.5%               286,852                  3.11
Marquette, MI                         248,256                  92.1%               998,489                  4.37
Maryville, MO                          35,099                  88.2%               102,777                  3.32
Menominee, MI                          82,611                 100.0%               197,848                  2.39
New Hope, MN                          115,492                 100.0%               319,462                  2.77
Newberry, SC                           55,552                 100.0%               194,083                  3.49
North Augusta, SC                     109,134                  18.3%                63,600                  3.19
North Sarasota, FL                    134,805                 100.0%               517,793                  3.84
O'Fallon, MO                           91,061                 100.0%               332,734                  3.65
Oak Lawn, IL                          163,208                 100.0%               861,912                  5.28
Ocala, FL                             103,964                 100.0%               226,310                  2.18
Painesville, OH                        10,125                 100.0%               168,011                 16.59
Philadelphia, PA                      128,006                 100.0%               556,500                  4.35
San Mateo, CA                          84,704                 100.0%               476,546                  5.63
Sault Ste. Marie, MI                   92,650                 100.0%               240,260                  2.59
Seven Hills, OH                       121,677                 100.0%               218,897                  1.80
Sparks, NV                          1,579,000                 100.0%             1,696,878                  1.07
Steger, IL                             87,678                 100.0%               261,013                  2.98
Taylorville, IL                        43,127                  95.1%               325,455                  7.93
Urbana, IL                             55,531                 100.0%               420,733                  7.58
Wahpeton, ND                           49,320                 100.0%                38,801                  0.79
Washington, IA                         35,600                 100.0%                34,775                  0.98
Waverly, OH                            55,102                  98.2%               269,027                  4.97
Wheelersburg, OH                      125,958                  71.7%               173,004                  1.92
Yazoo City, MS                         79,996                  68.5%               168,544            $     3.08

**    Based on leases in effect as of December 31, 2001.

DESCRIPTION OF PROPERTY AND TENANT INFORMATION

                            MAJOR TENANT INFORMATION

----------------------------------------------------------------------------------------------------------------------------------
        PROPERTY                                                                        ANNUAL            LEASE
        LOCATION                           NAME                            GLA           RENT           EXPIRATION       OPTIONS
----------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                    Hobby Lobby                                 57,120      $  106,243        02/26/2005      2 / 5 YR
                               Beall's                                     25,632          83,304        04/30/2005      3 / 5 YR
                               Staples                                     22,720         124,900        02/28/2009      4 / 5 YR
                               Goody's Family Clothing                     26,432         218,064        10/31/2011      2 / 5 YR
Borger, TX                     Safeway                                     31,750          29,088        08/31/2003      6 / 5 YR
Bowling Green, OH              Kmart                                       87,543         224,000        11/30/2012      10 / 5 YR
Cahokia, IL                    Goodyear Service Center                     26,000          24,133        02/28/2004
Chesapeake, VA                 Kmart                                      162,020         402,725        10/31/2005      6 / 10 YR
Clackamas, OR                  Safeway (regional office)                   58,543         227,808        06/14/2003      6 / 5 YR
Cottage Grove, MN              Rainbow Foods                               70,130         606,624        07/11/2016      6 / 5 YR
Crescent City, CA              Safeway                                     33,000          60,000        05/31/2004      6 / 5 YR
Dunmore, PA                    Price Chopper                               26,475          78,696        11/30/2005      3 / 5 YR
East Haven, CT                 Nat'l Wholesale Liquidators                 84,180         441,945        01/31/2006      5 / 5 YR
Escanaba, MI                   Kmart                                       40,175         114,715        09/30/2006      9 / 5 YR
Fairborn, OH                   Kmart                                       84,180         268,000        07/31/2005      9 / 5 YR
                               Antioch Company                             30,975         123,900        12/31/2002
Fairfield, IA                  Pamida                                      33,000          37,286        06/30/2004      3 / 5 YR
Federal Way, WA                Safeway                                     37,560          45,000        10/31/2003      6 / 5 YR
Fort Wayne, IN                 Kmart (distribution center) *              778,500         607,726        11/15/2003      6 / 5 YR
Huntington, WV                 Office Depot                                25,900         111,370        02/28/2005      4 / 5 YR
Huntsville, AL                 Kmart                                      104,000         244,400        11/30/2010      4 / 5 YR
Huron, SD                      Fairway Foods                               28,720          70,635        Monthly           None
Hutchinson, MN                 Kmart                                       60,842         229,800        09/29/2006      10 / 5 YR
Independence, MO               Kmart                                      116,799         308,634        03/31/2010      5 / 5 YR
International Falls, MN        Kmart                                       60,842         237,000        07/31/2006      10 / 5 YR
Kalamazoo, MI                  Kmart                                       84,180         248,770        02/28/2005      9 / 5 YR
                               Ace Hardware                                30,650         176,237        07/26/2005      2 / 5 YR
Lake Mary, FL                  Builder's Square *                         107,400         923,640        12/31/2017      10 / 5 YR
Lawnside, NJ                   Kmart                                      102,552         498,012        06/30/2025      10 / 5 YR
Lockport, IL                   Kmart                                       54,000         133,684        06/30/2004      10 / 5 YR
                               Sterk's Super Foods, Inc.                   35,170         121,603        05/20/2006      3 / 5 YR
Marquette, MI                  Kmart                                       85,480         218,657        11/30/2004      9 / 5 YR
                               Younker's                                   44,068          92,543        10/01/2011
                               J.C. Penney                                 33,996         118,286        08/31/2009      4 / 5 YR
Maryville, MO                  J.C. Penney                                 22,060          65,502        10/31/2006      2 / 5 YR
Menominee, MI                  Kmart                                       82,611         197,848        04/30/2010      8 / 5 YR
New Hope, MN                   Kmart                                      115,492         319,462        06/30/2012      9 / 5 YR
Newberry, SC                   Kmart *                                     55,552         194,083        06/30/2005      10 / 5 YR
North Augusta, SC              No major tenant                             84,000
North Sarasota, FL             Kmart                                       84,180         280,440        11/30/2003      10 / 5 YR
                               Bealls                                      40,000         141,040        11/20/2003      5 / 5 YR
O'Fallon, MO                   Kmart                                       83,061         279,415        11/30/2005      10 / 5 YR
Oak Lawn, IL                   Kmart*                                     104,622         447,150        05/31/2003      10 / 5 YR
                               Jewel Foods                                 58,575         414,762        01/03/2004      3 / 5 YR
Ocala, FL                      Kmart                                      103,964         226,310        06/30/2007      9 / 5 YR
Painesville, OH                CVS                                         10,125         168,011        01/31/2019      6 / 5 YR
Philadelphia, PA               Kmart                                       91,033         388,500        03/31/2005      10 / 5 YR
                               Acme                                        36,973         168,000        06/30/2005      6 / 5 YR
San Mateo, CA                  Kmart                                       84,704         476,546        01/31/2015        None
Sault Ste. Marie, MI           Kmart                                       92,650         237,598        09/30/2016      10 / 5 YR
Seven Hills, OH                Kmart                                      121,677         318,595        08/31/2002      9 / 5 YR
Sparks, NV                     Kmart (distribution center)              1,579,000       1,696,878        12/12/2006      7 / 5 YR
Steger, IL                     Kmart                                       87,678         261,013        11/30/2010      10 / 5 YR
Taylorville, IL                Kroger*                                     27,958         237,761        03/31/2007      5 / 5 YR
                               CVS                                         10,069          81,319        03/31/2007      5 / 5 YR
Urbana, IL                     Jerry's IGA                                 43,667         370,648        03/31/2007      5 / 5 YR
Wahpeton, ND                   Pamida                                      49,320          38,801        06/30/2004      3 / 5 YR
Washington, IA                 Pamida                                      35,600          34,775        06/30/2004      3 / 5 YR
Waverly, OH                    Kroger                                      38,268         154,558        11/30/2004      4 / 5 YR
Wheelersburg, OH               Quality Farm & Fleet                        53,844          85,000        02/28/2005      2 / 5 YR
                               Kroger                                      25,168          62,291        07/31/2004      3 / 5 YR
Yazoo City, MS                 Miss. Baptist Medical Ctr.                  20,116      $   61,957        05/31/2005      1 / 5 YR

* As of December 31, 2001, tenant had ceased operations and vacated and continued to pay rent under the terms of its lease.

SCHEDULE 2

TENANT LEASE EXPIRATIONS

                                                        /            2002                /   /           2003                  /
------------------------------------------------------  ---------------------------------    ----------------------------------
                                              TOTAL     NUMBER                               NUMBER
PROPERTY                      TOTAL          MINIMUM      OF       MINIMUM                     OF     MINIMUM
LOCATION                       GLA             RENT     TENANTS     RENT            S.F.     TENANTS    RENT            S.F.
------------------------------------------------------  ----------------------------------   ----------------------------------
Ardmore, OK                   216,790      $   924,810    8       $  123,697        13,359      1     $    9,600           837
Borger, TX                     31,750           29,088                                          1         29,088        31,750
Bowling Green, OH             135,187          268,100                                          1         44,100        11,000
Cahokia, IL                    26,000           24,133
Chesapeake, VA                162,020          402,725
Clackamas, OR                  58,543          227,808                                          1        227,808        58,543
Cottage Grove, MN             167,114          764,064    3           32,000        20,973
Crescent City, CA              33,000           60,000
Dunmore, PA                    26,475           78,696
East Haven, CT                156,837          781,705    2           65,250        10,040      1        128,525         9,700
Escanaba, MI                   40,175          114,715
Fairborn, OH                  136,555          487,450    1          123,900        30,975      1         65,550         6,900
Fairfield, IA                  33,000           37,286
Federal Way, WA                37,560           45,000                                          1         45,000        37,560
Fort Wayne, IN                778,500          607,726                                          1        607,726       778,500
Huntington, WV                142,055          203,177    2           13,860         2,160      6         86,733        17,575
Huntsville, AL                104,000          244,400
Huron, SD                      61,710           70,636
Hutchinson, MN                 60,842          229,800
Independence, MO              134,634          355,614    1           10,980         1,800
International Falls, MN        60,842          237,000
Kalamazoo, MI                 120,959          471,580
Lake Mary, FL                 107,400          923,640
Lawnside, NJ                  102,552          498,012
Lockport, IL                  100,838          286,852                                          1         33,015         3,100
Marquette, MI                 248,256          998,489    6          124,795        10,864      4        183,387        13,889
Maryville, MO                  35,099          102,777                                          1          9,800         2,450
Menominee, MI                  82,611          197,848
New Hope, MN                  115,492          319,462
Newberry, SC                   55,552          194,083
North Augusta, SC             109,134            5,300    1           63,600        19,964
North Sarasota, FL            134,805          517,793    1           40,000         5,000      2        421,480       124,180
O'Fallon, MO                   91,061          332,734    1           25,950         3,000
Oak Lawn, IL                  163,208          861,912                                          1        447,150       104,633
Ocala, FL                     103,964          226,310
Painesville, OH                10,125          168,011
Philadelphia, PA              128,006          556,500
San Mateo, CA                  84,704          476,546
Sault Ste. Marie, MI           92,650          240,260
Seven Hills, OH               121,677          218,897    1          318,595       121,677
Sparks, NV                  1,579,000        1,696,878
Steger, IL                     87,678          261,013
Taylorville, IL                43,127          325,455    1           25,500         3,000
Urbana, IL                     55,531          420,733    2           45,000         7,664
Wahpeton, ND                   49,320           38,801
Washington, IA                 35,600           34,775
Waverly, OH                    55,102          269,027    2           29,741         4,200
Wheelersburg, OH              125,958          173,004    1           12,360         2,060      2         18,503         9,262
Yazoo City, MS                 79,996          168,544    2           19,240         3,400      2         43,950        12,600
                           ----------      -----------  ---       ----------      --------    ---     ----------    ----------
TOTALS                      6,722,994       17,179,168   35        1,074,468       260,136     27      2,401,415     1,222,479
                           ----------      -----------  ---       ----------      --------    ---     ----------    ----------

ANNUAL % TO TOTAL               100.0%           100.0%                  6.3%          3.9%                 14.0%         18.2%
                           ----------      -----------            ----------      --------            ----------    ----------

CUMULATIVE %                                                             6.3%          3.9%                 20.3%         22.1%
                                                                  ----------      --------            ----------    ----------

TENANT LEASE EXPIRATIONS

                                                       /            2004                /    /             2005               /
---------------------------------------------------    ----------------------------------    ----------------------------------
                                           TOTAL       NUMBER                                NUMBER
     PROPERTY                TOTAL        MINIMUM        OF        MINIMUM                     OF      MINIMUM
     LOCATION                 GLA          RENT        TENANTS      RENT            S.F.     TENANTS     RENT             S.F.
---------------------------------------------------    ----------------------------------    ----------------------------------
Ardmore, OK                  216,790    $   924,810       3      $  118,909        17,513       6     $  268,446          97,124
Borger, TX                    31,750         29,088
Bowling Green, OH            135,187        268,100
Cahokia, IL                   26,000         24,133       1          24,133        26,000
Chesapeake, VA               162,020        402,725                                             1        402,725         162,020
Clackamas, OR                 58,543        227,808
Cottage Grove, MN            167,114        764,064       2          54,000        12,200       1         37,125           4,950
Crescent City, CA             33,000         60,000       1          60,000        33,000
Dunmore, PA                   26,475         78,696                                             1         78,696          26,475
East Haven, CT               156,837        781,705       3         109,850        12,552       1         27,000           4,500
Escanaba, MI                  40,175        114,715
Fairborn, OH                 136,555        487,450       1          30,000         7,000       1        268,000          84,180
Fairfield, IA                 33,000         37,286       1          37,286        33,000
Federal Way, WA               37,560         45,000
Fort Wayne, IN               778,500        607,726
Huntington, WV               142,055        203,177                                             1        111,370          25,900
Huntsville, AL               104,000        244,400
Huron, SD                     61,710         70,636
Hutchinson, MN                60,842        229,800
Independence, MO             134,634        355,614       2          44,400        11,040
International Falls, MN       60,842        237,000
Kalamazoo, MI                120,959        471,580                                             4        471,580         120,959
Lake Mary, FL                107,400        923,640
Lawnside, NJ                 102,552        498,012
Lockport, IL                 100,838        286,852       1         133,684        54,000
Marquette, MI                248,256        998,489       4         319,184        93,750       2         16,767             729
Maryville, MO                 35,099        102,777                                             2         28,175           6,300
Menominee, MI                 82,611        197,848
New Hope, MN                 115,492        319,462
Newberry, SC                  55,552        194,083                                             1        194,083          55,552
North Augusta, SC            109,134          5,300
North Sarasota, FL           134,805        517,793       1          14,376         1,200       1         24,300           2,025
O'Fallon, MO                  91,061        332,734                                             1        279,415          83,061
Oak Lawn, IL                 163,208        861,912       1         414,762        58,575
Ocala, FL                    103,964        226,310
Painesville, OH               10,125        168,011
Philadelphia, PA             128,006        556,500                                             2        556,500          12,806
San Mateo, CA                 84,704        476,546
Sault Ste. Marie, MI          92,650        240,260
Seven Hills, OH              121,677        218,897
Sparks, NV                 1,579,000      1,696,878
Steger, IL                    87,678        261,013
Taylorville, IL               43,127        325,455
Urbana, IL                    55,531        420,733       1           8,960         1,400       1          9,625           1,750
Wahpeton, ND                  49,320         38,801       1          38,801        49,320
Washington, IA                35,600         34,775       1          34,775        35,600
Waverly, OH                   55,102        269,027       3         203,634        45,068       1         41,088           4,834
Wheelersburg, OH             125,958        173,004       1          62,290        25,168       1         85,000          53,844
Yazoo City, MS                79,996        168,544                                             2        106,957          40,116
                          ----------    -----------     ---      ----------      --------     ---     ----------        --------
TOTALS                     6,722,994     17,179,168      28       1,709,044       516,386      30      3,006,852         787,125
                          ----------    -----------     ---      ----------      --------     ---     ----------        --------

ANNUAL % TO TOTAL              100.0%         100.0%                    9.9%          7.7%                  17.5%           11.7%
                          ----------    -----------              ----------      --------             ----------        --------

CUMULATIVE %                                                           30.2%         29.8%                  47.7%           41.5%
                                                                 ----------      --------             ----------        --------

TENANT LEASE EXPIRATIONS

                                                                   /                2006                    /
-------------------------------------------------------------      ------------------------------------------
                                                     TOTAL         NUMBER
         PROPERTY                 TOTAL             MINIMUM          OF          MINIMUM
         LOCATION                   GLA              RENT          TENANTS         RENT               S.F.
-------------------------------------------------------------      ------------------------------------------
Ardmore, OK                      216,790         $   924,810
Borger, TX                        31,750              29,088
Bowling Green, OH                135,187             268,100
Cahokia, IL                       26,000              24,133
Chesapeake, VA                   162,020             402,725
Clackamas, OR                     58,543             227,808
Cottage Grove, MN                167,114             764,064
Crescent City, CA                 33,000              60,000
Dunmore, PA                       26,475              78,696
East Haven, CT                   156,837             781,705          1         $  441,945            84,180
Escanaba, MI                      40,175             114,715          1            114,715            40,175
Fairborn, OH                     136,555             487,450
Fairfield, IA                     33,000              37,286
Federal Way, WA                   37,560              45,000
Fort Wayne, IN                   778,500             607,726
Huntington, WV                   142,055             203,177
Huntsville, AL                   104,000             244,400
Huron, SD                         61,710              70,636
Hutchinson, MN                    60,842             229,800          1            229,800            60,842
Independence, MO                 134,634             355,614
International Falls, MN           60,842             237,000          1            237,000            60,842
Kalamazoo, MI                    120,959             471,580
Lake Mary, FL                    107,400             923,640
Lawnside, NJ                     102,552             498,012
Lockport, IL                     100,838             286,852          1            121,603            35,170
Marquette, MI                    248,256             998,489          1                                8,897
Maryville, MO                     35,099             102,777          1             65,502            22,204
Menominee, MI                     82,611             197,848
New Hope, MN                     115,492             319,462
Newberry, SC                      55,552             194,083
North Augusta, SC                109,134               5,300
North Sarasota, FL               134,805             517,793          1             26,400             1,500
O'Fallon, MO                      91,061             332,734          1             29,862             3,000
Oak Lawn, IL                     163,208             861,912
Ocala, FL                        103,964             226,310
Painesville, OH                   10,125             168,011
Philadelphia, PA                 128,006             556,500
San Mateo, CA                     84,704             476,546
Sault Ste. Marie, MI              92,650             240,260
Seven Hills, OH                  121,677             218,897
Sparks, NV                     1,579,000           1,696,878          1          1,696,878         1,579,000
Steger, IL                        87,678             261,013
Taylorville, IL                   43,127             325,455
Urbana, IL                        55,531             420,733
Wahpeton, ND                      49,320              38,801
Washington, IA                    35,600              34,775
Waverly, OH                       55,102             269,027
Wheelersburg, OH                 125,958             173,004
Yazoo City, MS                    79,996             168,544
                              ----------         -----------        ---         ----------        ----------
TOTALS                         6,722,994          17,179,168         10          2,963,705         1,895,810
                              ----------         -----------        ---         ----------        ----------

ANNUAL % TO TOTAL                  100.0%              100.0%                         17.3%             28.2%
                              ----------         -----------                    ----------        ----------

CUMULATIVE %                                                                          65.0%             69.7%
                                                                                ----------        ----------

SCHEDULE 3

-------------------------------------------------------------------------------------------------------------------
                               THIRD PARTY UNDERLYING OBLIGATIONS
                                                                                                        PRINCIPAL
PROPERTY                                                           MORTGAGE                INTEREST     BALANCE AT
LOCATION                  MORTGAGEE (S)                              TYPE        RATE      DUE DATE     31-DEC-01
-------------------------------------------------------------------------------------------------------------------
Ardmore, OK               Archon Financial                           1st         8.59%    01-Mar-2010   $  6,679,488
Borger, TX                Firstrust Bank (c)                         1st         9.37%    01-Feb-2005        144,654
Bowling Green, OH         Credit Suisse First Boston (b)             1st         7.05%    31-Jul-2008      2,484,278
Cahokia, IL               NONE
Chesapeake, VA            John Hancock Real Estate Finance           1st         8.00%    01-Jan-2004        621,230
                          Lawrence Kadish                            2nd         9.00%    01-Jan-2006        492,849
Clackamas, OR             First Oxford Corporation                   1st         9.00%    01-Jul-2003        874,897
Cottage Grove, MN         IDS Life Insurance (d)                     1st         8.75%    01-Nov-2016      5,290,851
Crescent City, CA         Firstrust Bank (c)                         1st         9.37%    01-Feb-2005        298,256
Dunmore, PA               NONE
East Haven, CT            Aetna Life Insurance Company               1st         8.88%    01-Sep-2005      1,221,618
                          Beal Bank                                  2nd         8.53%    01-Aug-2005      1,088,276
Escanaba, MI              Developers Diversified                     1st         9.75%    01-Nov-2012        757,622
Fairborn, OH              Aetna Life Insurance Company               1st         9.50%    01-Sep-2004        791,946
                          Federal Deposit Insurance Corporation      2nd        10.35%    27-May-2004        779,000
Fairfield, IA             Shopko Stores, Inc.                        1st        10.25%    01-Jul-1999         52,082
Federal Way, WA           Firstrust Bank (c)                         1st         9.37%    01-Feb-2005        223,692
Fort Wayne, IN            New York Life Insurance Company            1st         8.63%    15-Nov-2003      1,101,871
Huntington, WV            Suburban Capital Markets, Inc. (a)         1st         9.13%    01-Feb-2007      1,637,914
Huntsville, AL            Credit Suisse First Boston (b)             1st         7.05%    31-Jul-2008        686,318
Huron, SD                 Shopko Stores, Inc.                        1st        10.25%    01-Jul-1999         67,496
Hutchinson, MN            Developers Diversified                     Wrap        8.75%    01-Jul-2013      1,656,113
Independence, MO          Credit Suisse First Boston (b)             1st         7.05%    31-Jul-2008      1,556,298
International Falls, MN   Developers Diversified                     Wrap        8.75%    01-Aug-2013      1,711,030
Kalamazoo, MI             NONE
Lake Mary, FL             Kidder Peabody Mortgage Capital            1st         7.88%    01-Jan-2016      7,812,353
Lawnside, NJ              Wachovia Securities                        1st         8.71%    15-Sep-2020      4,882,976
Lockport, IL              Credit Suisse First Boston (b)             1st         7.05%    31-Jul-2008      1,614,297
Marquette, MI             Union Labor Life Insurance Company         1st         7.88%    01-Nov-2003      5,859,480
Maryville, MO             NONE
Menominee, MI             NONE
New Hope, MN              Credit Suisse First Boston (b)             1st         7.05%    31-Jul-2008      1,701,295
Newberry, SC              Firstrust Bank (c)                         1st         9.37%    01-Feb-2005        946,530
North Augusta, SC         NONE
North Sarasota, FL        Credit Suisse First Boston (b)             1st         7.05%    31-Jul-2008      3,093,263
O'Fallon, MO              Credit Suisse First Boston (b)             1st         7.05%    31-Jul-2008      2,261,949
Oak Lawn, IL              Board of Trustees NECA
                          Pension Benefit Trust Fund                 1st         8.50%    30-Jun-2003      2,271,901
Ocala, FL                 B & K Properties                           1st         9.00%    01-Mar-2013      1,451,954
Painesville, OH           Credit Suisse First Boston                 1st         6.48%    06-Dec-2018      1,888,825
Philadelphia, PA          Equitable Life Assurance Society           1st         9.25%    01-Jun-2010      2,315,786
San Mateo, CA             Ameros Capital Management                  1st         8.25%    01-Feb-2005      1,339,390
Sault Ste. Marie, MI      EDC County of Chippewa, MI                 1st         6.70%    01-Jan-2007        750,000
Seven Hills, OH           B & K Properties                           1st         9.75%    01-Nov-2012      1,784,728
Sparks, NV                Prin & Company                             1st         8.60%    12-Dec-2006      4,377,739
                          Teachers Retirement of Texas               1st         9.75%    12-Dec-2006      2,388,712
Steger, IL                Credit Suisse First Boston (b)             1st         7.05%    31-Jul-2008      2,203,950
Taylorville, IL           Suburban Capital Markets, Inc. (a)         1st         9.13%    01-Feb-2007      1,412,533
Urbana, IL                Credit Suisse First Boston (b)             1st         7.05%    31-Jul-2008      2,397,280
Wahpeton, ND              Shopko Stores, Inc.                        1st        10.25%    01-Jul-1999         65,091
Washington, IA            Shopko Stores, Inc.                        1st        10.25%    01-Jul-1999         48,581
Waverly, OH               Suburban Capital Markets, Inc. (a)         1st         9.13%    01-Feb-2007      1,412,533
Wheelersburg, OH          Equitable Life Assurance Society           1st        10.00%      01-Jan-03        878,274
Yazoo City, MS            Credit Suisse First Boston (b)             1st         7.05%    31-Jul-2008      1,111,641

             (a) Mortgages are cross - collateralized and cross - defaulted
             (b) Mortgages are cross - collateralized and cross - defaulted
             (c) Mortgages are cross - collateralized and cross - defaulted
             (d) Loan is callable on November 1, 2006

--------------------------------------------------------------------------------------------------------------------------------
                               THIRD PARTY UNDERLYING OBLIGATIONS                                                   OWNERSHIP
                                                                                        ANNUAL        BALLOON       INTEREST
PROPERTY                                                                   MORTGAGE      DEBT          DUE AT          FEE/
LOCATION                       MORTGAGEE (S)                                 TYPE       SERVICE      EXPIRATION      LEASEHOLD
--------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                    Archon Financial                               1st      $  627,994     $6,137,464       Fee
Borger, TX                     Firstrust Bank (c)                             1st          29,100         90,300       Fee
Bowling Green, OH              Credit Suisse First Boston (b)                 1st         206,220      2,207,962       Fee
Cahokia, IL                    NONE                                                                                    Fee
Chesapeake, VA                 John Hancock Real Estate Finance               1st         334,776              0       Leasehold
                               Lawrence Kadish                                2nd          44,356              0
Clackamas, OR                  First Oxford Corporation                       1st         227,100        637,586       Fee
Cottage Grove, MN              IDS Life Insurance (d)                         1st         636,272        105,663       Fee
Crescent City, CA              Firstrust Bank (c)                             1st          60,000        186,186       Fee
Dunmore, PA                    NONE                                                                                    Leasehold
East Haven, CT                 Aetna Life Insurance Company                   1st         381,258              0       Fee
                               Beal Bank                                      2nd         116,716        985,836
Escanaba, MI                   Developers Diversified                         1st         112,032         19,146       Fee
Fairborn, OH                   Aetna Life Insurance Company                   1st         329,406              0       Leasehold
                               Federal Deposit Insurance Corporation          2nd          88,044        751,017
Fairfield, IA                  Shopko Stores, Inc.                            1st          23,549         52,082       Fee
Federal Way, WA                Firstrust Bank (c)                             1st          45,000        139,640       Fee
Fort Wayne, IN                 New York Life Insurance Company                1st         605,724              0       Fee
Huntington, WV                 Suburban Capital Markets, Inc. (a)             1st         177,949      1,454,799       Fee
Huntsville, AL                 Credit Suisse First Boston (b)                 1st          56,976        609,982       Leasehold
Huron, SD                      Shopko Stores, Inc.                            1st          30,512         67,496       Fee
Hutchinson, MN                 Developers Diversified                         Wrap        229,632              0       Fee
Independence, MO               Credit Suisse First Boston (b)                 1st         129,192      1,383,198       Fee
International Falls, MN        Developers Diversified                         Wrap        236,250              0       Fee
Kalamazoo, MI                  NONE                                                                                    Leasehold
Lake Mary, FL                  Kidder Peabody Mortgage Capital                1st         919,440              0       Fee
Lawnside, NJ                   Wachovia Securities                            1st         496,522              0       Fee
Lockport, IL                   Credit Suisse First Boston (b)                 1st         134,004      1,434,746       Fee
Marquette, MI                  Union Labor Life Insurance Company             1st         615,161      5,542,557       Leasehold
Maryville, MO                  NONE                                                                                    Leasehold
Menominee, MI                  NONE                                                                                    Leasehold
New Hope, MN                   Credit Suisse First Boston (b)                 1st         141,216      1,512,067       Fee
Newberry, SC                   Firstrust Bank (c)                             1st         189,900        589,279       Fee
North Augusta, SC              NONE                                                                                    Leasehold
North Sarasota, FL             Credit Suisse First Boston (b)                 1st         256,764      2,749,213       Fee
O'Fallon, MO                   Credit Suisse First Boston (b)                 1st         187,764      2,010,362       Fee
Oak Lawn, IL                   Board of Trustees NECA
                               Pension Benefit Trust Fund                     1st         433,810      1,888,273       Leasehold
Ocala, FL                      B & K Properties                               1st         217,350              0       Fee
Painesville, OH                Credit Suisse First Boston                     1st         168,011              0       Fee
Philadelphia, PA               Equitable Life Assurance Society               1st         395,220              0       Leasehold
San Mateo, CA                  Ameros Capital Management                      1st         474,046              0       Leasehold
Sault Ste. Marie, MI           EDC County of Chippewa, MI                     1st         131,320              0       Fee
Seven Hills, OH                B & K Properties                               1st         263,917         66,537       Leasehold
Sparks, NV                     Prin & Company                                 1st       1,040,954              0       Fee
                               Teachers Retirement of Texas                   1st         609,303              0
Steger, IL                     Credit Suisse First Boston (b)                 1st         182,952      1,958,814       Fee
Taylorville, IL                Suburban Capital Markets, Inc. (a)             1st         153,404      1,254,615       Fee
Urbana, IL                     Credit Suisse First Boston (b)                 1st         198,996      2,130,640       Fee
Wahpeton, ND                   Shopko Stores, Inc.                            1st          24,504         65,091       Fee
Washington, IA                 Shopko Stores, Inc.                            1st          21,960         48,581       Fee
Waverly, OH                    Suburban Capital Markets, Inc. (a)             1st         153,404      1,254,615       Fee
Wheelersburg, OH               Equitable Life Assurance Society               1st          87,827        878,274       Fee
Yazoo City, MS                 Credit Suisse First Boston (b)                 1st          92,280        987,998       Fee

        (a) Mortgages are cross - collateralized and cross - defaulted
        (b) Mortgages are cross - collateralized and cross - defaulted
        (c) Mortgages are cross - collateralized and cross - defaulted
        (d) Loan is callable on November 1, 2006

                                     PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            I. NO TRADING MARKET

      There is no trading market for the Units in NPAMLP. NPAMLP Units are not transferrable except by will, inheritance or operation of law. To date no transfers other than those by will, inheritance and operation of law have been permitted.

      In addition, the Partnership Agreement places additional restrictions on the transferability of the Units. The Limited Partners of NPAMLP are prohibited from selling their Units unless such sale is at the Managing General Partner's direction, is accomplished in a single transaction involving all Limited Partners' interests to a single purchaser, and is accomplished simultaneously with the sale of the Equity General Partner's interest in NPAMLP.

      As of December 31, 2001, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.

            II. DISTRIBUTIONS OF CASH FLOW FROM OPERATIONS

      NPAMLP may make annual distributions to its partners in an aggregate amount equal to its Cash Flow from Operations. It is not anticipated that NPAMLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.

      NPAMLP may not reinvest Cash Flow from Operations in additional real estate investments.

            III. PROCEEDS OF SALES DISTRIBUTIONS

      The Proceeds of Sales of the Properties may not be reinvested in additional real properties, except as permitted with respect to transactions that are non-taxable in whole or in substantial part under Section 1031 or 1033 of the Internal Revenue Code. The Proceeds of Sales of the Properties, after payment of related expenses and indebtedness and provision for reasonable reserves, will be available for NPAMLP purposes, including paying Debt Service or providing for Capital Improvements with respect to other Properties owned by NPAMLP. All proceeds not utilized for NPAMLP purposes will, after making the payments required by the Restructuring Agreement with respect to the Wrap Mortgages, be distributed to the partners of NPAMLP.

      The Restructuring Agreement provides for a sharing of cash from the Proceeds of Sales of the Properties after repayment of the Third Party Underlying Obligations once the net Proceeds of Sale of the Properties exceed the Threshold Amount. Additionally, the Limited Partners of NPAMLP receive 40% of the Cash Flow from Operations, if any, in excess of Debt Service and any Capital Improvements and Reserves as considered necessary. The remaining cash flow, if any, is applied to the Wrap Mortgages in payment of accrued interest and then principal.

      NPAMLP has not made any Proceeds of Sales Distributions to its partners since its organization.

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

      Limited Partners are allocated their share of NPAMLP's taxable income and gain even if they receive no cash distributions from NPAMLP with which to pay any resulting tax liability, and will be allocated their share of NPAMLP's tax losses, including depreciation deductions. It is anticipated that NPAMLP will generate gradually increasing amounts (which will ultimately be substantial) of taxable income, inasmuch as interest expense and depreciation expense are gradually decreasing each year.

      As and when the Properties are sold or otherwise disposed of (and whether or not any cash is distributed to Limited Partners in respect of such sales), all taxable income will be allocated among those Limited Partners who were partners in the Partnership which owned the Property prior to the Consolidation up to the amount by which the fair market value of such

Properties exceeded their adjusted basis at the time of contribution to NPAMLP (gain in excess of such amounts will be allocated ratably among all Limited Partners). This rule does not apply to tax-free exchanges except to the extent of cash or "other property" received.

      B. TREATMENT OF DISTRIBUTIONS BY NPAMLP

      Cash distributions made to a Limited Partner are not, per se, taxable; rather, they represent a return of capital up to the amount of his adjusted basis in his interest in NPAMLP. A return of capital generally does not result in any recognition of gain or loss for federal income tax purposes, but reduces the recipient's adjusted basis in his investment. Certain partners whose returns were audited and adjusted (in connection with their investment in NPA sponsored limited partnerships) may have signed a closing agreement with the Internal Revenue Service ("IRS"); pursuant to the terms of such closing agreement, their tax treatment may vary from the foregoing; such partners are urged to consult with their own tax advisors with respect to this issue.

      Distributions, if any, in excess of a Limited Partner's adjusted basis in his NPAMLP interest immediately prior thereto will result in the recognition of gain to that extent. Except in the unlikely event that NPAMLP is treated for tax purposes as a "dealer" in real property, such gain generally should be capital gain.

      C. OPERATING INCOME (LOSS) OF NPAMLP

      Each Limited Partner will receive an annual Schedule K-1 (U.S. Form 1065) to indicate his share of NPAMLP's taxable income or loss for each tax year. Such income or loss, rather than the distributions described in Part B above, is reportable by the Limited Partner. Since any loss generated by NPAMLP is, with respect to Limited Partners, a passive loss, the deductibility of such loss is governed by Section 469, Internal Revenue Code of 1986, and may be limited thereby.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following is selected financial data for NPAMLP for the five years ended December 31, 2001 derived from the audited financial statements of NPAMLP prepared in conformity with accounting principles generally accepted in the United States of America. The selected financial data set forth below should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and with the Combined Financial Statements of NPAMLP and the notes thereto included elsewhere in this Form 10-K.

                             Year Ended December 31
                      (In Thousands, except per unit data)

                                         2001           2000           1999           1998           1997
                                         ----           ----           ----           ----           ----
INCOME:
Rental income                         $   18,749     $   18,859     $   19,533     $   21,782     $   22,876
Other charges to tenants                   5,426          5,405          5,563          6,682          6,884
Interest income                              230            262            228            200            136
Other income                                  --             --            150             62             97
                                      ----------     ----------     ----------     ----------     ----------
TOTAL INCOME                              24,405         24,526         25,474         28,726         29,993
                                      ----------     ----------     ----------     ----------     ----------

OPERATING EXPENSES:
Interest expense                          16,183         16,332         16,596         18,035         23,038
Other operating expenses                   9,212          9,380          9,125          9,886         11,797
Depreciation and
 amortization                              7,186          7,267          7,301          8,141          8,865
                                      ----------     ----------     ----------     ----------     ----------
Total operating expenses                  32,581         32,979         33,022         36,062         43,700
                                      ----------     ----------     ----------     ----------     ----------
OPERATING LOSS                            (8,176)        (8,453)        (7,548)        (7,336)       (13,707)
                                      ----------     ----------     ----------     ----------     ----------

OTHER INCOME (EXPENSE):
Net gain (loss) on
 disposition of properties                    --          1,769         (3,415)       (11,894)          (866)
Write down of rental
 property                                   (250)            --             --             --         (1,000)
                                      ----------     ----------     ----------     ----------     ----------
LOSS BEFORE EXTRAORDINARY
 ITEM                                     (8,426)        (6,684)       (10,963)       (19,230)       (15,573)
                                      ----------     ----------     ----------     ----------     ----------

EXTRAORDINARY ITEM:
Forgiveness of wraparound
 mortgages payable on
 disposition of properties                    --             --          4,240         51,183            373
                                      ----------     ----------     ----------     ----------     ----------
NET (LOSS) INCOME                     $   (8,426)    $   (6,684)    $   (6,723)    $   31,953     $  (15,200)
                                      ==========     ==========     ==========     ==========     ==========

PER UNIT DATA:
Operating loss                        $   (83.64)    $   (86.47)    $   (77.22)    $   (74.05)    $  (137.07)
                                      ==========     ==========     ==========     ==========     ==========
Net (loss) income                     $   (86.20)    $   (68.38)    $   (68.78)    $   322.55     $  (152.00)
                                      ==========     ==========     ==========     ==========     ==========

Weighted average units
 outstanding                              97,752         97,752         97,752         99,063        100,000
                                      ==========     ==========     ==========     ==========     ==========

ASSETS:
Rental property - net                 $  106,937     $  109,008     $  116,667     $  127,093     $  151,286
Other assets                               7,710          7,897          7,420          7,811          4,199
                                      ----------     ----------     ----------     ----------     ----------
TOTAL ASSETS                          $  114,647     $  116,905     $  124,087     $  134,904     $  155,485
                                      ==========     ==========     ==========     ==========     ==========

LIABILITIES AND PARTNERS' DEFICIT:
Wraparound mortgages
 payable less
 unamortized discount(1)              $  149,877     $  144,409     $  144,223     $  149,265     $  198,662
Other liabilities                          8,223          7,521          8,205          7,257         10,394
                                      ----------     ----------     ----------     ----------     ----------
Total liabilities                     $  158,100     $  151,930     $  152,428     $  156,522     $  209,056
Partners' deficit                        (43,453)       (35,025)       (28,341)       (21,618)       (53,571)
                                      ----------     ----------     ----------     ----------     ----------

TOTAL LIABILITIES AND
 PARTNERS' DEFICIT                    $  114,647     $  116,905     $  124,087     $  134,904     $  155,485
                                      ==========     ==========     ==========     ==========     ==========

------------------------------

      (1)   Unamortized discount is based on imputed interest at 12%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with NPAMLP's combined financial statements and notes thereto appearing elsewhere in this Report.

            I. LIQUIDITY AND CAPITAL RESOURCES

      A. GENERAL

      As previously noted, the Properties owned by NPAMLP are encumbered by the Wrap Mortgages. As a result of the Restructuring, the Debt Service on the Wrap Mortgages was adjusted to be the same as the 1990 debt service required on the Third Party Underlying Obligations. NPAMLP's ability to meet its obligations on the Wrap Mortgages is dependent on the Properties generating sufficient cash flow to meet the Debt Service.

      B. THIRD PARTY DEBT SERVICE

      As of December 31, 2001, the Third Party Underlying Obligations were current for all the Properties except for the properties located in Fairfield, Iowa; Huron, South Dakota; Wahpeton, North Dakota; and Washington, Iowa. All of these properties were involved in litigation proceedings relating to the validity of certain purchase options. See "D. Loan Obligations" for further discussion of these properties.

      As of December 31, 2001, the net book value and net Wrap Mortgage balance for these Properties were as follows:

Property            Net Book Value              Net Wrap Mortgage Balance
--------            --------------              -------------------------
Fairfield             $  232,000                        $  299,000
Huron                    325,000                           388,000
Wahpeton                 290,000                           372,000
Washington               216,000                           279,000

      C. WORKING CAPITAL

      As of December 31, 2001, NPAMLP has working capital of approximately $1,593,000 excluding amounts due to the Managing General Partner and due from the Pension Groups of $921,000 and $44,000, respectively. NPAMLP's operating budget for 2002 projects a cash deficit of approximately $233,000.

      To date, NPAMLP has replenished its working capital reserves through the sale of Properties. This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage. They have agreed in certain instances to release their liens and provide proceeds from the sale to NPAMLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties. Although the Second Mortgage and Wrap Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard is expected. As of December 31, 2001, the Managing General Partner has advanced approximately $921,000 to NPAMLP but may require the repayment of the advances for its own operational needs.

      D. LOAN OBLIGATIONS

      As of December 31, 2001 the Third Party Underlying Obligations for the Fairfield, Huron, Wahpeton and Washington properties have matured and had balloon payments due. The Third Party Underlying Obligations that have matured relating to these properties are as follows: Fairfield - $52,000; Huron - $67,000; Wahpeton - $65,000; and Washington - $49,000. These properties are encumbered by the same mortgage and the Fairfield, Wahpeton and Washington properties were leased to the same tenant as of December 31, 2001. This tenant was seeking to enforce a provision of its lease whereby NPAMLP, as landlord, would be required to convey all four of the properties at an aggregate price defined in the lease of $325,000. NPAMLP disputed this interpretation of the lease and in July 1999, filed an action for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania to resolve this matter. During the first quarter of 2002, an agreement was reached whereby the Fairfield and Huron properties would be retained by NPAMLP and the Wahpeton and Washington properties would be conveyed to the leasee. As a result of the agreement, a gain on disposition of properties of approximately $153,000 will be recognized in the first quarter of 2002.

      E. CAPITAL REQUIREMENTS

      The average age of the Properties owned by NPAMLP is in excess of 20 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 2001, NPAMLP was obligated for approximately $60,000 of capital commitments which were primarily for property redevelopment. The 2002 operating budget for the Properties provides for approximately $484,000 in capital repair reserves.

      During 2001, NPAMLP had two outstanding lines of credit with E&H Properties, Inc., an affiliate of NPA, ("E&H") under which E&H would advance up to $1.25 million to NPAMLP for purposes of making Capital and Tenant Improvements (the "NPAMLP Lines"). The NPAMLP Lines include a $1,000,000 line of credit (the "Hudson Line") and a $250,000 line of credit (the "Firstrust Line"). Pursuant to the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. At December 31, 2001, there were $770,000 of advances under the NPAMLP Lines.

      Amounts advanced pursuant to the Hudson Line bear interest at the rate of 1% above "E&H Borrowing Rate" (as defined below, currently 5.50%). Amounts advanced pursuant to the Hudson Line are not directly secured by any collateral. However, the East Haven, Connecticut property has been pledged to secure a line of credit extended to E&H by Hudson United Bank of Philadelphia, Pennsylvania ("Hudson United") which will enable E&H to fund the Hudson Line in order to finance Capital and Tenant Improvements (the E&H Hudson Line"). In accordance with the terms of the E&H Hudson Line, NPAMLP has granted a security interest in and assigned a deed-in-lieu of foreclosure with respect to the East Haven property to Hudson United (the "East Haven Security").

      At December 31, 2001, the E&H Hudson Line permitted E&H to borrow up to $2,000,000 which it can loan to NPAMLP and can use for E&H's general working capital.

      Pursuant to the promissory note executed with respect to the E&H Hudson Line (the "Hudson Note"), the amounts advanced pursuant to the Hudson Note bear interest at a rate equal to .25% per annum in excess of the "Base Rate" of Hudson United (the "E&H Borrowing Rate"). The current E&H Borrowing Rate is 5.50%.

      The Hudson Note is secured by an assignment of certain Wrap Notes and Second Mortgages, the East Haven Security and certain Guaranty and Suretyship Agreements executed by EBL&S, Inc., EBL&S Property Management, Inc., National Property Analysts Partners and Edward B. Lipkin. Additionally, the Hudson Note contains a confession of judgment against the borrower.

      The Hudson Note provides for certain events of default. In addition to providing for an event of default arising from a failure to pay principal and interest on the E&H Hudson Line when due, the Hudson Note provides that Hudson United may declare a default if, in its sole discretion, it determines that it is insecure with respect to any of the collateral or the ability of E&H or any other obligor to perform all of its obligations under the Hudson Note or any of the other loan documents. The loan and security agreement executed by E&H in connection with the E&H Hudson Line (the "Hudson Loan and Security Agreement") provides that upon the occurrence of an event of default, Hudson United will have the right to sell the East Haven property and apply the proceeds of the sale to payment of all amounts due pursuant to the Hudson Note, the Hudson Loan and Security Agreement or the other loan documents in such order of priority as Hudson United may determine in its sole discretion.

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

      At December 31, 2001, the E&H Firstrust Line permitted E&H to borrow up to $2,500,000 which it can loan to NPAMLP and can use for E&H's general working capital.

      Pursuant to the promissory note executed with respect to the E&H Firstrust Line (the "Firstrust Note"), the amounts advanced pursuant to the Firstrust Note bear interest at the Prime Rate as published in the Wall Street Journal's "Money Rates" section (the "E&H Firstrust Borrowing Rate"). The current E&H Firstrust Borrowing Rate is 4.75%.

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

      At December 31, 2001, $770,000 has been advanced under the NPAMLP Lines and $440,000 and $1,105,000 have been borrowed under the E&H Hudson Line and E&H Firstrust Line, respectively.

      F. TENANT IMPROVEMENTS

      The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 2001, approximately $58,000 was provided to tenants in rental abatements.

            II. CRITICAL ACCOUNTING POLICIES

      NPAMLP uses estimates and assumptions that can have a significant effect on the amounts that are reported in its financial statements. Management believes the following are its most significant accounting policies as they may require a higher degree of judgement and estimation.

      As required by Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), rental properties are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of rental properties is measured by comparison of the carrying amount of the properties to future net cash flows expected to be generated by the properties or to an appraised amount. If any property is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair value. Properties to be disposed are reported at the lower of the carrying amount or the fair value less costs to sell. NPAMLP adopted SFAS 121 in 1995.

      During the year ended December 31, 2001, an analysis of the estimated undiscounted cash flows from the Borger, Texas property indicated that the property might be impaired. A write-down of $250 was required under SFAS 121 and is included in "Write-down of rental property" for the year ended December 31, 2001. The estimated fair value of this property was determined by management based on projected cash flows and market trends.

            III. RESULTS OF OPERATIONS

      A. PROPERTY ACQUISITIONS DURING FISCAL 2001

      During 2001, a property located in Lawnside, New Jersey was acquired to complete a 2000 transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. See "Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters - Certain Income Tax Consequences - Recognition of Gain."

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

      Affiliates of the Managing General Partner ("Affiliates") had acquired in 1995 an option to purchase certain of the Wrap Mortgages from MLPG. In anticipation of this acquisition and in order to prevent potential adverse tax consequences described below, Affiliates had to divest themselves of their interests in NPAMLP. Therefore, on August 1, 1998, Affiliates assigned their entire economic interest as limited partners to NPAMLP in exchange for NPAMLP's interest in Mountain View Mall Associates ("Mountain View"). Affiliates have agreed to hold one of Mountain View's two properties (the "Ardmore Property") in trust for NPAMLP, with all benefits of ownership of the Ardmore Property accruing to NPAMLP. Affiliates will also remit a portion of sales proceeds in excess of related debt, if any, of Mountain View's other property (the "Trenton Property") to NPAMLP. The debt on the Trenton Property greatly exceeds the anticipated sales price for this property. Because Affiliates assigned their interests to NPAMLP before MLPG effectively forgave the Wrap Mortgages as described above, the Affected Limited Partners will have an additional tax liability which is not expected to be significant. Such liability may be offset by any suspended passive losses available to such partner.

      During 1998, Affiliates exercised their option to purchase certain Wrap Mortgages from MLPG. These obligations remain outstanding, with no economic change to NPAMLP. If Affiliates had remained as either equity general or limited partners of NPAMLP, the partners might have been required to recognize substantial current income (without corresponding cash distributions) and further, NPAMLP's ability to deduct future losses, if any, could have been called into question. This could have effectively eliminated the tax basis of all partners in NPAMLP. To prevent this result, Affiliates assigned their interests in NPAMLP as described above.

      The net effect of this series of transactions for NPAMLP was to reduce NPAMLP's Wrap Mortgages by $120,854,000 with related discounts of $71,625,000, to reduce the number of outstanding Units of NPAMLP by the 2,248 Units formerly owned by Affiliates (2.25% of the outstanding Units ) and, as to the Affected Limited Partners, to recognize certain amounts of ordinary income for tax purposes.

      C. FULL FISCAL YEARS

      Over the five year period ended December 31, 2001, NPAMLP disposed of 8 Properties. The number of Properties owned and disposed of by year are as follows:

                                  2001    2000    1999    1998    1997
                                  ----    ----    ----    ----    ----
Beginning of year                   48      48      49      56      57
Properties (acquired) disposed     (1)      --       1       7       1
                                  ----    ----    ----    ----    ----
End of year                         49      48      48      49      56
                                  ====    ====    ====    ====    ====

      The disposition of Properties resulted in "Net (loss) gain on disposition of properties" and "Forgiveness of wraparound mortgages payable on disposition of properties" as reflected in the financial statements.

      The following table reflects the operating results for NPAMLP for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, excluding the operating results for 8 Properties that were disposed during the five year period. The table is presented in order to facilitate an understanding of the operating results and trends of NPAMLP.

                         2001         2000         1999         1998         1997
                         ----         ----         ----         ----         ----
INCOME:
Rental income          $ 17,205     $ 17,133     $ 17,502     $ 17,279     $ 17,047
Other charges
 to tenant                5,143        5,016        5,193        5,162        5,371
Interest income             221          250          210          200          128
Other income                 --           --          150           62           97
                       --------     --------     --------     --------     --------

TOTAL INCOME             22,569       22,399       23,055       22,703       22,643
                       --------     --------     --------     --------     --------

OPERATING EXPENSES:

Interest expense         11,317       11,174       11,049       10,758       13,773
Other operating
 expenses                 9,358        9,183        8,872        9,268        9,091
Depreciation and
 amortization             6,799        6,768        6,726        6,782        6,712
                       --------     --------     --------     --------     --------
TOTAL OPERATING
 EXPENSES                27,474       27,125       26,647       26,808       29,576
                       --------     --------     --------     --------     --------
OPERATING LOSS         $ (4,905)    $ (4,726)    $ (3,592)    $ (4,105)    $ (6,933)
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

      The Properties are financed by long term fixed rate debt and consequently fluctuations between 1998 and 2001 did not exceed 2.7% for any of these years. During 1998, $84,331,000 of Wrap Mortgages were forgiven on properties previously owned by Unaudited Partnerships resulting in a substantial decrease in interest expense between 1997 and 1998.

      The increases in depreciation and amortization between 1997 and 2001 are due to capital improvements. The net decrease between 1998 and 1999 was due to adjustments to the estimated useful lives of certain tenant improvements where the tenant had vacated prior to December 31, 1998.

            IV. INDEBTEDNESS SECURED BY THE PROPERTIES

      The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 2001, the aggregate indebtedness of NPAMLP pursuant to the Wrap Mortgages was approximately $291 million, of which approximately $86 million constituted indebtedness under the Third Party Underlying Obligations and $27 million constituted indebtedness under the Second Mortgages. See "Item 5. IV. Certain Income Tax Considerations - A. Recognition of Gain." As of December 31, 2001, the aggregate historical cost of the Properties securing the indebtedness of NPAMLP mortgages was approximately $231 million.

      The original acquisition of the Properties by the Partnerships was typically structured as set forth below.

      Typically, NPA acquired a Property from an unaffiliated seller. NPA thereafter sold the Property to a Pension Group. The Partnership acquired the Property from the Pension Group. In both the original acquisition and the purchase by the Pension Group, the purchasers (i.e., NPA and the Pension Group) took the Properties subject to existing mortgages in favor of the sellers or unaffiliated third parties. Consequently, as a general matter, at the time it was acquired by the Partnership, each Property was subject to a Third Party Underlying Obligation and a Second Mortgage.

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

      The Properties whose ownership was consolidated in NPAMLP remain subject to the Third Party Underlying Obligations, Second Mortgages and Wrap Mortgages incurred in connection with the acquisition of the Properties. However, the Wrap Mortgages and Second Mortgages have been restructured.

      A. THIRD PARTY UNDERLYING OBLIGATIONS

      Information relating to the Third Party Underlying Obligations is included in Schedule 3 which appears under "Item 2. Properties" above.

      B. THE SECOND MORTGAGES AND NOTES

      Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The approximate outstanding principal balance of the Second Mortgages as of December 31, 2001 was approximately $27 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

      C. THE RESTRUCTURED WRAP MORTGAGES

      The Wrap Mortgages represent an obligation of NPAMLP and a lien against the Properties in favor of the Pension Groups. The lien is subordinate to the Third Party Underlying Obligations and the Second Mortgages.

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

      Each amended Wrap Note requires a minimum annual payment from NPAMLP in an amount equal to the 1990 Debt Service payable on the Third Party Underlying Obligations secured by the same Properties as the Wrap Mortgages which secured such Wrap Note prior to the Restructuring. These minimum payments are applied first to past due interest and principal payments under the Wrap Notes, if any, then to current interest and principal payments due on the Wrap Notes, then against the interest-bearing principal balances of the Wrap Notes, allocated among the Wrap Notes as the Pension Groups elect, and finally to the non-interest-bearing principal balances, allocated among the Wrap Notes as the Pension Groups elect. The Restructuring Agreement requires NPAMLP to make additional payments on the Wrap Notes on April 10th of each year equal to sixty percent (60%) of the amounts by which Cash Flow from Operations for the previous year exceeded the sum of the minimum annual payment in such year plus the current payments due in such year on any indebtedness incurred after January 1, 1990 for Capital Improvements to any of the Properties. The holder of the Wrap Notes applies the minimum annual payments to pay the current payments due on the Third Party Underlying Obligations.

      The Restructuring Agreement provides that all the Wrap Notes which were originally secured by Wrap Mortgages on the Properties which NPAMLP acquired from partnerships audited by the Internal Revenue Service will be secured by all of those Wrap Mortgages and will not be secured by Wrap Mortgages on the Properties which NPAMLP acquired from the Unaudited Partnerships. All of the Wrap Notes which were originally secured by Wrap Mortgages on the Properties which NPAMLP acquired from Unaudited Partnerships are secured by all of those Wrap Mortgages and are not secured by Wrap Mortgages on the Properties which NPAMLP acquired from partnerships audited by the Internal Revenue Service. The holder of the Wrap Mortgages agreed in the Restructuring Agreement to release from the lien of the Wrap Mortgages any Property sold by NPAMLP, upon payment to the holder of the Wrap Mortgages, as a pre-payment of the Wrap Notes, an amount equal to all of the Proceeds of Sales of the Properties not permitted by the Restructuring Agreement to be retained by NPAMLP.

      The Restructuring Agreement permits NPAMLP to have the opportunity to retain, in certain circumstances, a portion of the Excess Proceeds. In accordance with the Restructuring Agreement the Excess Proceeds derived from the Proceeds of Sales of the Properties are applied as noted below.

      The Excess Proceeds are applied as follows: (a) 100% of the Excess Proceeds are applied in payment of the Wrap Mortgages until the Threshold Amount has been paid; (b) the next $70 million of Excess Proceeds are allocated 60% to the payment of the Wrap Mortgage and 40% are retained by NPAMLP; (c) 100% of the next Excess Proceeds up to an amount equal to the Investor Note Recovery or $25 million, whichever is less, are retained by NPAMLP and distributed by NPAMLP to the Investor Note Payors; (d) the next Excess Proceeds are allocated by 60% to the payment of the Wrap Mortgages and 40% are retained by NPAMLP up to an amount equal to the outstanding balances for the Wrap Mortgages on January 1, 1990 less the sum of: (i) the aggregate amount of the sums previously paid as Minimum Payoff Amounts; (ii) the Investor Note Recovery, and (iii) $70 million; (e) 100% of the next Excess Proceeds are applied in payment of the Wrap Mortgages in the amount equal to (i) the amount necessary to pay in full the Wrap Mortgages on Properties acquired from partnerships audited by the Internal Revenue Service, in the case of Excess Proceeds generated by the sale of such a Property, and
(ii) the amount necessary to pay in full the Wrap Mortgages on Properties acquired from Unaudited Partnerships, in the case of Excess Proceeds generated by the sale of such a Property; and (f) 100% of any additional Excess Proceeds are retained by NPAMLP.

      The Restructuring Agreement provides for indebtedness which may be incurred to finance Capital Improvements to the Properties after January 1, 1990, and requires that in connection with any sale of Property by NPAMLP, the loans for Capital Improvements to such Property must either be paid in full or assumed by the purchaser of the Property before the Wrap Mortgage on such Property will be released.

      The Restructuring Agreement permits the holders of the Wrap Mortgages to refinance or negotiate modifications to the Third Party Underlying Obligations, so long as the aggregate amount of all Third Party Underlying Obligations is not increased. The fees and expenses associated with any such refinancing or modification are required to be borne by the holders of the Wrap Mortgages.

      The Restructuring Agreement spreads the lien securing each of the Second Mortgages to all of the Properties owned by NPAMLP and all of the Second Mortgages have been "wrapped" or included within all of the Wrap Mortgages.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      EBL&S, Inc., a Delaware corporation incorporated in December, 1989, and an affiliate of NPA, is the Managing General Partner of NPAMLP. Feldman International, Inc., a Delaware corporation incorporated in September 1998 is the Equity General Partner of NPAMLP. The Managing General Partner is owned 100% by E&H Properties, Inc., a Pennsylvania corporation incorporated in July, 1979, which is owned 100% by Edward B. Lipkin. The Equity General Partner is owned 100% by Robert McKinney.

      The directors and executive officers of the General Partners are as follows:

      Edward B. Lipkin, age 56, serves as Director of the Managing General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

      Robert McKinney, age 46, serves as Director of the Equity General Partner. Mr. McKinney received a Masters of Science and Masters of Business Administration from Villanova University and Temple University, respectively.

ITEM 11. EXECUTIVE COMPENSATION

      Neither the General Partners nor the officers of the General Partners receive compensation from NPAMLP. Certain administrative services related to tax and accounting service and to investor note collections were performed by the Managing General Partner on behalf of NPAMLP as provided in the Partnership Agreement. The amount payable to the Managing General Partner for such services aggregated $77,000, $71,000 and $70,000 for the years ended December 31, 2001, 2000 and 1999, respectively. See "Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


TITLE OF CLASS                    NAME & ADDRESS OF                     AMOUNT AND                      % OF CLASS
--------------                    BENEFICIAL OWNER                      NATURE OF                       ----------
                                  ----------------                      BENEFICIAL OWNERSHIP
                                                                        --------------------
Units of Limited                  Robert McKinney                       1,000 Units                     1.0%
Partnership Interest              230 S. Broad Street
                                  Philadelphia, PA 19102

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            I. COMPENSATION AND FEES

      The amounts and kinds of compensation and fees to be paid to the General Partners and its affiliates during the operation of NPAMLP are summarized below.

PERSON RECEIVING                                                        ESTIMATED AMOUNT
COMPENSATION               TYPE OF COMPENSATION                         OF COMPENSATION
------------               --------------------                         ---------------
                                        ORGANIZATIONAL PHASE

Equity General Partner
                                                                        1% general
                                                                        partners'
                                                                        interest in
                                                                        NPAMLP.

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

Equity General Partner     General Partners' share                      The Equity General
                           Of Profit and Losses                         Partner will be
                                                                        allocated 1% of the
                                                                        profits and losses
                                                                        from NPAMLP
                                                                        operations.

Managing General           Reimbursement of Expenses(1)                 Actual cost of goods
Partner                                                                 and services utilized
                                                                        for or by NPAMLP,
                                                                        including certain
                                                                        administrative
                                                                        services performed by
                                                                        the Managing General
                                                                        Partner.

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

            II. PROPERTY MANAGEMENT BY AFFILIATE

      As of January 1, 1990, NPAMLP entered into a management agreement with EBL&S Property Management, Inc., a Delaware corporation ("Property Manager"), with respect to the management of the Properties ("Management Agreement"). EBL&S Property Management, Inc. is owned 100% by E&H Properties, Inc. which also is the sole shareholder of NPAMLP's Managing General Partner, EBL&S, Inc. The directors of EBL&S Property Management, Inc. are the same as those of the Managing General Partner.

      Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. An aggregate of approximately $1,070,000 was earned by the Property Manager for management fees, and an aggregate of approximately $64,000 was earned by the Property Manager for leasing fees for the fiscal year 2001.

--------

      (1) All expenses of NPAMLP are billed directly to and paid by NPAMLP. The Managing General Partner is reimbursed for the actual cost of goods and materials used for or by NPAMLP and obtained from entities which are not affiliates of the Managing General Partner. In addition, the Managing General Partner is reimbursed for administrative services performed for NPAMLP, provided that such services are necessary for the prudent operation of NPAMLP and further provided that such reimbursement is at the lower of (i) the Managing General Partner's actual cost or (ii) the cost of obtaining comparable administrative services from independent parties in the same geographic location. Reimbursement to the Managing General Partner for services for which it is entitled to compensation by way of a separate fee is not allowed. No reimbursement is made for rent, depreciation, utilities, or capital equipment in the building in which NPAMLP maintains offices and other overhead costs.

            III. CONFLICTS OF INTEREST

      From time to time, there may be conflicts of interest between the Managing General Partner and its affiliates (including the Property Manager) on the one hand and NPAMLP and its Limited Partners on the other hand. The Managing General Partner will attempt to resolve any conflicts of interest by exercising the good faith required of fiduciaries, and the Managing General Partner believes that it will generally be able to resolve conflicts on an equitable basis. Depending on the relevant facts and circumstances, however, the resolution of any particular conflict may not be in favor of NPAMLP. A resolution which is unfavorable to NPAMLP will result only if the Managing General Partner determines in good faith, bearing in mind its fiduciary duties, that it is the most appropriate to deal with the overall situation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      A. CONFLICT REGARDING SALES AND REFINANCING

      The Managing General Partner is an affiliate of NPA. NPA or its affiliates hold the Second Mortgages aggregating $27 million. This lack of independence gives rise to certain conflicts of interest with respect to the sale or refinancing of the Properties.

      The Managing General Partner oversees sales, leases, financing, operations and management of the Properties and decides which Properties are sold and how to apply the Proceeds of Sales of the Properties. Because NPA or its affiliates hold the Second Mortgages on the Properties which will be repaid from the Proceeds of Sales of the Properties and the Managing General Partner is an affiliate of NPA, the Managing General Partner may not be solely interested in ensuring that sales of Properties generate sufficient proceeds to enable the Limited Partners to receive distributions with respect thereto. However, pursuant to the Restructuring Agreement, a portion of all proceeds derived from sale of the Properties in excess of the Threshold Amount will be applied in payment of the Wrap Mortgages. Accordingly, the Managing General Partner (as an affiliate of NPA) will have a financial incentive to cause NPAMLP to maximize Proceeds of Sales of the Properties. Furthermore, the Managing General Partner is accountable to NPAMLP and the Limited Partners as a fiduciary and, consequently, must exercise good faith and integrity in handling the affairs of NPAMLP and must take its Limited Partners' interests in account in making decisions regarding sales and refinancing.

      B. OTHER ACTIVITIES OF THE AFFILIATES OF THE GENERAL PARTNERS

      There is no limitation on the right of the affiliates of the General Partners to engage in any business even if the business is competitive with the business of NPAMLP. For instance, if an affiliate of the General Partners owns or manages a property which competes for tenants with a Property owned by NPAMLP, the economic interest of the equity owners of the General Partners in that affiliate may create a conflict between the General Partners or the Property Manager on the one hand and NPAMLP on the other with respect to allocating prospective tenants between competitive properties. The Managing General Partner and its affiliates presently own properties that are competitive with the Properties and affiliates of the Managing General Partner may act as manager of such properties.

      C. COMPETITION BY NPAMLP WITH AFFILIATES OF THE MANAGING GENERAL PARTNER FOR SERVICES OF OFFICERS AND EMPLOYEES

      NPAMLP depends on the Managing General Partner to operate NPAMLP. The Managing General Partner believes it will have sufficient staff personnel and resources to perform all of its duties with respect to managing NPAMLP. However, because the staff personnel and resources are shared with affiliates, the Managing General Partner and certain of its affiliates have conflicts of interest in the allocation of management and staff time, services and functions among NPAMLP and other entities in existence or which may be organized.

      IV. SUMMARY OF RELATIONSHIPS

      E&H Properties, Inc. owns 100% of the equity interest in EBL&S, Inc. (the Managing General Partner) and EBL&S Property Management, Inc. (the Property Manager). E&H Properties, Inc. is owned 100% by Edward B. Lipkin. Feldman International, Inc. is owned 100% by Robert McKinney, an employee of the Property Manager. The General Partners and the Property Manager both have ongoing relationships with NPAMLP. E&H Properties, Inc. and the affiliates which it controls are the holders of the Second Mortgages.

            V. RELATED PARTY TRANSACTIONS

      During 1996, the El Paso, Texas property was sold to a limited partnership owned by directors and executives of the Managing General

Partner. The sales price of the property was determined to be at fair market value by an independent appraiser. In connection with the transaction, a promissory note was issued to NPAMLP in the approximate amount of $436,000. The note is interest only, bears interest at 10% and matures on November 1, 2008.

      During 1998, the Third Party Underlying Obligation on the North Augusta, South Carolina property was acquired by E & H Properties for its balance as of the date of acquisition. The mortgage was extended and fully amortized on October 1, 1999.

      NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interest in NPAMLP in exchange for the transfer of the Trenton property and related wraparound mortgage obligations. As a result, NPA and its principals did not own any of the 97,752 units as of December 31, 2001, 2000 and 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - II. Results of Operations - B. Forgiveness of Wrap Mortgages During Fiscal 1998."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

            I. DOCUMENTS FILED AS PART OF THIS REPORT

      A. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Independent Auditors' Report ...............................    F-1

      Combined Financial Statements:

         Combined Balance Sheets at December 31, 2001 and 2000 ...    F-2

         Combined Statements of Operations and Changes
         in Partners' Deficit for the years ended
         December 31, 2001, 2000 and 1999 ........................    F-3

         Combined Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999 ........................    F-4

      Notes to Combined Financial Statements .....................    F-5

      Attachments

         1 Properties Effectively Owned by NPAMLP at
           December 31, 2001 .....................................    F-12

         2 Schedules II and III to the Combined Financial
           Statements ............................................    F-13

      B. EXHIBITS

      Exhibit No.                           Description
      -----------                           -----------
        *2.1                                Consolidation Agreement by and
                                            among the National Property
                                            Analysts Master Limited
                                            Partnership ("NPAMLP"); EBL&S,
                                            Inc. ("EBL&S") and Buster,
                                            Inc.("Buster").

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

        *3.1                                Initial Limited Partnership
                                            Agreement of NPAMLP.

          *3.2                               Amended and Restated Limited
                                             Partnership Agreement of NPAMLP.

          *3.3                               Certificate of Limited
                                             Partnership of NPAMLP.

         *10.1                               Restructuring and Mortgage
                                             Modification Agreement by and
                                             among Main Line Pension Group,
                                             L.P. ("MLPG"), NPAMLP and
                                             National Property Analysts, Inc.

         *10.2                               Leasing and Management Agreement
                                             by and between EBL&S Property
                                             Management, Inc. and NPAMLP.

         *10.3                               Information Statement Relating
                                             to the formation of NPAMLP.

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

NATIONAL PROPERTY ANALYSTS MASTER
LIMITED PARTNERSHIP
(Registrant)

By:  EBL&S, Inc., its managing general partner


     By: /s/ Edward B. Lipkin
        ----------------------------------
              Edward B. Lipkin
              Director

Date:   March 27, 2002
        -----------------------------------

By: Feldman International, Inc., its equity general partner


     By: /s/ Robert McKinney
        -----------------------------------
              Robert McKinney
              Director

Date:   March 27, 2002
        -----------------------------------

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

Signature                                 Capacity                                                             Date
---------                                 --------                                                             ----
/s/Edward B. Lipkin                       Director of EBL&S, Inc.
-----------------------------             Principal Executive Officer,
Edward B. Lipkin                          Principal Accounting Officer and
                                          Principal Financial Officer                                          March 27, 2002

/s/Robert McKinney                        Director of Feldman International, Inc.                              March 27, 2002
-----------------------------
Robert McKinney

                          INDEPENDENT AUDITORS' REPORT

General Partners

National Property Analysts Master Limited Partnership

We have audited the combined financial statements of National Property Analysts Master Limited Partnership (NPAMLP), (a limited partnership) as listed in the accompanying index. In connection with our audits of the combined financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These combined financial statements and financial statement schedules are the responsibility of NPAMLP's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of NPAMLP as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP
-------------------------------
Philadelphia, PA
March 15, 2002

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                             Combined Balance Sheets

                           December 31, 2001 and 2000
                                 (in thousands)

                            ASSETS                                      2001           2000
                                                                     ---------      ---------
Rental property at cost:
    Land                                                             $  15,340      $  14,707
    Buildings                                                          215,352        211,037
                                                                     ---------      ---------
                                                                       230,692        225,744
    Less: accumulated depreciation                                     123,755        116,736
                                                                     ---------      ---------
          Rental property, net                                         106,937        109,008
Cash and cash equivalents                                                3,559          2,297
Restricted cash                                                          2,406          2,411
Investment securities available for sale, at market                         98             --
Tenants accounts receivable, net of allowance of $30 for
    2001 and 2000, respectively                                            393            118
Due from Pension Groups                                                     44             --
Unbilled rent receivable                                                   212            421
Tenant leasing costs                                                        26             35
Accounts receivable and other assets                                       972          2,615
                                                                     ---------      ---------

Total assets                                                         $ 114,647      $ 116,905
                                                                     =========      =========

                   LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable                                         $ 291,469      $ 293,673
Less: unamortized discount based on imputed interest
           rate of 12%                                                 141,592        149,264
                                                                     ---------      ---------
          Wraparound mortgages payable less unamortized discount       149,877        144,409
Due to Pension Groups                                                       --             49
Other borrowings                                                           770            770
Deferred revenue                                                           705             83
Accounts payable and other liabilities                                   2,047          1,918
Finance lease obligation                                                 2,650          2,650
Deposit on sale of property                                              2,051          2,051
                                                                     ---------      ---------
          Total liabilities                                            158,100        151,930

Unrealized loss on investment securities                                    (2)            --
Partners' deficit                                                      (43,451)       (35,025)
                                                                     ---------      ---------

          Total partners' deficit                                      (43,453)       (35,025)
                                                                     ---------      ---------

Total liabilities and partners deficit                               $ 114,647      $ 116,905
                                                                     =========      =========

See accompanying notes to combined financial statements

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

       Combined Statements of Operations and Changes in Partners' Deficit

                  Years ended December 31, 2001, 2000 and 1999
                        (in thousands, except unit data)

                                                       2001          2000          1999
                                                     --------      --------      --------
Income:
    Rental income                                    $ 18,749      $ 18,859      $ 19,533
    Other charges to tenants                            5,426         5,405         5,563
    Interest income                                       230           262           228
    Other income                                           --            --           150
                                                     --------      --------      --------
          Total income                                 24,405        24,526        25,474
                                                     --------      --------      --------

Operating expenses:
    Interest expense                                   16,183        16,332        16,596
    Real estate taxes                                   4,689         4,779         4,501
    Management fees                                     1,070         1,103         1,162
    Common area maintenance expenses                    2,129         2,202         1,939
    Ground rent                                           492           491           479
    Repairs and maintenance                               209           196           291
    General and administrative                            623           609           753
    Depreciation                                        7,019         7,100         7,148
    Amortization                                          167           167           153
                                                     --------      --------      --------
          Total operating expenses                     32,581        32,979        33,022
                                                     --------      --------      --------
          Operating loss                               (8,176)       (8,453)       (7,548)

Other income (expense):
    Net gain (loss) on disposition of properties           --         1,769        (3,415)
    Write-down of rental property                        (250)           --            --
                                                     --------      --------      --------
      Loss before extraordinary gain                   (8,426)       (6,684)      (10,963)

Extraordinary gain:
    Forgiveness of wraparound mortgages payable
      on disposition of properties                         --            --         4,240
                                                     --------      --------      --------
          Net loss                                     (8,426)       (6,684)       (6,723)

Partners' deficit:
    Beginning of year                                 (35,025)      (28,341)      (21,618)
    Unrealized loss on investment securities               (2)           --            --
                                                     --------      --------      --------
    End of year                                      $(43,453)     $(35,025)     $(28,341)
                                                     ========      ========      ========
Net loss per unit                                    $ (86.20)     $ (68.38)     $ (68.78)
                                                     ========      ========      ========
Weighted average units outstanding                     97,752        97,752        97,752
                                                     ========      ========      ========

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                        Combined Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                    2001          2000          1999
                                                                  --------      --------      --------
Cash flows from operating activities:
    Net loss                                                      $ (8,426)     $ (6,684)     $ (6,723)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
        Depreciation                                                 7,019         7,100         7,148
        Amortization of discount                                     7,672         7,295         7,167
        Net gain on disposition of properties including
           forgiveness of wraparound mortgage payable                   --        (1,769)         (825)
        Write-down of rental property                                  250            --            --
        (Increase) decrease in tenants accounts
           receivable, net                                            (275)          194          (133)
        Decrease in unbilled rent receivable                           209           110           319
        Decrease in tenant leasing costs                                 9            15            26
        Decrease (increase) in accounts receivable
           and other assets                                          1,643          (931)         (627)
        Increase (decrease) in accounts payable and
           other liabilities                                           129           (71)          209
        Increase (decrease) in deferred revenue                        622          (473)          225
                                                                  --------      --------      --------
          Net cash provided by operating activities                  8,852         4,786         6,786
                                                                  --------      --------      --------

Cash flows from financing activities:
    Payments on wraparound mortgages                                (6,711)       (7,109)       (7,969)
    (Decrease) increase in due to/from Pension Groups                  (93)         (140)          189
    Proceeds from other borrowings                                      --            --           325
    Proceeds from additional debt                                    4,507            --            --
                                                                  --------      --------      --------
          Net cash used in financing activities                     (2,297)       (7,249)       (7,455)
                                                                  --------      --------      --------

Cash flows from investing activities:
    (Acquisition) disposition of properties                         (4,507)        3,748         2,114
    Improvements to rental property                                   (691)       (1,420)       (2,251)
    Purchase of investment securities                                 (100)           --            --
                                                                  --------      --------      --------
          Net cash (used in) provided by investing activities       (5,298)        2,328          (137)
                                                                  --------      --------      --------
          Increase (decrease) in cash and cash equivalents           1,257          (135)         (806)

Cash and cash equivalents:
    Beginning of year                                                4,708         4,843         5,649
                                                                  --------      --------      --------
    End of year                                                   $  5,965      $  4,708      $  4,843
                                                                  ========      ========      ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                        $  8,511      $  9,037      $  9,429
                                                                  ========      ========      ========

Supplemental disclosure of noncash activities:
    Reduction in wraparound mortgages from forgiveness
      of debt, net of related discount                            $     --      $     --      $  4,240
                                                                  ========      ========      ========

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2001, 2000 and 1999
                             (dollars in thousands)

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

      The properties were originally purchased by the Electing Partnerships from unaffiliated limited partnerships owned by various pension and profit sharing trusts, whose interests were subsequently acquired by Main Line Pension Group (MLPG). Properties were purchased by the Electing Partnerships subject to existing senior mortgages in favor of the sellers or unaffiliated third parties. In connection with the acquisition of the properties, wraparound mortgages were delivered by the Electing Partnerships to MLPG which were subordinate to the third- party underlying mortgage obligations and other second mortgages. Neither these third-party underlying obligations nor the second mortgages represented direct financial obligations of the Electing Partnerships. The Electing Partnerships were required to make payments on the wraparound mortgages to MLPG, which was required to make payments on the underlying obligations.

      In accordance with the Consolidation, the Electing Partnerships transferred their interests to NPAMLP. The Electing Partnerships include both partnerships that contributed their interests to NPAMLP and certain partnerships whose partnership interests were not contributed as of the effective date of NPAMLP's formation on January 1, 1990, but allocated their interests in NPAMLP as if they were contributed on January 1, 1990. The combined financial statements include the accounts of all Electing Partnerships.

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

      The restructuring agreement provides for a sharing of cash from the proceeds of sales of properties. The restructuring agreement generally provides that the limited partners of NPAMLP receive 40% of the net proceeds, if any, from the sale of properties after repayment of the third-party underlying mortgage obligations once the net proceeds, as defined in the restructuring agreement, from the sale of properties exceed a threshold amount of $45,000 (the threshold).

      Through December 31, 2001, NPAMLP sold properties that generated approximately $35,134 in net proceeds that have been applied as a reduction of the threshold amount. NPAMLP has not distributed any sales proceeds to its partners since it organization.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2001, 2000 and 1999
                             (dollars in thousands)

      NPAMLP has working capital as of December 31, 2001, of approximately $1,593, excluding amounts due to the managing general partner and due from the Pension Groups of $921 and $44, respectively. NPAMLP has $3,559 of unrestricted cash and $480 available under line of credit agreements at December 31, 2001, to meet its short-term obligations. Through December 31, 2001, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wraparound mortgage have released their liens. In addition, as of December 31, 2001, the managing general partner has advanced approximately $921 to NPAMLP but may require the repayment of the advances for its own operational needs.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   RENTAL PROPERTY

            Rental properties are stated at original cost to the Electing Partnerships. Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years and 15 to 39 years, respectively.

            As required by Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), rental properties are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of rental properties is measured by comparison of the carrying amount of the properties to future net cash flows expected to be generated by the properties or to an appraised amount. If any property is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair value. Properties to be disposed are reported at the lower of the carrying amount or the fair value less costs to sell. NPAMLP adopted SFAS 121 in 1995.

            During the year ended December 31, 2001, an analysis of the estimated undiscounted cash flows from the Borger, Texas property indicated that the property might be impaired. A write-down of $250 was required under SFAS 121 and is included in "Write-down of rental property" for the year ended December 31, 2001. The estimated fair value of this property was determined by management based on projected cash flows and market trends.

      (b)   RESTRICTED CASH

            Restricted cash consists principally of amounts held in escrow for capital improvements, real estate taxes and insurance expenses and amounts due from various bank trust departments, in connection with certain property rents that are assigned to these banks in order to satisfy the debt service on the underlying mortgage obligations. The banks' trust departments periodically remit excess funds to NPAMLP as required under the respective trust agreements. Restricted cash also includes amounts held in reserve for tenant security deposits received.

      (c)   RENTAL INCOME

            Rental income is recognized on a straight-line basis over the terms of the respective leases. Unbilled rent receivable represents the amount by which the straight-line rentals exceed the current rent collectible under the payment terms of the lease agreements. Tenant pass-through charges including common area maintenance, real estate taxes and property insurance are recognized in income when earned and are recorded as other charges to tenants.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2001, 2000 and 1999
                             (dollars in thousands)

      (g)   FAIR VALUE OF FINANCIAL INSTRUMENTS

            SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash, investment securities, tenant accounts receivable, accounts payable, and other liabilities as reflected in the combined financial statements approximate fair value because of the short-term maturity of these instruments.

            In accordance with SFAS No. 107, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 2001 and 2000.

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

(3)   OTHER BORROWINGS

      During 1995, NPAMLP negotiated with E & H Properties, Inc. (E&H), a related party (note 8), for E&H to advance up to $1,000 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the resulting agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. The line bears interest based on a variable rate (6.50% at December 31, 2001) and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral; however, the East Haven, Connecticut property (with a net book value of rental property of $4,148 and a wraparound mortgage payable of $5,488 at December 31, 2001) has been pledged to secure a line of credit extended to E&H by a bank, which enables E&H to make advances to NPAMLP. As of December 31, 2001 and 2000, $770 was owed by NPAMLP under this line of credit. As of December 31, 2001, E&H owed $440 under its bank line of credit.

      During 1999, NPAMLP negotiated with E&H for E&H to advance up to an additional $250 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the resulting agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. This additional line bears interest based on the prime rate (4.75% at December 31, 2001) and is scheduled to expire May 2003. During 1999, E&H secured an additional line of credit with a bank that will enable E&H to fund advances to NPAMLP. Any amounts advanced to NPAMLP are secured by a $250 second mortgage on the Sault Ste. Marie, Michigan property. During the years ended December 31, 2001 and 2000, there were no advances to NPAMLP from E&H under this additional line of credit. As of December 31, 2001 and 2000, E&H owed $1,105 and $915, respectively, under this additional bank line of credit.

(4)   TENANT LEASES

      At December 31, 2001 and 2000, NPAMLP effectively owned and operated 49 and 48 properties, respectively, as listed in Attachment 1, that were comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 180 and 160 tenants, respectively, under various lease agreements which are treated as operating leases.

      In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance and renewal options. The leases expire under their original terms at various dates over the next 23 years.

      Future minimum lease rentals to be received under noncancellable leases are approximately:

                                2002                   $13,173
                                2003                    11,948
                                2004                    10,202
                                2005                     7,894
                                2006                     5,809
                                Thereafter              33,878

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2001, 2000 and 1999
                             (dollars in thousands)

      Rental income includes approximately $1,107, $974 and $1,356 related to percentage rents for the years ended December 31, 2001, 2000 and 1999, respectively.

(5)   GROUND LEASES

      NPAMLP is obligated under 13 noncancellable ground leases that expire between 2003 and 2078 (see Schedule I).

      During the year ended December 31, 1991, NPAMLP sold the land underlying five rental properties and simultaneously entered into ground leases to leaseback the land from the buyer. The ground leases have expirations ranging from 2003 to 2012, excluding renewal options.

      During the term of the 1991 ground leases, including renewal options, NPAMLP is responsible for maintaining the buildings and building improvements, as well as making the respective mortgage payments. Under the terms of sale, at the expiration of the respective 1991 ground leases, including renewal options, title to the buildings will be conveyed to the buyer with no additional consideration and any amounts still outstanding under the respective wraparound mortgages will remain the liability of NPAMLP. The balance of the related wraparound mortgages payable for these properties was $15,672 as of December 31, 2001.

      Aggregate proceeds from the five land sales were $2,650 and are recorded as a finance lease obligation. The amounts paid in accordance with the 1991 ground leases are recorded as interest expense. Any gain arising from this transaction will be recognized at the date upon which title to the buildings is conveyed to the buyer.

      Future minimum lease payments under all noncancellable ground leases as of December 31, 2001 are approximately.

                                2002                   $   639
                                2003                       488
                                2004                       393
                                2005                       193
                                2006                       142
                                Thereafter               2,269

      Total rental expense for ground leases for the years ended December 31, 2001, 2000, 1999, was approximately $492, $491 and $479, respectively. In addition, $256, $260 and $262 was recorded as interest expense for the years ended December 31, 2001, 2000 and 1999, respectively.

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

      As stated in note 1, NPAEP and PVPG acquired the interests of MLPG in certain wraparound mortgages. Each wraparound mortgage is secured by liens on specific properties and is subordinate to the senior mortgage obligations as stated above.

      Through December 31, 1997, MLPG had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by Audited Partnerships. In 1998, MLPG agreed to forgive certain wraparound mortgages remaining after the disposition of properties that were owned by Unaudited Partnerships. For the year ended December 31, 1999, wraparound mortgage obligations of approximately $9,804 with related discounts of $5,564 were forgiven in connection with various property dispositions. The aggregate of $4,240 is included in Extraordinary Gain from Forgiveness of wraparound mortgages payable on disposition of properties for the year ended December 31, 1999.

      The wraparound mortgages have maturity dates varying from August 2009 to December 2013 and stated interest rates varying from 0% to 10%.

      Certain wraparound mortgages are fully amortized over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations. Also, the Pension Groups have balloon payments due on the third-party underlying mortgage obligations. No balloon payments are due during the year ended December 31, 2002.

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2001, 2000 and 1999
                             (dollars in thousands)

      Wraparound mortgage principal payment requirements for the next five years are approximately:

                                2002                   $5,911
                                2003                    5,243
                                2004                    5,400
                                2005                    5,579
                                2006                    5,907

(7)   PROPERTY SUBJECT TO SALES CONTRACTS

      During the years ended December 31, 1990 and 1995, NPAMLP sold options for the purchase of two and three rental properties, respectively. Aggregate proceeds received from the sale of the options were recorded as a Deposit on sale of property. Any gain or loss arising from these transactions will be recognized at the date upon which title to the land and buildings is conveyed to the holder of the option. The 1990 options provided that title to the land and buildings would be conveyed the holder of the options without additional consideration on November 14, 2003 and December 11, 2006 or would be conveyed automatically to the holder of the options in the event of a default of the underlying tenant leases or mortgages. The properties subject to the 1990 options were leased by the Kmart Corporation (Kmart) at December 31, 2001. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code which resulted in a default of the respective tenant leases. In accordance with the 1990 option agreements, title to the land and buildings for one of the properties has been conveyed to the holder of its option in the first quarter of 2002 which resulted in a gain of approximately $1,993. The holder of the other 1990 option disputes this interpretation of the terms of the option agreement. In February 2002, NPAMLP filed a declaratory judgement action in the United States District Court in the Northern District of Indiana to resolve this matter. A gain of approximately $1,131 is anticipated to be recognized in 2002 when the matter is resolved. The remaining 1995 option provides that title to the land and buildings will be conveyed to the holder of the option without additional consideration on June 30, 2003.

(8)   RELATED-PARTY TRANSACTIONS

      NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner and FII, the equity general partner. EBL&S, Inc. assigned its economic interest as general partner to FII, and FII was admitted as the equity general partner on September 30, 1998. EBL&S, Inc. is owned by E&H.

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

      In addition, certain administrative services were performed by EBL&S on behalf of NPAMLP as provided for in NPAMLP's Partnership Agreement. Amounts earned by EBL&S for the years ended December 31 were as follows:

                                         2001       2000       1999
                                        ------     ------     ------
           Property management fees     $1,070     $1,103     $1,162
           Leasing commissions              64         62        160
           Administrative services          77         71         70
                                        ------     ------     ------
                                        $1,211     $1,236     $1,392
                                        ======     ======     ======

      Included in accounts payable and other liabilities at December 31, 2001 and 2000 was approximately $921 and $825, respectively, that was owed to EBL&S for property management fees, leasing commissions, administrative services and cash advances for debt service.

      During 1996, the El Paso, Texas property was sold to a limited partnership owned by directors and executives of EBL&S. The sales price of the property was determined to be at fair market value by an independent appraiser. In connection with the transaction, a promissory note was issued to NPAMLP in the approximate amount of $436. The note is interest only, bears interest at 10% and matures on November 1, 2008.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2001, 2000 and 1999
                             (dollars in thousands)

      NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interests in NPAMLP in exchange for the transfer of the Trenton, New Jersey property and related wraparound mortgage obligations. As a result, NPA and its principals did not own any of the 97,752 units of NPAMLP at December 31, 2001 and 2000.

      NPA holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $26,803 at December 31, 2001.

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

      Certain scheduled payments on third-party underlying mortgage obligations discussed in note 1 have not been made on the Fairfield, Iowa; Huron, South Dakota; Wahpeton, North Dakota and Washington, Iowa properties at December 31, 2001. On June 30, 1999, the mortgage on the Fairfield, Huron, Wahpeton and Washington properties matured and had a balloon payment due. These properties were encumbered by the same mortgage and the Fairfield, Wahpeton and Washington properties were leased to the same tenant as of December 31, 2001. The tenant at these properties was seeking to enforce a provision of its lease whereby NPAMLP, as landlord, would be required to convey the four properties at a price defined in the lease. NPAMLP disputed this interpretation of the lease and in July 1999, filed an action for declaratory judgement in the United States District Court for the Eastern district of Pennsylvania to resolve this matter. During the first quarter of 2002, an agreement was reached whereby the Fairfield and Huron properties would be retained by NPAMLP and the Wahpeton and Washington properties were conveyed to the lessee. As a result of the agreement, a gain of approximately $153 (including forgiveness of wraparound mortgages) was recognized in the first quarter of 2002.

(10)  MAJOR TENANTS

      During the years ended December 31, 2001, 2000 and 1999, Kmart accounted for approximately 55% of the rental income of NPAMLP, respectively. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of December 31, 2001, Kmart was current on its lease obligations. Four of the stores occupied by Kmart had been vacated as of December 31, 2001; however, Kmart had continued to make rental payments under the terms of its lease at each of these properties until three of the four leases were rejected by Kmart in bankruptcy during the first quarter of 2002. Discussions and negotiations with sub-tenants and prospective tenants are in process at two of these properties; however, there can be no assurance the new leases can be successfully negotiated or that the rental income will be comparable. As stated in note 7, one property involving a rejected lease is expected to be conveyed to the holder of an option involving a sales contract in 2002. In the event that NPAMLP is not able to obtain comparable leasing commitments, the remaining two properties could be lost to foreclosure. The carrying value of these properties was $8,522 and the balance of the related wraparound mortgages payable was $6,717 as of December 31, 2001. Also, Kmart announced the closing of three additional stores on March 8, 2002. These properties had a carrying value of $11,271 and the balance of the related wraparound mortgages payable was $14,677 as of December 31, 2001. The ultimate disposition of the related leases for these properties will not be determined until the second or third quarter of 2002.

(11)  EXCHANGE OF PROPERTIES

      During the year ended December 31, 2000, the Fond du Lac, Wisconsin property was sold in a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. This transaction was completed in the first quarter of 2001 with an acquisition of a property located in Lawnside, New Jersey. As a result of the sale, a gain of $1,798 was recognized during 2000. During the year ended December 31, 1999, the Minot, North Dakota property was sold in a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. This transaction was completed in the first quarter of 2000 with an acquisition of a property located in Painesville, Ohio. As a result of the sale, a gain of $171 was recognized during 1999.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                     Notes to Combined Financial Statements

                        December 31, 2001, 2000 and 1999
                             (dollars in thousands)

(12)  PARTNERS' DEFICIT

      Following is a summary of the combined changes in partners' deficit for the three years ended December 31, 2001 (in thousands except unit data):

                                                  UNITS                            PARTNERS' DEFICIT
                                    ----------------------------------     ------------------------------------
                                    GENERAL      LIMITED                   GENERAL       LIMITED
                                    PARTNERS     PARTNERS      TOTAL       PARTNERS      PARTNERS       TOTAL
                                    --------     --------     --------     --------      --------      --------
        December 31, 1998              1,000       96,752       97,752     $   (216)      (21,402)     $(21,618)

        Net loss                          --           --           --          (67)       (6,656)       (6,723)
                                    --------     --------     --------     --------      --------      --------

        December 31, 1999              1,000       96,752       97,752         (283)      (28,058)      (28,341)

        Net loss                          --           --           --          (67)       (6,617)       (6,684)
                                    --------     --------     --------     --------      --------      --------

        December 31, 2000              1,000       96,752       97,752         (350)      (34,675)      (35,025)

        Net loss                          --           --           --          (85)       (8,341)       (8,426)

        Unrealized loss on
          investment securities           --           --           --           --            (2)           (2)
                                    --------     --------     --------     --------      --------      --------

        December 31, 2001              1,000       96,752       97,752     $   (435)      (43,018)     $(43,453)
                                    ========     ========     ========     ========      ========      ========

                                                                      SCHEDULE I

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

         Properties Effectively Owned by NPAMLP at December 31, 2001 (1)

                                PROPERTY LOCATION
-----------------------------------------------------------------------------------
Ardmore, OK                  Huron, SD                        Oak Lawn, IL*
Borger, TX                   Hutchinson, MN                   Ocala, FL
Bowling Green, OH            Independence, MO                 Painesville, OH
Cahokia, IL                  International Falls, MN          Philadelphia, PA*+
Chesapeake, VA*+             Kalamazoo, MI*+                  San Mateo, CA*
Clackamas, OR**              Lake Mary, FL                    Sault Ste. Marie, MI
Cottage Grove, MN            Lawnside, NJ                     Seven Hills, OH*+
Crescent City, CA            Lockport, IL                     Sparks, NV**
Dunmore, PA*                 Marquette, MI*                   Steger, IL
East Haven, CT               Maryville, MO*                   Taylorville, IL
Escanaba, MI                 Menominee, MI*                   Urbana, IL
Fairborn, OH*+               New Hope, MN                     Wahpeton, ND
Fairfield, IA                Newberry, SC                     Washington, IA
Federal Way, WA              North Augusta, SC*               Waverly, OH
Fort Wayne, IN**             North Sarasota, FL               Wheelersburg, OH
Huntington, WV               O'Fallon, MO                     Yazoo City, MS
Huntsville, AL*

 *Properties with ground leases (note 5).
**Property subject to sales contracts (note 7).
 +Land sales (note 5).

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

                                                                     SCHEDULE II

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                   Combined Valuation and Qualifying Accounts

                        December 31, 2001, 2000 and 1999
                                 (in thousands)

                                      BALANCE,      ADDITIONS
                                     BEGINNING      CHARGED TO                 BALANCE,
                                      OF YEAR       OPERATIONS   DEDUCTIONS   END OF YEAR
                                      -------       ----------   ----------   -----------
Allowance for doubtful accounts:

    Year ended December 31, 1999     $     30           25          (25)       $     30

    Year ended December 31, 2000           30           17          (17)             30

    Year ended December 31, 2001           30           48          (48)             30

                                                                    SCHEDULE III

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                  COST CAPITALIZED (WRITTEN OFF)
                                             INITIAL COST           SUBSEQUENT TO ACQUISITION
                                        ---------------------------------------------------------
                                                   BUILDINGS AND               BUILDINGS AND
PROPERTY LOCATION         ENCUMBRANCES    LAND     IMPROVEMENTS       LAND     IMPROVEMENTS
-------------------------------------------------------------------------------------------------
Ardmore, OK                 $  9,318        750       14,989            --          511
Borger, TX                       727        106        1,143            --         (250)
Bowling Green, OH              5,319        496        5,270            --           48
Cahokia, IL                       --        600        5,800          (578)      (5,790)
Chesapeake, VA                 3,790        416        4,798            --           --
Clackamas, OR                  1,090        124        3,091            --           --
Cottage Grove, MN              6,999        740        5,550           (84)       4,630
Crescent City, CA              1,702        129        2,220            --           --
Dunmore, PA                      774         --        1,350            --           -X
East Haven, CT                 3,339        447        4,883            --        2,552
Escanaba, MI                   1,059        159        1,616            --           --
Fairborn, OH                   3,364        377        4,961            --          161
Fairfield, IA                    299         45          461            --           --
Federal Way, WA                2,624         86        1,894            --           --
Ft. Wayne, IN                  3,752        575        6,616            --           --
Huntington, WV                 2,580        336        3,649            --          561
Huntsville, AL                 1,220                   1,904            --          186
Huron, SD                        388         58          598            --           28
Hutchinson, MN                 1,949        179        3,304            --           --
Independence, MO               2,892        394        3,550            --          446
International Falls, MN        1,690        179        3,071            --           --
Kalamazoo, MI                  2,777        250        4,850            --          320
Lake Mary, FL                  4,824      1,310        7,422            --           --
Law nside, NJ                  5,178        633        3,874            --           --
Lockport, IL                   2,331        286        2,572            --          490
Marquette, MI                  7,409         --        5,700            --        8,712
Maryville, MO                    280         --        1,248            --          117
Menominee, MI                  2,002         --        2,722            --          100
New Hope, MN                   3,392        357        3,774            --          409
Newberry, SC                   1,893        201        2,192            --           --
North Augusta, SC              2,329        100        2,900            --           --
North Sarasota, FL             4,705        459        5,686            --          256
O'Fallon, MO                   3,292        343        3,626            --          100
Oak Lawn, IL                   6,715         --        9,029            --          274
Ocala, FL                      2,666        417        3,301            --           --
Painesville, OH                3,339        180        1,990            --           --
Philadelphia, PA               3,726        529        5,859            --          266
San Mateo, CA                  2,604         --        6,672            --           --
Sault St. Marie, MI            2,000        375        2,816            --           --
Seven Hills, OH                2,015        371        3,771            --           --
Sparks, NV                    10,511      1,648       20,409           (30)          --
Steger, IL                     2,257        332        2,489            --          225
Taylorville, IL                2,438        492        3,696            --          118
Urbana, IL                     3,562        633        4,753            --          101
Wahpeton, ND                     372         56          577            --           --
Washington, IA                   279         41          431            --           --
Waverly, OH                    2,755        471        2,920            --          169
Wheelersburg, OH               1,334        194        2,081            --          240
Yazoo City, MS                 2,596        158        1,820            --          474
                            --------     ------      -------          ----       ------
Total                       $144,456     16,032      199,898          (692)      15,454
                            ========     ======      =======          ====       ======

Cross-collateralized
  wraparound mortgages
  on properties
  previously disposed       $  5,421
                            --------
                            $149,877
                            ========

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 2001, 2000 and 1999
                                 (inthousands)

                                        BUILDINGS AND                ACCUMULATED      DATE OF
PROPERTY LOCATION            LAND       IMPROVEMENTS     TOTAL       DEPRECIATION   ACQUISITION        LIFE             METHOD
------------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                 $   750        15,500        16,250         8,903          09/83          Varies         Varies
Borger, TX                      106           893           999           695          10/83          30 years       Straight Line
Bowling Green, OH               496         5,318         5,814         3,683          02/81          Varies         Varies
Cahokia, IL                      22            10            32             4          10/82          Varies         Varies
Chesapeake, VA                  416         4,798         5,214         3,092          09/82          30 years       Straight Line
Clackamas, OR                   124         3,091         3,215         1,889          09/83          30 years       Straight Line
Cottage Grove, MN               656        10,180        10,836         4,393          11/81          Varies         Varies
Crescent City, CA               129         2,220         2,349         1,369          07/83          30 years       Straight Line
Dunmore, PA                                 1,350         1,350         1,196          06/75          30 years       Straight Line
East Haven, CT                  447         7,435         7,882         3,733          08/80          Varies         Varies
Escanaba, MI                    159         1,616         1,775         1,037          10/82          30 years       Straight Line
Fairborn, OH                    377         5,122         5,499         3,232          07/82          Varies         Varies
Fairfield, IA                    45           461           506           274          03/84          30 years       Straight Line
Federal Way, WA                  86         1,894         1,980         1,310          04/81          30 years       Straight Line
Ft. Wayne, IN                   575         6,616         7,191         3,970          01/84          30 years       Straight Line
Huntington, WV                  336         4,210         4,546         2,228          10/84          Varies         Varies
Huntsville, AL                              2,090         2,090         1,157          03/84          Varies         Varies
Huron, SD                        58           626           684           359          03/84          30 years       Straight Line
Hutchinson, MN                  179         3,304         3,483         2,047          06/83          30 years       Straight Line
Independence, MO                394         3,996         4,390         2,575          05/81          Varies         Varies
International Falls, MN         179         3,071         3,250         1,894          07/83          30 years       Straight Line
Kalamazoo, MI                   250         5,170         5,420         3,550          09/80          Varies         Varies
Lake Mary, FL                 1,310         7,422         8,732         1,343          12/94          Varies         Varies
Lawnside, NJ                    633         3,874         4,507           129          02/01          30 years       Straight Line
Lockport, IL                    286         3,062         3,348         1,813          07/82          Varies         Varies
Marquette, MI                              14,412        14,412         6,708          05/83          Varies         Varies
Maryville, MO                               1,365         1,365           774          11/83          Varies         Varies
Menominee, MI                               2,822         2,822         1,843          10/81          Varies         Varies
New Hope, MN                    357         4,183         4,540         2,673          03/81          Varies         Varies
Newberry, SC                    201         2,192         2,393         1,260          10/84          30 years       Straight Line
North Augusta, SC               100         2,900         3,000         2,110          03/80          30 years       Straight Line
North Sarasota, FL              459         5,942         6,401         4,073          11/80          Varies         Varies
O'Fallon, MO                    343         3,726         4,069         2,537          03/81          Varies         Varies
Oak Lawn, IL                                9,303         9,303         6,200          10/81          Varies         Varies
Ocala, FL                       417         3,301         3,718         2,082          02/83          30 years       Straight Line
Painesville, OH                 180         1,990         2,170           132          03/00          30 years       Straight Line
Philadelphia, PA                529         6,125         6,654         4,279          08/80          Varies         Varies
San Mateo, CA                               6,672         6,672         4,485          11/81          30 years       Straight Line
Sault St. Marie, MI             375         2,816         3,191         1,799          11/82          30 years       Straight Line
Seven Hills, OH                 371         3,771         4,142         2,420          10/82          30 years       Straight Line
Sparks, NV                    1,618        20,409        22,027        12,359          11/83          30 years       Straight Line
Steger, IL                      332         2,714         3,046         1,684          11/81          Varies         Varies
Taylorville, IL                 492         3,814         4,306         2,420          11/82          Varies         Varies
Urbana, IL                      633         4,854         5,487         3,049          11/82          Varies         Varies
Wahpeton, ND                     56           577           633           343          03/84          30 years       Straight Line
Washington, IA                   41           431           472           256          03/84          30 years       Straight Line
Waverly, OH                     471         3,089         3,560         1,903          10/82          Varies         Varies
Wheelersburg, OH                194         2,321         2,515         1,353          10/83          Varies         Varies
Yazoo City, MS                  158         2,294         2,452         1,138          09/84          Varies         Varies
                            -------       -------       -------       -------
Total                       $15,340       215,352       230,692       123,755
                            =======       =======       =======       =======

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 2001, 2000 and 1999
                                 (in thousands)

Properties consist primarily of shopping centers and free standing, single tenant stores.

Depreciation of NPAMLP's investment in building and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

     Base building...............  30 years              Building components...............  15-39 years


The aggregate cost for federal income tax purposes was approximately $16,978 at December 31, 2001.

The changes in total real estate assets and accumulated depreciation for the years ended December 31, are as follows:

                                                TOTAL REAL ESTATE ASSETS
                                      -----------------------------------------
                                        2001             2000            1999
                                      -----------------------------------------
Beginning Balance                     $ 225,744         230,969         240,321
Improvements                                691           1,420           2,251
Acquisitions                              4,507           2,170              --
Disposals / write-downs                    (250)         (8,815)        (11,603)
                                      ---------         -------         -------
                                      $ 230,692         225,744         230,969
                                      =========         =======         =======

                                               ACCUMULATED DEPRECIATION
                                      -----------------------------------------
                                         2001            2000            1999
                                      -----------------------------------------
Beginning Balance                     $ 116,736         114,302         113,228
Depreciation - Original                   6,282           6,397           6,526
Depreciation - Improvements                 737             703             622
Disposals                                    --          (4,666)         (6,074)
                                      ---------         -------         -------
                                      $ 123,755         116,736         114,302
                                      =========         =======         =======