Form 10-Q
period 2002-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2002-05-15
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________.


                                     0-24816
                            (Commission File Number)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                23-2610414
    ----------------------------                  ------------------
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

                                    Yes X   No
                                       ---    ---

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest                   97,752 units
-------------------------------------           -----------------------------
            (Class)                             (Outstanding at May 14, 2002)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX


                                                                                       Page No.
                                                                                       --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Combined Balance Sheets March 31, 2002 and December 31, 2001                              3

   Combined Statements of Operations and Changes in Partners' Deficit
    Three Months ended March 31, 2002 and 2001                                               4

   Combined Statements of Cash Flows Three Months ended
    March 31, 2002 and 2001                                                                  5

   Notes to Combined Financial Statements                                                    6

  Item 2.  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                                          9


PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K                                                              11


SIGNATURES                                                                                  12

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                 MARCH 31,                    DECEMBER 31,
                                                                                  2002                           2001
                                                                            ----------------                 ----------------
                                                                               (UNAUDITED)
                                     ASSETS
Rental property, at cost:
        Land                                                                $         12,989                 $         15,340
        Buildings                                                                    186,446                          215,352
                                                                            ----------------                 ----------------
                                                                                     199,435                          230,692
        Less: accumulated depreciation                                               107,474                          123,755
                                                                            ----------------                 ----------------
                Rental property, net                                                  91,961                          106,937

Cash and cash equivalents                                                                436                            3,559
Restricted cash                                                                        2,154                            2,406
Investment securities available for sale, at market                                    3,277                               98
Tenant accounts receivable, net of allowance of $30 for
    2002 and 2001, respectively                                                        1,329                              393
Due from Pension Groups                                                                   44                               44
Unbilled rent receivable                                                                 206                              212
Tenant leasing costs                                                                      25                               26
Accounts receivable and other assets                                                   1,377                              972
                                                                            ----------------                 ----------------
Total assets                                                                $        100,809                 $        114,647
                                                                            ================                 ================

                        LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable                                                $        263,040                 $        291,469
Less: unamortized discount based on imputed interest rate of 12%                     129,523                          141,592
                                                                            ----------------                 ----------------
                Wraparound mortgages payable less unamortized discount               133,517                          149,877

Other borrowings                                                                         770                              770
Deferred revenue                                                                         779                              705
Accounts payable and other liabilities                                                 2,482                            2,047
Finance lease obligation                                                               2,150                            2,650
Deposit on sale of property                                                              901                            2,051
                                                                            ----------------                 ----------------
                Total liabilities                                                    140,599                          158,100

Unrealized gain (loss) on investment securities                                           51                               (2)
Partners' deficit                                                                    (39,841)                         (43,451)
                                                                            ----------------                 ----------------
                Total partners' deficit                                              (39,790)                         (43,453)
                                                                            ----------------                 ----------------
Total liabilities and partners' deficit                                     $        100,809                 $        114,647
                                                                            ================                 ================


See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)


                                                                                THREE MONTHS
                                                                                   ENDED
                                                                                  MARCH 31,
                                                                        ------------------------------
                                                                            2002              2001
                                                                        -----------       ------------
Income:
        Rental income                                                   $     4,022       $      4,008
        Other charges to tenants                                              1,148              1,184
        Interest and dividend income                                             50                 69
                                                                        -----------       ------------
                Total income                                                  5,220              5,261
                                                                        -----------       ------------

Operating expenses:
        Interest expense                                                      3,400              3,501
        Real estate taxes                                                     1,042              1,032
        Management fees                                                         230                225
        Common area maintenance expenses                                        456                628
        Ground rent                                                             145                166
        Repairs and maintenance                                                  83                109
        General and administrative                                               97                146
        Depreciation                                                          1,528              1,516
        Amortization                                                             44                 39
        Realized loss on investment securities                                    3                 --
                                                                        -----------       ------------
                Total operating expenses                                      7,028              7,362
                                                                        -----------       ------------
                Loss from continuing operations                              (1,808)            (2,101)

Discontinued operations:
        Loss from operations of discontinued components (including
        loss on disposition of properties of $1,885 in 2002)                 (2,134)              (217)
                                                                        -----------       ------------
                Loss before extraordinary gain                               (3,942)            (2,318)

Extraordinary gain:
        Forgiveness of wraparound mortgages payable
        on disposition of properties                                          7,552                 --
                                                                        -----------       ------------
                Net income (loss)                                             3,610             (2,318)

Partners' deficit:
        Beginning of period                                                 (43,453)           (35,025)
        Net change in unrealized gain on investment securities                   53                 --
                                                                        -----------       ------------
        End of period                                                   $   (39,790)      $    (37,343)
                                                                        ===========       ============
Net income (loss) per unit                                              $     36.93       $     (23.71)
                                                                        ===========       ============


See accompanying notes to combined financial statements.

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                    THREE MONTHS
                                                                                        ENDED
                                                                                      MARCH 31,
                                                                         ----------------------------------
                                                                             2002                 2001
                                                                         -------------        -------------
Cash flows from operating activities:
  Net income (loss)                                                      $       3,610        $      (2,318)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
        Depreciation                                                             1,637                1,760
        Amortization of discount                                                 1,719                1,875
        Net gain on disposition of properties including
          forgiveness of wraparound mortgages payable                           (5,667)                  --
        Increase in tenant accounts receivable                                    (936)                (490)
        Decrease in unbilled rent receivable                                         6                  106
        Decrease in tenant leasing costs                                             1                    2
        (Increase) decrease in accounts receivable and other assets               (405)               1,561
        Increase in accounts payable and other liabilities                         435                   24
        Increase in deferred revenue                                                74                  520
        Realized loss on investment securities                                       3                   --
                                                                         -------------        -------------
                Net cash provided by operating activities                          477                3,040
                                                                         -------------        -------------
Cash flows from financing activities:
  Payments on wraparound mortgages                                              (1,784)              (1,706)
                                                                         -------------        -------------
                Net cash used in financing activities                           (1,784)              (1,706)
                                                                         -------------        -------------
Cash flows from investing activities:
  Disposition (acquisition) of properties                                        1,513                  (25)
  Improvements to rental property                                                 (452)                 (67)
  Purchase of investment securities                                             (3,430)                  --
  Sale of investment securities                                                    301                   --
                                                                         -------------        -------------
                Net cash used in investing activities                           (2,068)                 (92)
                                                                         -------------        -------------
                (Decrease) increase in cash and cash equivalents                (3,375)               1,242

Cash and cash equivalents:
  Beginning of period                                                            5,965                4,708
                                                                         -------------        -------------
  End of period                                                          $       2,590        $       5,950
                                                                         =============        =============

Supplemental disclosure of noncash activities:
        Reduction in finance lease obligations                           $         500                   --
        Reduction in deposit on sale of property                         $       1,150                   --
        Reduction in wraparound mortgages from forgiveness
          or assumption of debt, net of related discount                 $      16,295                   --
        Net book value of properties conveyed                            $      12,367                   --
        Wraparound mortgage assumed in
          connection with acquisition of property                                   --        $       4,507
                                                                         =============        =============


See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)

                                 March 31, 2002


Note 1: Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 2001.

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

Note 3: Related Party Transactions

During the first quarter of 2001, NPAMLP completed a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code by purchasing a property located in Lawnside, New Jersey for $4,507,000 which included the assumption of related debt in the amount of $4,507,000 from a limited partnership controlled by Edward B. Lipkin, a related party. During the first quarter of 2002, NPAMLP sold a property located in Newberry, South Carolina for $1,080,000 which included the assumption of related debt in the amount of $650,000 to a limited partnership in which Edward B. Lipkin, a related party, owned a 1% interest of the general partner. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts was $784,000.

Note 4: Major Tenants

NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart") which in 2001 accounted for approximately 55% of the rental income received by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of March 31 2002, NPAMLP had 22 remaining leases with Kmart aggregating approximately 2,010,000 square feet. As of March 31, 2002, the total due from Kmart was $829,000 (see Management's Discussion and Analysis - Liquidity and Capital Resources).

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)

                                 March 31, 2002


Note 4: Major Tenants (continued)

Four of the stores occupied by Kmart had been vacated as of December 31, 2001; however, Kmart had continued to make rental payments under the terms of its lease at each of these properties until three of the four leases were rejected by Kmart in bankruptcy during the first quarter of 2002. Subsequent to its bankruptcy petition, Kmart rejected the leases and ceased payment of rent on the Fort Wayne, Indiana; Lake Mary, Florida and Newberry, South Carolina leases effective February 1, 2002. During the year ended December 31, 1990, NPAMLP sold options for the purchase of the Fort Wayne, Indiana and Sparks, Nevada properties (the Sparks property was also leased to Kmart at December 31, 2001). Aggregate proceeds received from the sale of the options were recorded as a Deposit on sale of property. Any gain or loss from these transactions was to be recognized at the date upon which title to the land and buildings is conveyed to the holder of the option. The options provided that title to the land and buildings would be conveyed to the holder of the options without any additional consideration on December 11, 2006 for the Sparks property and November 14, 2003 for the Fort Wayne property, or would be conveyed automatically to the holder of the options in the event of a default of the underlying tenant leases or mortgages. Under the option agreements, the bankruptcy filing by Kmart constituted a default of the tenant leases. In January, the Sparks property was conveyed to the holder of its option. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts was $2,014,000. The Fort Wayne property is expected to be but has not yet been conveyed to the holder of its option. The holder of the Fort Wayne option disputes the interpretation of the terms of its option agreement. In February 2002, NPAMLP filed a declaratory judgement action in the United States District Court in the Northern District of Indiana to resolve this matter. The declaratory judgement action is still pending as of the date of this filing. The carrying value of this property was $2,603,000 and the balance of the related wraparound mortgages payable, net of discounts was $3,739,000 as of March 31, 2002. NPAMLP is currently in negotiations with the sub-tenant of the Lake Mary property and the property's lender, however, there can be no assurance a new lease can be successfully negotiated or that the rental income will be comparable. In the event that NPAMLP is not able to obtain a comparable leasing commitment, this property could be lost to foreclosure. The carrying value of this property was $7,341,000 and the balance of the related wraparound mortgages payable, net of discounts was $4,440,000 as of March 31, 2002. In March 2002, the Newberry property was sold to a limited partnership in which a related party owned a 1% general partner interest (see Note 3). Also, in March 2002, Kmart announced the closing of 283 additional stores including the Kmart stores located at the Bowling Green, Ohio; Hutchinson, Minnesota; and Marquette, Michigan properties. Discussions and negotiations with prospective tenants are in process at these properties. These properties had a carrying value of $11,096,000 and the balance of the related wraparound mortgages payable, net of discounts was $14,664,000 as of March 31, 2002. The ultimate disposition of the leases for these properties will not be determined until the second or third quarter of 2002.


Note 5: Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and (b) measurement of long-lived assets to be disposed of by sale.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)

                                 March 31, 2002


Note 5: Impairment or Disposal of Long-Lived Assets (continued)

SFAS No. 144 supercedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS No. 144 retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners), or is classified as held for sale. SFAS No.144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

NPAMLP adopted SFAS No. 144 on January 1, 2002 and accordingly, the results of operations of the properties disposed of during the first quarter of 2002 have been classified as Discontinued operations in the Combined Statements of Operations and Changes in Partners' Deficit for the three months ended March 31, 2002 and 2001.

Note 6: Ground Leases

During the year ended December 31, 1991, NPAMLP sold the land under the Fairborn, Ohio property and simultaneously leased the land back. Proceeds received from the sale of the land were recorded as a Finance lease obligation. Any gain or loss from this transaction was to be recognized at the date upon which title to the buildings was conveyed to the ground lessee. In February 2002, the ground lease on the Fairborn property was terminated in accordance with the ground lease and the property was conveyed to the ground lessee. The termination of the ground lease resulted from the inability of the property to make future payments on its ground lease and underlying mortgage obligations due to the Kmart bankruptcy petition as well as other tenant vacancies within the property. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts was $1,609,000.

Note 7: Settlement of Contingency

In January 2002, an agreement was reached to settle a dispute involving the interpretation of a lease. Under this agreement, the Wahpeton, North Dakota and Washington, Iowa properties were conveyed to the lessee and the Fairfield, Iowa and Huron, South Dakota properties were retained by NPAMLP. The Huron property was subsequently sold in February, 2002. The net gains on these transactions including the forgiveness of wraparound mortgages, net of discounts were as follows: Wahpeton - $303,000, Washington - $282,000, Fairfield - $52,000 (resulting from forgiveness of debt only), and Huron - $623,000.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


Results of Operations

NPAMLP owned 43 and 49 properties at March 31, 2002 and 2001, respectively. In November 2000 and February 2001, the Fond Du Lac, Wisconsin property was sold and the Lawnside, New Jersey property was purchased, respectively. This transaction was structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code.

NPAMLP's primary anchor tenant is Kmart which in 2001 accounted for approximately 55% of the rental income received by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of March 31 2002, NPAMLP had 22 remaining leases with Kmart aggregating approximately 2,010,000 square feet (see Note 4).

As a result of Kmart's bankruptcy petition and subsequent rejection of certain leases, the Newberry and Sparks properties were disposed, the Fort Wayne property is expected to be disposed and the Lake Mary property could be disposed (see Notes 3 and 4). Also, three additional Kmart stores will be closing (see
Note 4). The ultimate disposition of these properties or leases for these properties will not be determined until the second or third quarter of 2002.

In January 2002, an agreement was reached to settle a dispute involving the interpretation of a lease. Under this agreement, the Wahpeton and Washington properties were conveyed to the lessee and the Fairfield and Huron properties were retained by NPAMLP (see Note 7). The Huron property was subsequently sold in February, 2002 (see Note 7).

In February 2002, the ground lease on the Fairborn property was terminated in accordance with the ground lease and the property was conveyed to the ground lessee (see Note 6).

On January 1, 2002, NPAMLP adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see Note 5).

Loss from continuing operations decreased for the three month period ended March 31, 2002 versus March 31, 2001 by $293,000. The decrease was primarily due to decreased interest expense due to amortization of the wraparound mortgages payable and common area maintenance expenses primarily due to decreased snow removal expenses.

Loss from operations of discontinued components and Forgiveness of wraparound mortgages payable on disposition of properties increased by $1,917,000 and $7,552,000 as a result of the above property dispositions.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operating activities for the three month period ended March 31, 2002 was $477,000. Net cash used in financing and investing activities was $1,784,000 and $2,068,000, respectively. As a result of the above, there was a $3,375,000 decrease in cash for the three months ended March 31, 2002. This was primarily the result of purchasing investment securities.

During 2001 and 2002, NPAMLP had two outstanding lines of credit with E & H Properties, Inc. (E & H), a related party, under which E & H would advance up to $1,250,000 to NPAMLP for the purposes of making capital and tenant improvements to the properties (the NPAMLP Lines). The NPAMLP Lines include a $1,000,000 and a $250,000 line of credit. Pursuant to the NPAMLP Lines, the obligation of E & H to make advances to NPAMLP is at all times in the sole and absolute discretion of E & H. As of March 31, 2002, there were $770,000 of advances under the NPAMLP Lines.

As of March 31, 2002, the third party underlying mortgages were current for all the properties except the properties located in Lake Mary and Fort Wayne. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code which caused a default on the leases at each of these properties. NPAMLP is currently in negotiations with the sub-tenant of the Lake Mary property and the property's lender (see Note 4). If these negotiations are not successful, the property could be lost to foreclosure. This would result in a net loss on disposition of properties including forgiveness of wraparound mortgages, net of related discounts of approximately $2,901,000. As stated in
Note 4, NPAMLP anticipates it will convey the Fort Wayne property to the holder of its option which will result in a net gain on disposition of properties including forgiveness of wraparound mortgages, net of related discounts of approximately $1,136,000.

As of March 31, 2002, NPAMLP was obligated for approximately $368,000 in real estate taxes due on various properties occupied by Kmart for which Kmart was obligated to pay the taxes directly to the respective taxing authority. These taxes are being treated by Kmart as pre-petition obligations and accordingly will not be paid until the leases have been affirmed or assigned in bankruptcy. As of March 31, 2002, NPAMLP had accounts receivable from Kmart of approximately $829,000 which included approximately $566,000 due for taxes, $128,000 due for percentage rent and $60,000 due for other pre-petition charges which will not be collected by NPAMLP until Kmart affirms or assigns the respective leases in bankruptcy.

As of March 31, 2002, NPAMLP was obligated for approximately $295,000 of capital commitments which are primarily for roof replacement.

                                     PART II



Item 6(B). Reports on Form 8-K

     The registrant was not required to file any current reports on Form 8-K during the three months ended March 31, 2002.

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


                             National Property Analysts Master Limited
                             Partnership
                             ---------------------------------------------------
                             (Registrant)

                             Date:  May 14, 2002
                                    --------------------------------------------

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