Form 10-Q
period 2002-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2002-08-14
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

     Units of Limited Partnership Interest                97,752 units
                 (Class)                        Outstanding at August 13, 2002)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX

                                                                                       Page No.
                                                                                       -------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

      Balance Sheet June 30, 2002 and December 31, 2001                                      3

      Statement of Operations and Changes in Partners' Deficit
          Three and Six Months ended June 30, 2002 and 2001                                  4

      Statement of Cash Flows
          Six Months ended June 30, 2002 and 2001                                            5

      Notes to Financial Statements                                                          6

  Item 2.  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                                          9


PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K                                                              11


SIGNATURES                                                                                  12

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                            BALANCE SHEET (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               JUNE 30,       DECEMBER 31,
                             ASSETS                                              2002            2001
                                                                              ---------------------------
Rental property, at cost:
    Land                                                                      $  12,602         $  15,340
    Buildings                                                                   183,702           215,352
                                                                              ---------------------------
                                                                                196,304           230,692
    Less: accumulated depreciation                                              106,938           123,755
                                                                              ---------------------------
            Rental property, net                                                 89,366           106,937

Cash and cash equivalents                                                         3,907             5,965
Investment securities available for sale, at market                               2,996                98
Tenant accounts receivable, net of allowance of $140
    and $30 for 2002 and 2001, respectively                                       1,023               393
Unbilled rent receivable                                                            186               212
Tenant leasing costs                                                                 23                26
Accounts receivable and other assets (1)                                          1,016               972
Due from Pension Groups (1)                                                          44                44
                                                                              ---------------------------

Total assets                                                                  $  98,561         $ 114,647
                                                                              ===========================

                 LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable (1)                                              $ 260,366         $ 291,469
Less: unamortized discount based on imputed interest rate of 12% (1)            127,442           141,592
                                                                              ---------------------------

            Wraparound mortgages payable less unamortized discount (1)          132,924           149,877

Other borrowings (1)                                                              1,002               770
Deferred revenue                                                                    908               705
Accounts payable and other liabilities (1)                                        2,736             2,047
Finance lease obligation                                                          2,150             2,650
Deposit on sale of property                                                         901             2,051
                                                                              ---------------------------
            Total liabilities                                                   140,621           158,100

Unrealized loss on investment securities                                            (74)               (2)
Partners' deficit                                                               (41,986)          (43,451)
                                                                              ---------------------------

            Total partners' deficit                                             (42,060)          (43,453)
                                                                              ---------------------------

Total liabilities and partners' deficit                                       $  98,561         $ 114,647
                                                                              ===========================

(1) See Note 3:  Related Party Transactions.
See accompanying notes to financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

      STATEMENT OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                             THREE MONTHS                      SIX MONTHS
                                                                ENDED                             ENDED
                                                               JUNE 30,                           JUNE 30,
                                                       -----------------------------------------------------------
                                                         2002             2001             2002           2001
                                                       -----------------------------------------------------------
Income:
    Rental income                                      $  3,704         $  3,957         $  7,611         $  7,749
    Other charges to tenants                              1,152            1,106            2,300            2,217
    Interest and dividend income                             64               66              114              135
                                                       -----------------------------------------------------------
            Total income                                  4,920            5,129           10,025           10,101
                                                       -----------------------------------------------------------

Operating expenses:
    Interest expense (1)                                  3,040            3,320            6,326            6,628
    Real estate taxes                                     1,085              966            2,127            1,925
    Management fees (1)                                     221              214              443              429
    Common area maintenance expenses                        485              409              941            1,036
    Ground rent                                             129              107              274              273
    Repairs and maintenance                                  45              121              128              230
    General and administrative                              210              156              303              302
    Depreciation                                          1,341            1,425            2,782            2,848
    Amortization                                             44               41               88               81
    Realized loss on investment securities                    2               --                5               --
                                                       -----------------------------------------------------------
            Total operating expenses                      6,602            6,759           13,417           13,752
                                                       -----------------------------------------------------------

            Loss from continuing operations              (1,682)          (1,630)          (3,392)          (3,651)

Discontinued operations:
    Loss from operations of discontinued
      components (including loss on disposition
      of properties of $516 and $2,401 during
      the three and six months ended
      June 30, 2002, respectively) (1)                     (967)            (297)          (3,199)            (594)
                                                       -----------------------------------------------------------

            Loss before extraordinary gain               (2,649)          (1,927)          (6,591)          (4,245)

Extraordinary gain:
    Forgiveness of wraparound mortgages payable
        on disposition of properties (1)                    504               --            8,056               --
                                                       -----------------------------------------------------------

            Net (loss) income                            (2,145)          (1,927)           1,465           (4,245)

Partners' deficit:
    Beginning of period                                 (39,790)         (37,343)         (43,453)         (35,025)
    Net change in unrealized gain on investment
      securities                                           (125)              --              (72)              --
                                                       -----------------------------------------------------------

    End of period                                      ($42,060)        ($39,270)        ($42,060)        ($39,270)
                                                       ===========================================================

Net (loss) income per unit                             ($ 21.94)        ($ 19.71)        $  14.99         ($ 43.43)
                                                       ===========================================================

(1) See Note 3:  Related Party Transactions.
See accompanying notes to financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                       STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          SIX MONTHS
                                                                                            ENDED
                                                                                           JUNE 30,
                                                                                   --------------------------
                                                                                     2002             2001
                                                                                   --------------------------
Cash flows from operating activities:
    Net income (loss)                                                              $  1,465         ($ 4,245)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation                                                              3,380            3,521
            Amortization of discount (1)                                              3,339            3,751
            Net gain on disposition of properties including
                forgiveness of wraparound mortgages payable (1)                      (5,655)              --
            Realized loss on investment securities                                        5               --
            Increase in tenant accounts receivable                                     (630)            (185)
            Decrease in unbilled rent receivable                                         26              131
            Decrease in tenant leasing costs                                              3                5
            (Increase) decrease in accounts receivable and other assets (1)             (44)           1,567
            Increase in accounts payable and other liabilities (1)                      689               29
            Increase in deferred revenue                                                203              478
                                                                                   --------------------------

                Net cash provided by operating activities                             2,781            5,052
                                                                                   --------------------------

Cash flows from financing activities:
      Payments on wraparound mortgages (1)                                           (3,051)          (3,412)
      Proceeds from other borrowings (1)                                                232               --
                                                                                   --------------------------

                Net cash used in financing activities                                (2,819)          (3,412)
                                                                                   --------------------------

Cash flows from investing activities:
      Disposition (acquisition) of properties (1)                                     1,794              (25)
      Improvements to rental property                                                  (839)            (463)
      Purchase of investment securities                                              (3,738)              --
      Sale of investment securities                                                     763               --
                                                                                   --------------------------

                Net cash used in investing activities                                (2,020)            (488)
                                                                                   --------------------------

                (Decrease) increase in cash and cash equivalents                     (2,058)           1,152

Cash and cash equivalents:
  Beginning of period                                                                 5,965            4,708
                                                                                   --------------------------

  End of period                                                                    $  3,907         $  5,860
                                                                                   =========================

Supplemental disclosure of noncash activities:
        Reduction in finance lease obligations                                     $    500               --
        Reduction in deposit on sale of property                                   $  1,150               --
        Reduction in wraparound mortgages from forgiveness
            or assumption of debt, net of related discount (1)                     $ 17,241               --
        Net book value of properties conveyed (1)                                  $ 13,606               --
        Wraparound mortgage assumed in
            connection with acquisition of property (1)                                  --         $  4,507
                                                                                   =========================

(1) See Note 3:  Related Party Transactions.
See accompanying notes to financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                    Notes to Financial Statements (Unaudited)

                                  June 30, 2002


Note 1: Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 2001.


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

The financial statements include the accounts of partnerships that contributed their interests to NPAMLP and certain partnerships whose partnership interests were not contributed as of the effective date of NPAMLP's formation on January 1, 1990, but were allocated their interests in NPAMLP as if they were contributed on January 1, 1990.


Note 3: Related Party Transactions

Leasing commissions and Management fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. The leasing commissions are deferred over the life of their respective leases and $182,000 paid to EBL&S is included in Accounts receivable and other assets on the Balance Sheet at June 30, 2002. Management fees are paid exclusively to EBL&S and are included in the Statement of Operations. Also, included in Accounts receivable and other assets is a $436,000 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest. The Wraparound mortgages payable are held by National Property Analysts Employee Partnership (NPAEP), Penn Valley Pension Group (PVPG) and Main Line Pension Group. NPAEP and PVPG, which collectively own approximately 97 percent of the outstanding balance of the Wraparound mortgages payable , are controlled by Lipkin. Due from Pension Groups, unamortized discount and interest expense are all financial statement accounts which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities are $941,000 due EBL&S, $197,000 due E&H and $55,000 due limited partnerships where Lipkin has a controlling interest. During the first quarter of 2001, NPAMLP completed a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code by purchasing a property located in Lawnside, New Jersey for $4,507,000 which included the assumption of related debt in the amount of $4,507,000 from a limited partnership controlled by Lipkin. During the first quarter of 2002, NPAMLP sold a property located in Newberry, South Carolina for $1,080,000 which included the assumption of related debt in the amount of $650,000 to a limited partnership in which Lipkin, owned a 1% interest of the general partner. The net gain on this transaction including the forgiveness of Wraparound mortgages payable, net of discounts was $784,000.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                    Notes to Financial Statements (Unaudited)

                                  June 30, 2002


Note 4: Major Tenants

NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart") which in 2001 accounted for approximately 55% of the rental income received by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2002, NPAMLP had 19 remaining leases with Kmart aggregating approximately 1,780,000 square feet. As of June 30, 2002, the total due from Kmart was $795,000 (see Management's Discussion and Analysis - Liquidity and Capital Resources). Four of the stores occupied by Kmart had been vacated as of December 31, 2001; however, Kmart had continued to make rental payments under the terms of its lease at each of these properties until three of the four leases were rejected by Kmart in bankruptcy during the first quarter of 2002. Subsequent to its bankruptcy petition, Kmart rejected the leases and ceased payment of rent on the Fort Wayne, Indiana; Lake Mary, Florida and Newberry, South Carolina leases effective February 1, 2002. During the year ended December 31, 1990, NPAMLP sold options for the purchase of the Fort Wayne, Indiana and Sparks, Nevada properties (the Sparks property was also leased to Kmart at December 31, 2001). Aggregate proceeds received from the sale of the options were recorded as a Deposit on sale of property. Any gain or loss from these transactions was to be recognized at the date upon which title to the land and buildings is conveyed to the holder of the option. The options provided that title to the land and buildings would be conveyed to the holder of the options without any additional consideration on December 11, 2006 for the Sparks property and November 14, 2003 for the Fort Wayne property, or would be conveyed automatically to the holder of the options in the event of a default of the underlying tenant leases or mortgages. Under the option agreements, the bankruptcy filing by Kmart constituted a default of the tenant leases. Consequently, in January 2002, the Sparks property was conveyed to the holder of its option. The net gain on this transaction including the forgiveness of Wraparound mortgages payable, net of discounts was $2,014,000. The Fort Wayne property is expected to be conveyed to the holder of its option in 2002. The holder of the Fort Wayne option disputes the interpretation of the terms of its option agreement. In June 2002, NPAMLP filed a declaratory judgement action in the Allen County Superior Court in the State of Indiana to resolve this matter. The declaratory judgement action is still pending as of the date of this filing. The carrying value of this property was $2,603,000 and the balance of the related Wraparound mortgages payable, net of discounts was $3,739,000 as of June 30, 2002. NPAMLP is currently in negotiations with the sub-tenant of the Lake Mary property and the property's lender, however, there can be no assurance a new lease can be successfully negotiated or that the rental income will be comparable. In the event that NPAMLP is not able to obtain a comparable leasing commitment or mortgage modification, this property could be lost to foreclosure. The carrying value of this property was $7,294,000 and the balance of the related Wraparound mortgages payable, net of discounts was $4,649,000 as of June 30, 2002. In March 2002, the Newberry property was sold to a limited partnership in which a related party owned a 1% general partner interest (see Note 3). In the second quarter of 2002, leases at the Bowling Green, Ohio and Hutchinson, Minnesota properties were rejected by Kmart in bankruptcy. There can be no assurance that new leases can be successfully negotiated or that the rental income will be comparable. Accordingly, no adjustment to the carrying value has been made by NPAMLP. These properties had a carrying value of $3,444,000 and the balance of the related Wraparound mortgages payable, net of discounts was $7,494,000 as of June 30, 2002.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                    Notes to Financial Statements (Unaudited)

                                  June 30, 2002


Note 5: Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supercedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS No. 144 retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners), or is classified as held for sale. SFAS No.144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

NPAMLP adopted SFAS No. 144 on January 1, 2002 and accordingly, the results of operations of the properties disposed of or held for sale during the first and second quarters of 2002 have been classified as Discontinued operations in the Statement of Operations and Changes in Partners' Deficit for the three and six months ended June 30, 2002 and 2001. The losses previously reported in continuing operations and now presented in discontinued components were $451,000 and $798,000, respectively for the three and six months ended June 30, 2002; and $297,000 and $594,000, respectively for the three and six months ended June 30, 2001.


Note 6: Ground Leases

During the year ended December 31, 1991, NPAMLP sold the land under the Fairborn, Ohio property and simultaneously leased the land back. Proceeds received from the sale of the land were recorded as a Finance lease obligation. Any gain or loss from this transaction was to be recognized at the date upon which title to the buildings was conveyed to the ground lessee. In February 2002, the ground lease on the Fairborn property was terminated and the property was conveyed to the ground lessee. The termination of the ground lease resulted from the inability of the property to make future payments on its ground lease and underlying mortgage obligations due to the Kmart bankruptcy petition as well as other tenant vacancies within the property. The net gain on this transaction including the forgiveness of Wraparound mortgages payable, net of discounts was $1,609,000.


Note 7: Settlement of Contingency

In January 2002, an agreement was reached to settle a dispute involving the interpretation of a lease. Under this agreement, the Wahpeton, North Dakota and Washington, Iowa properties were conveyed to the lessee and the Fairfield, Iowa and Huron, South Dakota properties were retained by NPAMLP. The Huron property was subsequently sold in February, 2002. The net gains on these transactions including the forgiveness of Wraparound mortgages payable, net of discounts were as follows: Wahpeton - $303,000, Washington - $282,000, Fairfield - $52,000 (resulting from forgiveness of debt only), and Huron - $623,000.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                     Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

Results of Operations

NPAMLP owned 42 and 49 properties at June 30, 2002 and 2001, respectively. In November 2000 and February 2001, the Fond Du Lac, Wisconsin property was sold and the Lawnside, New Jersey property was purchased, respectively. This transaction was structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code.

NPAMLP's primary anchor tenant is Kmart which in 2001 accounted for approximately 55% of the rental income received by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2002, NPAMLP had 19 remaining leases with Kmart aggregating approximately 1,780,000 square feet (see Note 4).

As a result of Kmart's bankruptcy petition and subsequent rejection of certain leases, the Sparks property was disposed. As discussed in Note 4, the Fort Wayne property is expected to be disposed in 2002 and the Lake Mary property could be disposed due to the rejection of the Kmart leases at these properties. Also, two additional Kmart leases were rejected during the second quarter of 2002 and, consequently, the Bowling Green and Hutchinson properties could be lost to foreclosure (see Note 4).

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

In March 2002, the Newberry property was sold to a limited partnership in which a related party owned a 1% general partner interest (see Notes 3 and 4). In May 2002, the Borger, Texas property was sold. The net gain on this transaction including the forgiveness of Wraparound mortgages payable, net of discounts was $483,000. And in June 2002, a portion of the Cottage Grove, Minnesota property was sold. The net loss on this transaction was $495,000.

On January 1, 2002, NPAMLP adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see Note 5).

Loss from continuing operations increased for the three month period and decreased for the six month period ended June 30, 2002 versus June 30, 2001 by $52,000 and $259,000, respectively. The decrease for the six month period was primarily due to decreased interest expense due to amortization of the Wraparound mortgages payable; decreased common area maintenance expenses; and decreased repairs and maintenance expenses, which were partially offset by increased real estate tax expense and decreased rental income.

Loss from operations of discontinued components increased for the three and six month periods ended June 30, 2002 versus June 30, 2001 by $670,000 and $2,605,000, respectively. Forgiveness of wraparound mortgages payable on disposition of properties increased for the three and six month periods ended June 30, 2002 versus June 30, 2001 by $504,000 and $8,056,000, respectively.
These increases were primarily a result of the above property dispositions.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operating activities for the six month period ended June 30, 2002 was $2,781,000. Net cash used in financing and investing activities was $2,819,000 and $2,020,000, respectively. As a result of the above, there was a $2,058,000 decrease in cash for the six months ended June 30, 2002. This was primarily the result of purchasing of investment securities.

During 2001 and 2002, NPAMLP had two outstanding lines of credit with E&H, a related party, under which E&H would advance up to $1,250,000 to NPAMLP for the purposes of making capital and tenant improvements to the properties (the NPAMLP Lines). The NPAMLP Lines include a $1,000,000 and a $250,000 line of credit. Pursuant to the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of June 30, 2002, there were $1,002,000 of advances under the NPAMLP Lines.

As of June 30, 2002, the third party underlying mortgages were current for all the properties except the properties located in Lake Mary and Fort Wayne. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code which caused a default on the leases at each of these properties. NPAMLP is currently in negotiations with the sub-tenant of the Lake Mary property and the property's lender (see Note 4). If these negotiations are not successful, the property could be lost to foreclosure. This would result in a net loss on disposition of properties including forgiveness of Wraparound mortgages payable, net of related discounts of approximately $2,645,000. As stated in Note 4, NPAMLP anticipates it will convey the Fort Wayne property to the holder of its option which will result in a net gain on disposition of properties including forgiveness of Wraparound mortgages payable, net of related discounts of approximately $1,136,000.

As of June 30, 2002, NPAMLP was obligated for approximately $586,000 in real estate taxes and penalties due on various properties occupied by Kmart for which Kmart was obligated to pay the taxes directly to the respective taxing authority. These taxes are being treated by Kmart as pre-petition obligations and accordingly will not be paid until the leases have been affirmed or assigned in bankruptcy. As of June 30, 2002, NPAMLP had accounts receivable from Kmart of approximately $795,000 which included approximately $548,000 due for taxes, $190,000 due for percentage rent and $57,000 due for other pre-petition charges which will not be collected by NPAMLP until Kmart affirms or assigns the respective leases in bankruptcy.

As of June 30, 2002, NPAMLP was obligated for approximately $340,000 of capital commitments which are primarily for roof replacement.

                                     PART II


Item 6(B).  Reports on Form 8-K

                  The registrant filed a report regarding a change in the registrant's certifying accountant from KPMG, LLP to Asher & Company, Ltd on Form 8-K dated May 29, 2002.

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


                                National Property Analysts Master Limited
                                Partnership
                                -----------------------------------------------
                                (Registrant)

                                Date: August 13, 2002
                                      -----------------------------------------

                                By: EBL&S, Inc., its managing general partner
                                    -------------------------------------------


                                By:  /s/ Edward B. Lipkin
                                    -------------------------------------------
                                    Name:  Edward B. Lipkin
                                    Title:    Director

                                By:  Feldman International, Inc., its equity
                                     general partner
                                       ----------------------------------------

                                By:  /s/ Robert McKinney
                                     ------------------------------------------
                                     Name:  Robert McKinney
                                     Title:    Director