Form 10-Q
period 2002-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2002-11-13
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from               to
                                                          -------------
      -----------------.
                                     0-24816

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

                                    Yes [X] No [ ]

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest                       97,752 units
-------------------------------------         ----------------------------------
            (Class)                           (Outstanding at November 13, 2002)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX

                                                                        Page No.
                                                                        -------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

      Balance Sheet September 30, 2002 and December 31, 2001                  3

      Statement of Operations and Changes in Partners' Deficit
          Three and Nine Months ended September 30, 2002 and 2001             4

      Statement of Cash Flows
          Nine Months ended September 30, 2002 and 2001                       5

      Notes to Financial Statements                                           6

  Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition                                9


PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K                                                11

SIGNATURES                                                                    12

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                            BALANCE SHEET (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SEPTEMBER 30,  DECEMBER 31,
                                  ASSETS                                              2002          2001
                                                                                  ---------      ---------
Rental property, at cost:
    Land                                                                           $ 12,558      $ 15,340
    Buildings                                                                       183,530       215,352
                                                                                    -------        -------
                                                                                    196,088       230,692
    Less: accumulated depreciation                                                  108,101       123,755
                                                                                    -------        -------
            Rental property, net                                                     87,987       106,937
Cash and cash equivalents                                                             4,206         5,965
Investment securities available for sale, at market                                   2,730            98
Tenant accounts receivable, net of allowance of $150
    and $30 for 2002 and 2001, respectively                                             937           393
Unbilled rent receivable                                                                206           212
Tenant leasing costs                                                                     22            26
Accounts receivable and other assets (1)                                              1,086           972
Due from Pension Groups (1)                                                              44            44
                                                                                    -------        -------
Total assets                                                                       $ 97,218      $114,647
                                                                                  =========      =========
                        LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable (1)                                                  $ 258,649      $ 291,469
Less: unamortized discount based on imputed interest rate of 12% (1)                125,638        141,592
                                                                                    -------        -------
            Wraparound mortgages payable less unamortized discount (1)              133,011        149,877

Other borrowings (1)                                                                    807            770
Deferred revenue                                                                        743            705
Accounts payable and other liabilities (1)                                            2,745          2,047
Finance lease obligation                                                              2,150          2,650
Deposit on sale of property                                                             901          2,051
                                                                                    -------        -------
            Total liabilities                                                       140,357        158,100

Unrealized loss on investment securities                                               (291)            (2)
Partners' deficit                                                                   (42,848)       (43,451)
                                                                                    -------        -------

            Total partners' deficit                                                 (43,139)       (43,453)
                                                                                    -------        -------
Total liabilities and partners' deficit                                           $  97,218      $ 114,647
                                                                                  =========      =========


(1) See Note 3:  Related Party Transactions.
See accompanying notes to financial statements.

      STATEMENT OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                                                     THREE MONTHS            NINE MONTHS
                                                                                        ENDED                   ENDED
                                                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                                                     -------------           -------------
                                                                                   2002        2001         2002        2001
                                                                                 --------    --------     --------    --------
Income:
    Rental income                                                                $  3,930    $  3,910     $ 11,509    $ 11,647
    Other charges to tenants                                                        1,128       1,088        3,395       3,287
    Interest and dividend income                                                       48          78          162         213
                                                                                   ------      ------       ------      ------
            Total income                                                            5,106       5,076       15,066      15,147
                                                                                   ------      ------       ------      ------
Operating expenses:
    Interest expense (1)                                                            3,023       3,195        9,335       9,809
    Real estate taxes                                                               1,025         960        3,119       2,867
    Management fees (1)                                                               223         214          665         643
    Common area maintenance expenses                                                  414         442        1,353       1,478
    Ground rent                                                                       106         114          380         387
    Repairs and maintenance                                                            48          16          176         246
    General and administrative                                                        197          53          529         334
    Depreciation                                                                    1,452       1,422        4,226       4,262
    Amortization                                                                       37          43          125         124
    Realized loss on investment securities                                             --          --            5          --
                                                                                   ------      ------       ------      ------
            Total operating expenses                                                6,525       6,459       19,913      20,150
                                                                                   ------      ------       ------      ------
            Loss from continuing operations                                        (1,419)     (1,383)      (4,847)     (5,003)

Discontinued operations:
    Gain (loss) from operations of discontinued components (including gain on disposition of properties of $370 and loss on disposition of properties of
      $2,030 during the three and nine months ended
      September 30, 2002, respectively) (1)                                           293        (299)      (2,870)       (924)
                                                                                   ------      ------       ------      ------
            Loss before extraordinary gain                                         (1,126)     (1,682)      (7,717)     (5,927)
Extraordinary gain:
    Forgiveness of wraparound mortgages payable
        on disposition of properties (1)                                              264          --        8,320          --
                                                                                   ------      ------       ------      ------
            Net (loss) income                                                        (862)     (1,682)         603      (5,927)

Partners' deficit:
    Beginning of period                                                           (42,060)    (39,270)     (43,453)    (35,025)
    Net change in unrealized gain on investment
      securities                                                                     (217)         --         (289)         --
                                                                                   ------      ------       ------      ------
    End of period                                                                ($43,139)   ($40,952)    ($43,139)   ($40,952)
                                                                                 ========    ========     ========    ========
Net (loss) income per unit                                                       ($  8.82)   ($ 17.21)    $   6.17    ($ 60.63)
                                                                                 ========    ========     ========    ========

(1) See Note 3:  Related Party Transactions.
See accompanying notes to financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                       STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS
                                                                                           ENDED
                                                                                        SEPTEMBER 30,
                                                                                        -------------
                                                                                   2002            2001
                                                                                 --------        --------
Cash flows from operating activities:
    Net income (loss)                                                            $    603       ($ 5,927)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation                                                            4,826          5,283
            Amortization of discount (1)                                            4,959          5,625
            Net gain on disposition of properties including
                forgiveness of wraparound mortgages payable (1)                    (6,290)            --
            Realized loss on investment securities                                      5             --
            Increase in tenant accounts receivable                                   (544)          (114)
            Decrease in unbilled rent receivable                                        6            187
            Decrease in tenant leasing costs                                            4              6
            (Increase) decrease in accounts receivable and other assets (1)          (114)         1,478
            Increase in accounts payable and other liabilities (1)                    698             50
            Increase in deferred revenue                                               38            478
                                                                                   ------         ------
               Net cash provided by operating activities                            4,191          7,066
                                                                                   ------         ------
Cash flows from investing activities:
      Disposition of properties (1)                                                 2,387             --
      Improvements to rental property                                              (1,128)          (649)
      Purchase of investment securities                                            (3,740)            --
      Sale of investment securities                                                   814             --
                                                                                   ------         ------
                Net cash used in investing activities                              (1,667)          (649)
                                                                                   ------         ------
Cash flows from financing activities:
      Payments on wraparound mortgages (1)                                         (4,320)        (5,118)
      Proceeds from other borrowings (1)                                               37             --
                                                                                   ------         ------
                Net cash used in financing activities                              (4,283)        (5,118)
                                                                                   ------         ------
                (Decrease) increase in cash and cash equivalents                   (1,759)         1,299

Cash and cash equivalents:
  Beginning of period                                                               5,965          4,708
                                                                                   ------         ------
  End of period                                                                  $  4,206        $ 6,007
                                                                                 ========        =======

Supplemental disclosure of noncash activities:
        Reduction in finance lease obligations                                   $    500             --
        Reduction in deposit on sale of property                                 $  1,150             --
        Reduction in wraparound mortgages from forgiveness
            or assumption of debt, net of related discount (1)                   $ 17,505             --
        Net book value of properties conveyed (1)                                $ 13,829             --
        Wraparound mortgage assumed in
            connection with acquisition of property (1)                                --       $  4,507
                                                                                 ========        =======


(1) See Note 3:  Related Party Transactions.
See accompanying notes to financial statements.

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                    Notes to Financial Statements (Unaudited)

                               September 30, 2002

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

The financial statements include the accounts of partnerships that contributed their interests to NPAMLP and certain partnerships whose partnership interests were not contributed as of the effective date of NPAMLP's formation on January 1, 1990, but were allocated their interests in NPAMLP as if their partnership interests had been contributed on January 1, 1990.

Note 3: Related Party Transactions

Leasing commissions and Management fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. The leasing commissions are deferred over the life of their respective leases and $179,000 paid to EBL&S is included in Accounts receivable and other assets on the Balance Sheet at September 30, 2002. Management fees are paid exclusively to EBL&S and are included in the Statement of Operations. Also, included in Accounts receivable and other assets is a $436,000 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest. The Wraparound mortgages payable are held by National Property Analysts Employee Partnership (NPAEP), Penn Valley Pension Group (PVPG) and Main Line Pension Group. NPAEP and PVPG, which collectively own approximately 97 percent of the outstanding balance of the Wraparound mortgages payable, are controlled by Lipkin. Due from Pension Groups, unamortized discount and interest expense are all financial statement accounts which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities are $975,000 due EBL&S, $208,000 due E&H and $55,000 due limited partnerships where Lipkin has a controlling interest. During the first quarter of 2001, NPAMLP completed a transaction structured as a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code by purchasing a property located in Lawnside, New Jersey for $4,507,000 which included the assumption of related debt in the amount of $4,507,000 from a limited partnership controlled by Lipkin. During the first quarter of 2002, NPAMLP sold a property located in Newberry, South Carolina for $1,080,000 which included the assumption of related debt in the amount of $650,000 to a limited partnership in which Lipkin owned a 1% interest of the general partner. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts, was $784,000. During the third quarter of 2002, NPAMLP sold a property located in Fairfield, Iowa for $650,000 to a limited partnership in which Lipkin owned a 1% interest of the general partner. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts, was $690,000.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                    Notes to Financial Statements (Unaudited)

                               September 30, 2002

Note 4: Major Tenants

NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart") which for the nine months ended September 30, 2002 accounted for approximately 51% of the rental income received by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2002, NPAMLP had 19 remaining leases with Kmart aggregating approximately 1,780,000 square feet. As of September 30, 2002, the total due from Kmart was $716,000 (see Management's Discussion and Analysis - Liquidity and Capital Resources). Four of the stores occupied by Kmart had been vacated as of December 31, 2001, however, Kmart had continued to make rental payments under the terms of its lease for each of these properties until three of the four leases were rejected by Kmart in bankruptcy during the first quarter of 2002. Subsequent to its bankruptcy petition, Kmart rejected the leases and ceased payment of rent on the Fort Wayne, Indiana; Lake Mary, Florida and Newberry, South Carolina properties effective February 1, 2002. During the year ended December 31, 1990, NPAMLP sold options for the purchase of the Fort Wayne and Sparks, Nevada properties (the Sparks property was also leased to Kmart at December 31, 2001). Aggregate proceeds received from the sale of the options were recorded as a Deposit on sale of property. Any gain or loss from these transactions will be recognized at the date upon which title to the land and buildings is conveyed to the holder of the option. The options provided that title to the land and buildings will be conveyed to the holder of the options without any additional consideration on December 11, 2006 for the Sparks property and November 14, 2003 for the Fort Wayne property, or will be conveyed automatically to the holder of the options in the event of a default of the underlying tenant leases or mortgages. Under the option agreements, the bankruptcy filing by Kmart constituted a default on the tenant leases. In January, the Sparks property was conveyed to the holder of its option. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts, was $2,014,000. The Fort Wayne property is expected to be conveyed to the holder of its option in 2003. The holder of the Fort Wayne option disputes NPAMLP's interpretation of the terms of its option agreement. In June 2002, NPAMLP filed a declaratory judgment action in the Allen County Superior Court in the State of Indiana to resolve this matter. The declaratory judgement action is still pending as of the date of this filing. The carrying value of this property was $2,603,000 and the balance of the related wraparound mortgages payable, net of discounts, was $3,739,000 as of September 30, 2002. NPAMLP has negotiated a short term lease with the subtenant at the Lake Mary property. If NPAMLP is unable to negotiate a further extension of this lease and negotiate a modification of the mortgage with the property's lender, the Lake Mary property could be lost to foreclosure. The carrying value of this property was $7,246,000 and the balance of the related wraparound mortgages payable, net of discounts, was $4,738,000 as of September 30, 2002. In March 2002, the Newberry property was sold to a limited partnership in which a related party owned a 1% general partner interest (see Note 3).

In the second quarter of 2002, leases at the Bowling Green, Ohio and Hutchinson, Minnesota properties were rejected by Kmart in bankruptcy. There can be no assurance that new leases can be successfully negotiated or that the rental income will be comparable. These properties had a carrying value of $3,372,000 and the balance of the related wraparound mortgages payable, net of discounts, was $7,520,000 as of September 30, 2002. As of September 30, 2002 Kmart was current with respect to its post-petition obligations for its remaining leases. No adjustment to the carrying value has been made by NPAMLP.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                    Notes to Financial Statements (Unaudited)

                               September 30, 2002

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

NPAMLP adopted SFAS No. 144 on January 1, 2002 and accordingly, the results of operations of the properties disposed or held for sale during the first, second and third quarters of 2002 have been classified as Discontinued operations in the Statement of Operations and Changes in Partners' Deficit for the three and nine months ended September 30, 2002 and 2001. The losses previously reported in continuing operations and now presented in discontinued components were $77,000 and $840,000, respectively for the three and nine months ended September 30, 2002; and $299,000 and $924,000, respectively for the three and nine months ended September 30, 2001.

Note 6: Ground Leases

During the year ended December 31, 1991, NPAMLP sold the land under the Fairborn, Ohio property and simultaneously leased the land back. Proceeds received from the sale of the land were recorded as a Finance lease obligation. Any gain or loss from this transaction was to be recognized at the date upon which title to the buildings was conveyed to the ground lessor. In February 2002, the ground lease on the Fairborn property was terminated and the property was conveyed to the ground lessor. The termination of the ground lease resulted from the inability of the property to make future payments on its ground lease and underlying mortgage obligations due to the Kmart bankruptcy petition as well as other tenant vacancies within the property. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts, was $1,609,000.

Note 7: Settlement of Contingency

In January 2002, an agreement was reached to settle a dispute involving the interpretation of a lease. Under this agreement, the Wahpeton, North Dakota and Washington, Iowa properties were conveyed to the lessee and the Fairfield, Iowa and Huron, South Dakota properties were retained by NPAMLP. The Fairfield and Huron properties were subsequently sold in August, 2002 (see Note 3) and February, 2002, respectively. The net gains on these transactions including the forgiveness of wraparound mortgages, net of discounts, were as follows: Wahpeton
- $303,000; Washington - $282,000; Fairfield - $52,000 (resulting from forgiveness of debt only) and $690,000 (resulting from the subsequent sale); and Huron - $623,000.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

NPAMLP owned 41 and 49 properties at September 30, 2002 and 2001, respectively.

NPAMLP's primary anchor tenant is Kmart which for the nine months ended September 30, 2002 accounted for approximately 51% of the rental income received by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2002, NPAMLP had 19 remaining leases with Kmart aggregating approximately 1,780,000 square feet (see Note 4).

As a result of Kmart's bankruptcy petition and subsequent rejection of certain leases, the Sparks property was disposed, the Fort Wayne property is expected to be disposed and the Lake Mary property could be disposed (see Note 4). Also, the Kmart leases at the Hutchinson and Bowling Green properties were rejected during the second quarter of 2002. There can be no assurance that new leases can be successfully negotiated or that the rental income will be comparable (see Note
4).

During the first quarter of 2002, NPAMLP sold the Newberry property to a limited partnership in which Lipkin, a related party, owned a 1% interest of the general partner. The sale completed a transaction structured as a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code (see Note 3).

In January 2002, an agreement was reached to settle a dispute involving the interpretation of a lease. Under this agreement, the Wahpeton and Washington properties were conveyed to the lessee and the Fairfield and Huron properties were retained by NPAMLP (see Note 7). The Fairfield and Huron properties were subsequently sold in August, 2002 (see Note 3) and February, 2002 (see Note 7), respectively.

In February 2002, the ground lease on the Fairborn property was terminated in accordance with its terms and the property was conveyed to the ground lessee (see Note 6).

In May 2002, the Borger, Texas property was sold. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts, was $483,000. In June 2002, a portion of the Cottage Grove, Minnesota property was sold. The net loss on this transaction was $549,000.

On January 1, 2002, NPAMLP adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see Note 5).

Loss from continuing operations increased for the three month period and decreased for the nine month period ended September 30, 2002 versus September 30, 2001 by $36,000 and $156,000, respectively. The decrease was primarily due to decreased interest and common area maintenance expenses and increased other charges to tenants which were substantially offset by increased real estate tax; increased general and administrative expenses primarily resulting from legal fees incurred on the Fort Wayne property option (see Note 4) and the Cottage Grove property development; and decreased rental income.

Loss from operations of discontinued components decreased for the three month period and increased for the nine month period ended September 30, 2002 versus September 30, 2001 by $592,000 and $1,946,000, respectively. Forgiveness of wraparound mortgages payable on disposition of properties increased for the three and nine month periods ended September 30, 2002 versus September 30, 2001 by $264,000 and $8,320,000, respectively. These increases and decrease were primarily a result of the above property dispositions.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources

Net cash provided by operating activities for the nine month period ended September 30, 2002 was $4,191,000. Net cash used in investing and financing activities was $1,667,000 and $4,283,000, respectively. As a result of the above, there was a $1,759,000 decrease in cash for the nine months ended September 30, 2002. This was primarily the result of purchasing short-term investment securities, which was partially offset by proceeds received from the sale of the Fairfield property (see Note 3).

During 2001 and 2002, NPAMLP had two outstanding lines of credit with E&H, a related party, under which E&H has agreed to advance up to $1,250,000 to NPAMLP for the purposes of making capital and tenant improvements to the properties (the NPAMLP Lines). The NPAMLP Lines include a $1,000,000 and a $250,000 line of credit. Pursuant to the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of September 30, 2002, there were $807,000 of advances under the NPAMLP Lines.

As of September 30, 2002, the third party underlying mortgages were current for all the properties except the properties located in Lake Mary, Fort Wayne and Hutchinson. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code which caused a default on the leases at each of these properties (see Note 4). NPAMLP is currently in negotiations with the subtenant of the Lake Mary property and the property's lender. If these negotiations are not successful, the property could be lost to foreclosure (see
Note 4). This would result in a net loss on disposition of properties including forgiveness of wraparound mortgages, net of related discounts, of approximately $2,508,000. As stated in Note 4, NPAMLP anticipates it will convey the Fort Wayne property to the holder of its option in 2003 which will result in a net gain on disposition of properties including forgiveness of wraparound mortgages, net of related discounts, of approximately $1,136,000.

As of September 30, 2002, NPAMLP was obligated for approximately $509,000 in real estate taxes and penalties due on various properties occupied by Kmart for which Kmart was obligated to pay the taxes directly to the respective taxing authority. These taxes are being treated by Kmart as pre-petition obligations and accordingly will not be paid until the leases have been affirmed or assigned in bankruptcy. As of September 30, 2002, NPAMLP had accounts receivable from Kmart of approximately $716,000 which included approximately $475,000 due for taxes, $190,000 due for percentage rent and $51,000 due for other pre-petition charges which will not be collected by NPAMLP until Kmart affirms or assigns the respective leases in bankruptcy.

As of September 30, 2002, NPAMLP was obligated for approximately $233,000 of capital commitments which are primarily for roof replacement and plumbing repairs.

                                    PART II

Item 6(B). Reports on Form 8-K

            The registrant was not required to file any current reports on Form 8-K during the three months ended September 30, 2002.

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

                            National Property Analysts Master Limited
                            Partnership
                            -----------------------------------------------
                            (Registrant)

                            Date: November 13, 2002
                                  -----------------------------------------

                            By:  EBL&S, Inc., its managing general partner
                                 ------------------------------------------

                            By:  /s/ Edward B. Lipkin
                                 ------------------------------------------
                                 Name:  Edward B. Lipkin
                                 Title: President

                            By: Feldman International, Inc., its equity general partner
                                 ------------------------------------------

                            By:  /s/ Robert McKinney
                                 ------------------------------------------
                                 Name:   Robert McKinney
                                 Title:  President