Form 10-K
period 2002-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2003-03-31
CIK 926843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                         December 31, 2002

     Commission File Number                                 0-24816

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

            Delaware                                 23-2610414
   ------------------------------         ---------------------------------
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

                                    Yes [X]    No [ ]

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

                                      INDEX

                                                                                                   Page
PART I

 Item 1.     Business............................................................................    1
              I.   Summary.......................................................................    1
              II.  NPAMLP Objectives and Policies................................................    2
              III. Glossary......................................................................    4
 Item 2.     Properties..........................................................................    6
 Item 3.     Legal Proceedings...................................................................    7
 Item 4.     Submission of Matters to a Vote of Security Holders.................................    7

PART II

 Item 5.     Market Price for the Registrant's Common
              Equity and Related Stockholder Matters.............................................   15
              I.   No Trading Market.............................................................   15
              II.  Distributions of Cash Flow From Operations....................................   15
              III. Proceeds of Sales Distributions...............................................   15
              IV.  Certain Income Tax Considerations.............................................   15
 Item 6.     Selected Financial Data.............................................................   17
 Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations......................................   18
              I.   Liquidity and Capital Resources...............................................   18
              II.  Critical Accounting Policies..................................................   20
              III. Results of Operations.........................................................   21
              IV.  Indebtedness Secured by the Properties........................................   25
 Item 8.     Financial Statements and Supplementary Data.........................................   26
 Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure................................................   27

PART III

 Item 10.    Directors and Executive Officers of the Registrant..................................   28
 Item 11.    Executive Compensation..............................................................   28
 Item 12.    Security Ownership of Certain Beneficial Owners and Management......................   28
 Item 13.    Certain Relationships and Related Party Transactions................................   28
              I.   Compensation and Fees.........................................................   28
              II.  Property and Management Affiliate.............................................   29
              III. Conflicts of Interest.........................................................   29
              IV.  Summary of Relationships......................................................   30
              V.   Related Party Transactions....................................................   30

PART IV.

 Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................   32
              I.   Documents Filed as Part of this Report........................................   32
              II.  Reports of Form 8-K...........................................................   33

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

         A.  THE MASTER LIMITED PARTNERSHIP

         National Property Analysts Master Limited Partnership ("NPAMLP") was organized under the Delaware Revised Uniform Limited Partnership Act in January, 1990 as part of a consolidation of the operation of properties owned by certain limited partnerships (the "Partnerships") previously sponsored by National Property Analysts, Inc. and its affiliates ("NPA"). The term of NPAMLP will continue until December 31, 2013, unless sooner terminated in accordance with the terms of the limited partnership agreement of NPAMLP (the "Partnership Agreement"). See "Item 7. Management's Discussion and Analysis of financial Condition and results of Operations - III. Results of Operations - E. Future Interest Agreement."

         NPAMLP's principal executive offices are located at 230 South Broad Street, Mezzanine, Philadelphia, Pennsylvania 19102 (telephone: 215-790-4700).

         B.  THE GENERAL PARTNERS

         The General Partners of NPAMLP are EBL&S, Inc., an affiliate of NPA (the "Managing General Partner") and Feldman International, Inc. (the "Equity General Partner"). The Managing General Partner and the Equity General Partner are collectively referred to as the "General Partners". The Managing General Partner manages and controls all aspects of the business of NPAMLP. The Managing General Partner is owned 100% by E & H Properties, Inc., an affiliate of NPA and holds no ownership interest in NPAMLP. The Equity General Partner holds a 1% general partner interest in NPAMLP. See "Item 13. Certain Relationships and Related Party Transactions."

         C.  THE PROPERTIES AND INDEBTEDNESS SECURED BY THE PROPERTIES

         NPAMLP owns 40 properties as of December 31, 2002, which consist primarily of shopping centers and free standing, single tenant retail stores (the "Properties"). The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         D.  NPAMLP OBJECTIVES AND POLICIES

         NPAMLP intends to hold the Properties until such time as it is deemed prudent to dispose of the Properties. However, the Partnership in accordance with the terms of the Partnership Agreement will terminate on December 31, 2013. See "Item 7. Management's Discussion and Analysis of financial Condition and results of Operations - III. Results of Operations - E. Future Interest Agreement."

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

         F.  LIMITED PARTNERS' SHARE OF PROCEEDS OF SALES DISTRIBUTIONS

         Proceeds of Sales of the Properties available to be distributed by NPAMLP will be distributed 99% to the Limited Partners and 1% to the Equity General Partner. It is not anticipated that NPAMLP will be in a position to distribute Proceeds of Sales to its partners in the foreseeable future.

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

         H.  COMPENSATION TO THE GENERAL PARTNER AND AFFILIATES

         The Managing General Partner will receive certain compensation for its services including reimbursement of certain of its expenses and the Equity Partner will receive a portion of Cash Flow from Operations and Proceeds of Sales of the Properties. An affiliate of the Managing General Partner will receive a management fee for managing the Properties and a leasing fee for obtaining or renewing leases. See "Item 13. Certain Relationships and Related Party Transactions - I. Compensation and Fees."

         I.  FISCAL YEAR

         NPAMLP's fiscal year will begin on January 1 and end on December 31 of each year.

                  II.   NPAMLP OBJECTIVES AND POLICIES

         A.  NPAMLP OBJECTIVES

         NPAMLP intends to hold the Properties until such time as it is deemed prudent to dispose of one or more or all of the Properties. The precise timing of disposition of Properties is in the discretion of the Managing General Partner. However, the Partnership in accordance with the terms of the Partnership Agreement will terminate on December 31, 2013. See "Item 7. Management's Discussion and Analysis of financial Condition and results of Operations - III. Results of Operations - E. Future Interest Agreement."

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

         B.  COMPETITION FOR TENANTS

         NPAMLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores located in 18 states. Of the 40 Properties owned by NPAMLP, 23 properties have only 1 or 2 tenants ("Single Tenant Properties"). The tenants in the Single Tenant Properties are primarily national retailers or supermarkets ("Anchor Tenants"). The 17 remaining properties are multi-tenant shopping center properties ("Shopping Center Properties"). The tenants in the Shopping Center Properties generally include Anchor Tenants and a variety of tenants occupying less substantial portions of the property ("Local Tenants").

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

         NPAMLP's primary Anchor Tenant is Kmart Corporation and its subsidiaries ("Kmart") which in 2002 accounted for approximately 43% of the rental income received by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of December 31, 2002, NPAMLP had 18 leases with Kmart aggregating approximately 1,738,000 square feet. NPAMLP's average rent per square foot for all of the Kmart leases as of December 31, 2002, was $2.98. As of December 31, 2002, the total amount due from Kmart was $954,000. Four stores under lease with Kmart were vacant as of December 31, 2001. Subsequent to its bankruptcy petition, Kmart rejected three of the four leases and ceased the payment of rent on these leases effective February 1, 2002. These stores are located in Fort Wayne, Indiana; Lake Mary, Florida and Newberry, South Carolina. Each of the stores that were rejected were previously vacated Anchor Tenants in Single Tenant Properties. The fourth Kmart lease vacant at December 31, 2001 was leased to another Anchor Tenant in 2002. Also, in the second quarter of 2002, leases at the Bowling Green, Ohio and Hutchinson, Minnesota properties were rejected by Kmart in bankruptcy.

         During the year ended December 31, 1990, NPAMLP sold options for the purchase of the Fort Wayne, Indiana and Sparks, Nevada properties (the Sparks property was also leased to Kmart at December 31, 2001). Aggregate proceeds received from the sale of the options were recorded as a Deposit on sale of property. Any gain or loss from these transactions was to be recognized at the date upon which title to the land and buildings was conveyed to the holder of the option. The option provided that the title to the land and buildings was to be conveyed to the holder of the option without any additional consideration on December 11, 2006 for the Sparks property and November 14, 2003 for the Fort Wayne property, or would be conveyed automatically to the holder of the option in the event of a default of the underlying tenant leases or mortgages. Under the option agreements, the bankruptcy filing by Kmart constituted a default on the tenant leases. During 2002, the Sparks, Fort Wayne and Newberry properties were disposed which resulted in a net gain, including forgiveness of wraparound mortgages, net of discounts of $2,128,000, $1,136,000 and $522,000, respectively. The Hutchinson property is expected to be foreclosed and conveyed to the property's lender in 2003. As of December 31, 2002, the carrying value of the Hutchinson property was $1,326,000 and the balance of the related wraparound mortgages payable, net of discounts, was $2,069,000.

         The Managing General Partner has had regularly scheduled meetings with representatives of Kmart to review and discuss with them their plans for the various Kmart stores. In the past, in instances where Kmart stores were determined to be undersized and inadequate to accommodate Kmart's current needs, expansions of the existing facilities were undertaken wherever possible. Discussions and negotiations with sub-tenants and prospective tenants are in process at the Lake Mary and Bowling Green properties; however, there can be no assurance new leases can be successfully negotiated or that the rental income will be comparable. In the event that NPAMLP is not able to obtain comparable leasing commitments, these properties could be lost to foreclosure. The carrying value of the Lake Mary property was $7,199,000 and the balance of the related wraparound mortgages payable, net of discounts, was $5,492,000 as of December 31, 2002. The carrying value of the Bowling Green property was $1,973,000 and the balance of the related wraparound mortgages payable, net of discounts, was $5,539,000 as of December 31, 2002.

         As a result of Kmart's January 2002 Chapter 11 filing, NPAMLP could have difficulty refinancing the aggregate of $17,071,000 of balloon payments (due over the next 10 years) on the Third Party Underlying Obligations on Properties where Kmart is the Anchor Tenant. See "Item 2. Properties."

         In January 2003, Kmart filed its Joint Plan of Reorganization and corresponding Disclosure Statement with the United States Bankruptcy Court. The Plan of Reorganization contemplates confirmation in the second quarter of 2003. In addition, in January 2003, Kmart submitted its second official store closing list of 326 stores which did not include any of the stores in properties owned by NPAMLP.

                  2.  LOCAL TENANTS

         Marketing of Local Tenant space is accomplished through signage, direct mailing, advertisements and through coordinated listings with local leasing brokers.

         The NPAMLP Properties' occupancy rate for Local Tenant space is 83%. The lease terms for Local Tenant space typically range from 1 to 3 years. The competitive conditions applicable to Local Tenant space vary from Property to Property. However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to NPAMLP Properties, is typically a function of NPAMLP's rental rates as compared to the local market's. However, in instances where a multi-tenant Property has Anchor Tenant space and the Anchor Tenant space is vacant (currently one Shopping Center Property has Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

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

         "THRESHOLD AMOUNT" shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 2002, approximately $35,134,000 had been applied in reduction of the Threshold Amount.

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

ITEM 2.  PROPERTIES

         NPAMLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores. As of December 31, 2002, NPAMLP owned and operated 40 Properties located in 18 states. Approximately 57% of the Properties are Single Tenant Properties and 43% are Shopping Center Properties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

SCHEDULE 1

DESCRIPTION OF PROPERTY TENANT INFORMATION

---------------------------------------------------------------------------------------
                                                                  TOTAL       AVERAGE
    PROPERTY                             TOTAL     OCCUPANCY     MINIMUM       RENT
    LOCATION                            GLA (a)      RATE        RENT (b)       PSF
---------------------------------------------------------------------------------------
Ardmore, OK                             216,790       90.9%    $  974,503    $   4.95
Bowling Green, OH                       135,203       29.0%       145,938        3.72
Cahokia, IL                              26,000      100.0%        24,133        0.93
Chesapeake, VA                          162,020      100.0%       402,725        2.49
Clackamas, OR                            58,543      100.0%       227,808        3.89
Cottage Grove, MN                       110,328       88.7%       763,750        7.80
Crescent City, CA                        33,000      100.0%        60,000        1.82
Dunmore, PA                              26,475      100.0%        78,696        2.97
East Haven, CT                          158,057       75.6%       778,820        6.52
Escanaba, MI                             40,175      100.0%       114,715        2.86
Federal Way, WA                          37,560      100.0%        45,000        1.20
Huntington, WV                          141,710       32.5%       105,160        2.29
Huntsville, AL                          104,000      100.0%       244,400        2.35
Independence, MO                        134,634       97.2%       371,814        2.84
International Falls, MN                  83,552      100.0%       237,000        2.84
Kalamazoo, MI                           120,958       89.6%       462,278        4.27
Lake Mary, FL                           107,400      100.0%       590,700        5.50
Lawnside, NJ                            102,552      100.0%       498,012        4.86
Lockport, IL                            100,828      100.0%       341,850        3.39
Marquette, MI                           254,516       94.7%     1,173,705        4.87
Maryville, MO                            35,099       88.2%       102,777        3.32
Menominee, MI                            82,611      100.0%       197,848        2.39
New Hope, MN                            115,492      100.0%       319,462        2.77
North Sarasota, FL                      134,805      100.0%       540,326        4.01
O' Fallon, MO                            91,061      100.0%       356,277        3.91
Oak Lawn, IL                            155,990      100.0%       794,762        5.09
Ocala, FL                               103,964      100.0%       226,310        2.18
Painesville, OH                          22,000      100.0%       168,011        7.64
Philadelphia, PA                        128,006      100.0%       556,500        4.35
San Mateo, CA                            84,704      100.0%       476,546        5.63
Sault Ste. Marie, MI                     92,650      100.0%       240,834        2.60
Seven Hills, OH                         121,677      100.0%       325,095        2.67
Steger, IL                               87,678      100.0%       261,013        2.98
Taylorville, IL                          43,127       88.2%       321,580        8.46
Urbana, IL                               55,531      100.0%       444,732        8.01
Waverly, OH                              55,102      100.0%       282,462        5.13
Wheelersburg, OH                        125,958       29.0%        93,378        2.56
Yazoo City, MS                           79,996       67.7%       163,195        3.01

(a) Gross Leasable Area.

(b) Based on leases in effect as of December 31, 2002.

DESCRIPTION OF PROPERTY TENANT INFORMATION

-----------------------------------------------------------------------------------------------------------------
                                                             MAJOR TENANT INFORMATION
        PROPERTY                                                            ANNUAL        LEASE
        LOCATION                      NAME                     GLA (a)       RENT       EXPIRATION     OPTIONS
-----------------------------------------------------------------------------------------------------------------
Ardmore, OK                  Hobby Lobby                        57,120     $106,243     02/26/2005     2 / 5 YR
                             Beall's                            25,632       83,304     04/30/2005     3 / 5 YR
                             Staples                            22,720      124,900     02/28/2009     4 / 5 YR
                             Goody's Family Clothing            26,432      218,064     10/31/2011     2 / 5 YR
Bowling Green, OH            Dollar General                     11,000       44,100     01/31/2006     1 / 3 YR
Cahokia, IL                  Goodyear Service Center            26,000       24,133     02/28/2004       None
Chesapeake, VA               Kmart                             162,020      402,725     10/31/2005    6 / 10 YR
Clackamas, OR                Safeway (regional office)          58,543      227,808     06/14/2003     6 / 5 YR
Cottage Grove, MN            Rainbow Foods                      70,130      606,624     07/11/2016     6 / 5 YR
Crescent City, CA            Safeway                            33,000       60,000     05/31/2004     6 / 5 YR
Dunmore, PA                  Price Chopper                      26,475       78,696     11/30/2005     3 / 5 YR
East Haven, CT               National Wholesale Liquidators     84,180      441,945     01/31/2006     5 / 5 YR
Escanaba, MI                 Kmart                              40,175      114,715     09/30/2006     9 / 5 YR
Federal Way, WA              Safeway                            37,560       45,000     10/31/2003     6 / 5 YR
Huntington, WV               Office Depot (b)                   25,900       60,000     02/28/2005     4 / 5 YR
                             CVS                                 7,000       28,000     01/31/2004       None
Huntsville, AL               Kmart                             104,000      244,400     11/30/2010     4 / 5 YR
Independence, MO             Kmart                             116,799      308,634     03/31/2010     5 / 5 YR
International Falls, MN      Kmart                              83,552      237,000     07/31/2006    10 / 5 YR
Kalamazoo, MI                Kmart                              84,180      248,770     02/28/2005     9 / 5 YR
                             SuperPetz, LLC                     18,047      166,935     01/31/2005       None
Lake Mary, FL                Old Time Pottery                  107,400      590,700     03/31/2003       None
Lawnside, NJ                 Kmart                             102,552      498,012     06/30/2025    10 / 5 YR
Lockport, IL                 Kmart                              54,000      133,684     06/30/2004    10 / 5 YR
                             Sterk's Super Foods, Inc.          35,170      121,603     05/20/2006     3 / 5 YR
Marquette, MI                Kohl's Department Stores, Inc.     85,480      171,960     11/30/2024     9 / 5 YR
                             Younker's                          44,068       92,543     10/01/2011       None
                             J.C. Penney                        33,996      118,286     08/31/2009     4 / 5 YR
Maryville, MO                J.C. Penney                        22,060       65,502     10/31/2006     2 / 5 YR
Menominee, MI                Kmart                              82,611      197,848     04/30/2010     8 / 5 YR
New Hope, MN                 Kmart                             115,492      319,462     06/30/2012     9 / 5 YR
North Sarasota, FL           Kmart                              84,180      280,440     11/30/2003    10 / 5 YR
                             Bealls                             40,000      141,040     11/20/2003     5 / 5 YR
O' Fallon, MO                Kmart                              83,061      279,415     11/30/2005    10 / 5 YR
Oak Lawn, IL                 Home Depot                         97,415      380,000     01/31/2028     5 / 5 YR
                             Jewel Foods                        58,575      414,762     01/03/2004     3 / 5 YR
Ocala, FL                    Kmart                             103,964      226,310     06/30/2007     9 / 5 YR
Painesville, OH              CVS                                22,000      168,011     01/31/2019     6 / 5 YR
Philadelphia, PA             Kmart                              91,033      388,500     03/31/2005    10 / 5 YR
                             Acme                               36,973      168,000     06/30/2005     6 / 5 YR
San Mateo, CA                Kmart                              84,704      476,546     01/31/2015       None
Sault Ste. Marie, MI         Kmart                              92,650      240,834     09/30/2016    10 / 5 YR
Seven Hills, OH              Kmart                             121,677      318,595     08/31/2007     8 / 5 YR
Steger, IL                   Kmart                              87,678      261,013     11/30/2010    10 / 5 YR
Taylorville, IL              Kroger                             27,958      237,761     03/31/2007     5 / 5 YR
                             CVS                                10,069       81,319     03/31/2007     5 / 5 YR
Urbana, IL                   Jerry's IGA                        43,667      370,648     03/31/2007     5 / 5 YR
Waverly, OH                  Kroger                             38,268      154,558     11/30/2004     4 / 5 YR
Wheelersburg, OH             Kroger                             25,168       62,291     07/31/2004     3 / 5 YR
Yazoo City, MS               Miss. Baptist Medical Ctr.         20,116       61,957     05/31/2005     1 / 5 YR
                             Sunflower Supermarket              20,000       45,000     04/30/2005     1 / 5 YR

(a) Gross Leasable Area.

(b) Tenant pays percentage rent only - amount based on projected sales for 2003.

SCHEDULE 2

TENANT LEASE EXPIRATIONS

                                                         /--------------2003----------------/     /--------------2004-------------/
-----------------------------------------------------    -----------------------------------      ---------------------------------
                                             TOTAL       NUMBER                                   NUMBER
       PROPERTY                 TOTAL       MINIMUM        OF         MINIMUM                       OF         MINIMUM
       LOCATION                GLA (a)       RENT        TENANTS        RENT           S.F.       TENANTS        RENT         S.F.
-----------------------------------------------------    -----------------------------------      ---------------------------------
Ardmore, OK                    216,790    $   974,503       4       $    59,705        4,608         5       $   178,266     24,541
Bowling Green, OH              135,203        145,938       1           101,838       28,210
Cahokia, IL                     26,000         24,133                                                1            24,133     26,000
Chesapeake, VA                 162,020        402,725
Clackamas, OR                   58,543        227,808       1           227,808       58,543
Cottage Grove, MN              110,328        763,750
Crescent City, CA               33,000         60,000                                                1            60,000     33,000
Dunmore, PA                     26,475         78,696
East Haven, CT                 158,057        778,820       1            32,400        5,000         2            64,850      9,350
Escanaba, MI                    40,175        114,715
Federal Way, WA                 37,560         45,000       1            45,000       37,560
Huntington, WV                 141,710        105,160       2            17,640        2,040         1            28,000      7,000
Huntsville, AL                 104,000        244,400
Independence, MO               134,634        371,814       1            10,980        1,800         1            36,000      9,840
International Falls, MN         83,552        237,000
Kalamazoo, MI                  120,958        462,278
Lake Mary, FL                  107,400        590,700       1           590,700      107,400
Lawnside, NJ                   102,552        498,012
Lockport, IL                   100,828        341,850       1            33,015        3,100         1           133,684     54,000
Marquette, MI                  254,516      1,173,705       4           149,373       12,680         5           151,513     11,858
Maryville, MO                   35,099        102,777
Menominee, MI                   82,611        197,848
New Hope, MN                   115,492        319,462
North Sarasota, FL             134,805        540,326       2           421,480      124,180         1            14,376      1,200
O' Fallon, MO                   91,061        356,277                                                1            20,000      2,000
Oak Lawn, IL                   155,990        794,762                                                1           414,762     58,575
Ocala, FL                      103,964        226,310
Painesville, OH                 22,000        168,011
Philadelphia, PA               128,006        556,500
San Mateo, CA                   84,704        476,546
Sault Ste. Marie, MI            92,650        240,834
Seven Hills, OH                121,677        325,095
Steger, IL                      87,678        261,013
Taylorville, IL                 43,127        321,580
Urbana, IL                      55,531        444,732                                                1             8,960      1,400
Waverly, OH                     55,102        282,462                                                4           211,634     46,068
Wheelersburg, OH               125,958         93,378       2            18,727        9,262         2            74,651     27,228
Yazoo City, MS                  79,996        163,195       2            43,950       12,600
                             ---------    -----------      --       -----------      -------        --       -----------    -------
TOTALS                       3,769,752     13,512,115      23         1,752,616      406,983        27         1,420,829    312,060
                             ---------    -----------               -----------      -------                 -----------    -------
ANNUAL % TO TOTAL                100.0%         100.0%                     13.0%        10.8%                       10.5%       8.3%
                             ---------    -----------               -----------      -------                 -----------    -------
CUMULATIVE %                                                               13.0%        10.8%                       23.5%      19.1%
                                                                    -----------      -------                 -----------    -------

(a) Gross Leasable Area.

TENANT LEASE EXPIRATIONS

                                                         /--------------2005----------------/     /--------------2006-------------/
-----------------------------------------------------    -----------------------------------      ---------------------------------
                                             TOTAL       NUMBER                                   NUMBER
       PROPERTY                 TOTAL       MINIMUM        OF         MINIMUM                       OF         MINIMUM
       LOCATION                GLA (a)       RENT        TENANTS        RENT           S.F.       TENANTS        RENT         S.F.
-----------------------------------------------------    -----------------------------------      ---------------------------------
Ardmore, OK                    216,790    $   974,503       9       $   301,239      101,462
Bowling Green, OH              135,203        145,938                                                1       $    44,100    11,000
Cahokia, IL                     26,000         24,133
Chesapeake, VA                 162,020        402,725       1           402,725      162,020
Clackamas, OR                   58,543        227,808
Cottage Grove, MN              110,328        763,750       3            67,125        8,550
Crescent City, CA               33,000         60,000
Dunmore, PA                     26,475         78,696       1            78,696       26,475
East Haven, CT                 158,057        778,820       1            27,000        4,500         1           441,945     84,180
Escanaba, MI                    40,175        114,715                                                1           114,715     40,175
Federal Way, WA                 37,560         45,000
Huntington, WV                 141,710        105,160       2             5,892       26,635
Huntsville, AL                 104,000        244,400
Independence, MO               134,634        371,814
International Falls, MN         83,552        237,000                                                1           237,000     60,842
Kalamazoo, MI                  120,958        462,278       4           462,278      108,355
Lake Mary, FL                  107,400        590,700
Lawnside, NJ                   102,552        498,012
Lockport, IL                   100,828        341,850       1            22,530        3,755         1           121,603     35,170
Marquette, MI                  254,516      1,173,705       4            42,945        5,933         2            45,371     11,605
Maryville, MO                   35,099        102,777       3            37,275        8,750         1            65,502     22,204
Menominee, MI                   82,611        197,848
New Hope, MN                   115,492        319,462
North Sarasota, FL             134,805        540,326       2            64,300        7,025         1            26,400      1,500
O' Fallon, MO                   91,061        356,277       1           279,415       83,061         1            29,862      3,000
Oak Lawn, IL                   155,990        794,762
Ocala, FL                      103,964        226,310
Painesville, OH                 22,000        168,011
Philadelphia, PA               128,006        556,500       2           556,500      128,006
San Mateo, CA                   84,704        476,546
Sault Ste. Marie, MI            92,650        240,834
Seven Hills, OH                121,677        325,095
Steger, IL                      87,678        261,013
Taylorville, IL                 43,127        321,580       1            15,000        3,000
Urbana, IL                      55,531        444,732       2            17,125        2,800
Waverly, OH                     55,102        282,462       3            72,124        9,034
Wheelersburg, OH               125,958         93,378
Yazoo City, MS                  79,996        163,195       2           106,957       40,116
                             ---------    -----------      --       -----------      -------        --       -----------    -------
TOTALS                       3,769,752     13,512,115      42         2,559,126      729,477        10         1,126,498    269,676
                             ---------    -----------               -----------      -------                 -----------    -------
ANNUAL % TO TOTAL                100.0%         100.0%                     18.9%        19.4%                        8.3%       7.2%
                             ---------    -----------               -----------      -------                 -----------    -------
CUMULATIVE %                                                               42.4%        38.5%                       50.7%      45.7%
                                                                    -----------      -------                 -----------    -------

(a) Gross Leasable Area.

TENANT LEASE EXPIRATIONS

                                                         /--------------2007----------------/
-----------------------------------------------------    -----------------------------------
                                             TOTAL       NUMBER
       PROPERTY                 TOTAL       MINIMUM        OF         MINIMUM
       LOCATION                GLA (a)       RENT        TENANTS        RENT           S.F.
-----------------------------------------------------    -----------------------------------
Ardmore, OK                    216,790    $   974,503       1       $     6,564          623
Bowling Green, OH              135,203        145,938
Cahokia, IL                     26,000         24,133
Chesapeake, VA                 162,020        402,725
Clackamas, OR                   58,543        227,808
Cottage Grove, MN              110,328        763,750
Crescent City, CA               33,000         60,000
Dunmore, PA                     26,475         78,696
East Haven, CT                 158,057        778,820       1            24,000        3,500
Escanaba, MI                    40,175        114,715
Federal Way, WA                 37,560         45,000
Huntington, WV                 141,710        105,160
Huntsville, AL                 104,000        244,400
Independence, MO               134,634        371,814       1             8,400        1,200
International Falls, MN         83,552        237,000
Kalamazoo, MI                  120,958        462,278
Lake Mary, FL                  107,400        590,700
Lawnside, NJ                   102,552        498,012
Lockport, IL                   100,828        341,850       1            13,857        2,053
Marquette, MI                  254,516      1,173,705       3            85,127        6,250
Maryville, MO                   35,099        102,777
Menominee, MI                   82,611        197,848
New Hope, MN                   115,492        319,462
North Sarasota, FL             134,805        540,326
O' Fallon, MO                   91,061        356,277
Oak Lawn, IL                   155,990        794,762
Ocala, FL                      103,964        226,310       1           226,310      103,964
Painesville, OH                 22,000        168,011
Philadelphia, PA               128,006        556,500
San Mateo, CA                   84,704        476,546
Sault Ste. Marie, MI            92,650        240,834
Seven Hills, OH                121,677        325,095       1           318,595      121,677
Steger, IL                      87,678        261,013
Taylorville, IL                 43,127        321,580       2           319,080       38,027
Urbana, IL                      55,531        444,732       2           406,648       49,931
Waverly, OH                     55,102        282,462
Wheelersburg, OH               125,958         93,378
Yazoo City, MS (b)              79,996        163,195       1             6,000            0
                             ---------    -----------      --       -----------      -------
TOTALS                       3,769,752     13,512,115      14         1,414,581      327,225
                             ---------    -----------               -----------      -------
ANNUAL % TO TOTAL                100.0%         100.0%                     10.5%         8.6%
                             ---------    -----------               -----------      -------
CUMULATIVE %                                                               61.2%        54.3%
                                                                    -----------      -------

(a) Gross Leasable Area.

(b) Lease expiration represents ground lease.

SCHEDULE 3

-----------------------------------------------------------------------------------------------------------------------------------
                                         THIRD PARTY UNDERLYING OBLIGATIONS
                                                                                                                        PRINCIPAL
       PROPERTY                                                             MORTGAGE     INTEREST                       BALANCE AT
       LOCATION                          MORTGAGEE (S)                        TYPE         RATE          DUE DATE       31-DEC-02
-----------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                       GMAC Mortgage Company                        1st         8.59%        01-Apr-2010    $ 6,631,305
Bowling Green, OH                 Credit Suisse First Boston (b)               1st         7.05%        31-Jul-2008      2,454,669
Cahokia, IL                       NONE
Chesapeake, VA                    John Hancock Real Estate Finance             1st         8.00%        01-Jan-2004        325,461
                                  Lawrence Kadish                              2nd         9.00%        01-Jan-2006        492,849
Clackamas, OR                     First Oxford Corporation                     1st         9.00%        01-Jul-2003        720,261
Cottage Grove, MN                 IDS Life Insurance (d)                       1st         8.75%        01-Nov-2016      4,901,495
Crescent City, CA                 Firstrust Bank (c)                           1st         9.37%        01-Feb-2005        162,036
Dunmore, PA                       NONE
East Haven, CT                    Aetna Life Insurance Company                 1st         8.88%        01-Sep-2005        937,402
                                  Beal Bank                                    2nd         8.53%        01-Aug-2005      1,063,433
Escanaba, MI                      Developers Diversified                       1st         9.75%        01-Nov-2012        717,705
Federal Way, WA                   Firstrust Bank (c)                           1st         9.37%        01-Feb-2005        121,527
Huntington, WV                    Suburban Capital Markets, Inc. (a)           1st         9.13%        01-Feb-2007      1,608,100
Huntsville, AL                    Credit Suisse First Boston (b)               1st         7.05%        31-Jul-2008        678,138
Hutchinson, MN                    Developers Diversified                       Wrap        8.75%        01-Jul-2013      1,612,970
Independence, MO                  Credit Suisse First Boston (b)               1st         7.05%        31-Jul-2008      1,537,750
International Falls, MN           Developers Diversified                       Wrap        8.75%        01-Aug-2013      1,620,939
Kalamazoo, MI                     NONE
Lake Mary, FL                     Kidder Peabody Mortgage Capital              1st         7.88%        01-Jan-2016      7,786,969
Lawnside, NJ                      Wachovia Securities                          1st         8.71%        15-Sep-2020      4,291,548
Lockport, IL                      Credit Suisse First Boston (b)               1st         7.05%        31-Jul-2008      1,595,057
Marquette, MI                     Union Labor Life Insurance Company           1st         7.88%        01-Nov-2003      5,700,081
Maryville, MO                     NONE
Menominee, MI                     NONE
New Hope, MN                      Credit Suisse First Boston (b)               1st         7.05%        31-Jul-2008      1,681,018
North Augusta, SC                 NONE
North Sarasota, FL                Credit Suisse First Boston (b)               1st         7.05%        31-Jul-2008      3,056,397
O' Fallon, MO                     Credit Suisse First Boston (b)               1st         7.05%        31-Jul-2008      2,234,990
Oak Lawn, IL                      National Electrical Beneficial Fund          1st         8.50%        30-Jun-2003      2,021,601
Ocala, FL                         B & K Properties                             1st         9.00%        01-Mar-2013      1,353,748
Painesville, OH                   Credit Suisse First Boston                   1st         6.48%        06-Dec-2018      1,841,858
Philadelphia, PA                  Equitable Life Assurance Society             1st         9.25%        01-Jun-2010      2,126,901
San Mateo, CA                     Amerus Capital Management                    1st         8.25%        01-Feb-2005        964,440
Sault Ste. Marie, MI              EDC County of Chippewa, MI                   1st         6.70%        01-Jan-2007        700,000
Seven Hills, OH                   B & K Properties                             1st         9.75%        01-Nov-2012      1,690,694
Steger, IL                        Credit Suisse First Boston (b)               1st         7.05%        31-Jul-2008      2,177,683
Taylorville, IL                   Suburban Capital Markets, Inc. (a)           1st         9.13%        01-Feb-2007      1,387,023
Urbana, IL                        Credit Suisse First Boston (b)               1st         7.05%        31-Jul-2008      2,368,708
Waverly, OH                       Suburban Capital Markets, Inc. (a)           1st         9.13%        01-Feb-2007      1,387,023
Wheelersburg, OH                  Equitable Life Assurance Society             1st        10.00%        01-Jan-2003        878,274
Yazoo City, MS                    Credit Suisse First Boston (b)               1st         7.05%        31-Jul-2008      1,098,393

 (a) Mortgages are cross - collateralized and cross - defaulted (Suburban Capital Markets, Inc.)

 (b) Mortgages are cross - collateralized and cross - defaulted (Credit Suisse First Boston)

 (c) Mortgages are cross - collateralized and cross - defaulted (Firstrust Bank)

 (d) Loan is callable on November 1, 2006

-----------------------------------------------------------------------------------------------------------------------------------
                                         THIRD PARTY UNDERLYING OBLIGATIONS                                            OWNERSHIP
                                                                                          ANNUAL        BALLOON        INTEREST
       PROPERTY                                                             MORTGAGE       DEBT          DUE AT          FEE/
       LOCATION                          MORTGAGEE (s)                        TYPE        SERVICE      EXPIRATION      LEASEHOLD
-----------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                       GMAC Mortgage Company                        1st       $ 627,994    $ 6,137,464         Fee
Bowling Green, OH                 Credit Suisse First Boston (b)               1st         206,223      2,207,962         Fee
Cahokia, IL                       NONE                                                                                    Fee
Chesapeake, VA                    John Hancock Real Estate Finance             1st         334,776              0      Leasehold
                                  Lawrence Kadish                              2nd          44,356              0
Clackamas, OR                     First Oxford Corporation                     1st         227,100        637,586         Fee
Cottage Grove, MN                 IDS Life Insurance (d)                       1st         636,272        105,663         Fee
Crescent City, CA                 Firstrust Bank (c)                           1st          49,731              0         Fee
Dunmore, PA                       NONE                                                                                 Leasehold
East Haven, CT                    Aetna Life Insurance Company                 1st         381,258              0         Fee
                                  Beal Bank                                    2nd         116,716        985,836
Escanaba, MI                      Developers Diversified                       1st         112,032         19,146         Fee
Federal Way, WA                   Firstrust Bank (c)                           1st          37,298              0         Fee
Huntington, WV                    Suburban Capital Markets, Inc. (a)           1st         177,949      1,454,799         Fee
Huntsville, AL                    Credit Suisse First Boston (b)               1st          56,976        609,982      Leasehold
Hutchinson, MN                    Developers Diversified                       Wrap        229,632              0         Fee
Independence, MO                  Credit Suisse First Boston (b)               1st         129,192      1,383,198         Fee
International Falls, MN           Developers Diversified                       Wrap        236,250              0         Fee
Kalamazoo, MI                     NONE                                                                                 Leasehold
Lake Mary, FL                     Kidder Peabody Mortgage Capital              1st         919,440              0         Fee
Lawnside, NJ                      Wachovia Securities                          1st         442,483              0         Fee
Lockport, IL                      Credit Suisse First Boston (b)               1st         134,004      1,434,746         Fee
Marquette, MI                     Union Labor Life Insurance Company           1st         615,161      5,542,557      Leasehold
Maryville, MO                     NONE                                                                                 Leasehold
Menominee, MI                     NONE                                                                                 Leasehold
New Hope, MN                      Credit Suisse First Boston (b)               1st         141,216      1,512,067         Fee
North Augusta, SC                 NONE                                                                                 Leasehold
North Sarasota, FL                Credit Suisse First Boston (b)               1st         256,764      2,749,213         Fee
O' Fallon, MO                     Credit Suisse First Boston (b)               1st         187,764      2,010,362         Fee
Oak Lawn, IL                      National Electrical Beneficial Fund          1st         433,810      1,888,273      Leasehold
Ocala, FL                         B & K Properties                             1st         217,350              0         Fee
Painesville, OH                   Credit Suisse First Boston                   1st         168,011              0         Fee
Philadelphia, PA                  Equitable Life Assurance Society             1st         395,220              0      Leasehold
San Mateo, CA                     Amerus Capital Management                    1st         474,046              0      Leasehold
Sault Ste. Marie, MI              EDC County of Chippewa, MI                   1st         131,320              0         Fee
Seven Hills, OH                   B & K Properties                             1st         263,917         66,537      Leasehold
Steger, IL                        Credit Suisse First Boston (b)               1st         182,952      1,958,814         Fee
Taylorville, IL                   Suburban Capital Markets, Inc. (a)           1st         153,404      1,254,615         Fee
Urbana, IL                        Credit Suisse First Boston (b)               1st         198,996      2,130,640         Fee
Waverly, OH                       Suburban Capital Markets, Inc. (a)           1st         153,404      1,254,615         Fee
Wheelersburg, OH                  Equitable Life Assurance Society             1st          87,827        878,274         Fee
Yazoo City, MS                    Credit Suisse First Boston (b)               1st          92,280        987,998         Fee

(a) Mortgages are cross - collateralized and cross - defaulted (Suburban Capital Markets, Inc.)

(b) Mortgages are cross - collateralized and cross - defaulted (Credit Suisse First Boston)

(c) Mortgages are cross - collateralized and cross - defaulted (Firstrust Bank)

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

         As of December 31, 2002, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.

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

         NPAMLP has not made any Proceeds of Sales Distributions to its partners since its organization. It is not anticipated that NPAMLP will be in a position to distribute Proceeds of Sales to its partners in the foreseeable future.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following is selected financial data for NPAMLP for the five years ended December 31, 2002, derived from the audited financial statements of NPAMLP prepared in conformity with accounting principles generally accepted in the United States of America. The selected financial data set forth below should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and with the Combined Financial Statements of NPAMLP and the notes thereto included elsewhere in this Form 10-K.

                             Year Ended December 31
                      (In Thousands, except per unit data)

                                      2002             2001              2000             1999              1998
                                      ----             ----              ----             ----              ----
INCOME:
Rental income                       $ 14,975         $ 15,406          $ 15,535         $ 16,067          $ 18,284
Other charges to tenants               4,358            4,506             4,585            5,017             5,879
Interest income                          217              230               262              228               200
Other income                               -                -                 -              150                62
                                    --------         --------          --------         --------          --------
TOTAL INCOME                          19,550           20,142            20,382           21,462            24,425
                                    --------         --------          --------         --------          --------

OPERATING EXPENSES:
Interest expense                      13,476           13,355            13,395           13,615            15,003
Other operating expenses               8,639            8,024             8,297            8,345             8,900
Depreciation and
 amortization                          5,850            5,821             5,905            5,941             6,774
                                    --------         --------          --------         --------          --------
TOTAL OPERATING EXPENSES              27,965           27,200            27,597           27,901            30,677
                                    --------         --------          --------         --------          --------
   OPERATING LOSS                     <8,415>          <7,058>           <7,215>          <6,439>           <6,252>
                                    --------         --------          --------         --------          --------

OTHER (EXPENSE) INCOME:
Realized loss on
 investment securities                  <185>               -                 -                -                 -
Gain (loss) on disposition
 of properties                             -                -             1,769           <3,415>          <11,894>
                                    --------         --------          --------         --------          --------
LOSS FROM CONTINUING OPERATIONS       <8,600>          <7,058>           <5,446>          <9,854>          <18,146>

DISCONTINUED OPERATIONS:
Loss from operations of discontinued
 components (including loss on
  disposition of properties of
  $3,548 and write-down of
  rental property of $413
  for the year ended
  December 31, 2002)                  <4,925>          <1,368>           <1,238>          <1,109>           <1,084>
                                    --------         --------          --------         --------          --------
LOSS BEFORE EXTRAORDINARY
 GAIN                                <13,525>          <8,426>           <6,684>         <10,963>          <19,230>
                                    --------         --------          --------         --------          --------

EXTRAORDINARY ITEM:
Forgiveness of wraparound
 mortgages payable on
 disposition of properties            10,770                -                 -            4,240            51,183
                                    --------         --------          --------         --------          --------
NET (LOSS) INCOME                   $ <2,755>        $ <8,426>         $ <6,684>        $ <6,723>         $ 31,953
                                    ========         ========          ========         ========          ========

PER UNIT DATA:
Operating loss                      $ <86.09>        $ <72.20>         $ <73.81>        $ <65.87>         $ <63.12>
                                    ========         ========          ========         ========          ========
Net (loss) income                   $ <28.18>        $ <86.20>         $ <68.38>        $ <68.78>         $ 322.55
                                    ========         ========          ========         ========          ========

Weighted average units
 outstanding                          97,752           97,752            97,752           97,752            99,053
                                    ========         ========          ========         ========          ========

ASSETS:
Rental property - net               $ 83,180         $106,937          $109,008         $116,667          $127,093
Other assets                           8,695            7,710             7,897            7,420             7,811
                                    --------         --------          --------         --------          --------
TOTAL ASSETS                        $ 91,875         $114,647          $116,905         $124,087          $134,904
                                    ========         ========          ========         ========          ========

LIABILITIES AND PARTNERS' DEFICIT:
Wraparound mortgages
 payable less
 unamortized discount(1)            $130,427         $149,877          $144,409         $144,223          $149,265
Other liabilities                      7,678            8,223             7,521            8,205             7,257
                                    --------         --------          --------         --------          --------
Total liabilities                   $138,105         $158,100          $151,930         $152,428          $156,522
Partners' deficit                    <46,230>         <43,453>          <35,025>         <28,341>          <21,618>
                                    --------         --------          --------         --------          --------

TOTAL LIABILITIES AND
 PARTNERS' DEFICIT                  $ 91,875         $114,647          $116,905         $124,087          $134,904
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

         B.  THIRD PARTY DEBT SERVICE

         As of December 31, 2002, the Third Party Underlying Obligations were current for all the Properties except for the properties located in Huntington, West Virginia; Hutchinson, Minnesota; Lake Mary, Florida; San Mateo, California; Taylorville, Illinois and Waverly, Ohio.

         The Huntington, Taylorville and Waverly properties are subject to the same Third Party Underlying Obligation which is cross-collateralized and cross-defaulted. This mortgage is not current due to the bankruptcy and lease rejection by Ames, the Anchor Tenant at the Huntington property. NPAMLP is negotiating with the holder of the mortgage to modify the terms of the Third Party Underlying Obligation. If NPAMLP is not able to modify the terms of the Third Party Underlying Obligation, the properties could be lost to foreclosure.

         The Third Party Underlying Obligations for the Hutchinson, Lake Mary and San Mateo properties are not current due to the bankruptcy and lease rejection of Kmart, the Anchor Tenant at each of these properties. The Hutchinson property was vacant at December 31, 2002, and is expected to be conveyed to the holder of the Third Party Underlying Obligation in 2003. NPAMLP has negotiated a short term lease with the subtenant at the Lake Mary property and is negotiating with the holder of the Third Party Underlying Obligation. If NPAMLP is not able to modify the terms of the Third Party Underlying Obligation, this property could be lost to foreclosure.

         With respect to the San Mateo property, Kmart remits its rent directly to the holder of the Third Party Underlying Obligation in accordance with the loan documents. A portion of the rent due for 2002 was a pre-petition obligation of Kmart and was not paid to the lender. The lender has not issued a default notice for this mortgage.

         As of December 31, 2002, the net book value and net Wrap Mortgage balance for these Properties were as follows:

Property                  Net Book Value     Net Wrap Mortgage Balance
--------                  --------------     -------------------------
Huntington                 $ 2,209,000            $ 2,664,000
Hutchinson (a)                 913,000              2,069,000
Lake Mary                    7,199,000              5,492,000
San Mateo                    1,965,000              2,528,000
Taylorville                  1,755,000              2,398,000
Waverly                      1,554,000              2,895,000

(a) Net Book Value after $413,000 write down for impairment during the year ended December 31, 2002. See "Item 7. Management's Discussion and Analysis of Financial Condition - II Critical Accounting Policies."

         C.  WORKING CAPITAL

         As of December 31, 2002, NPAMLP has working capital of approximately $3,001,000 excluding amounts due to the Managing General Partner and the Pension Groups of $1,269,000 and $576,000, respectively. NPAMLP's operating budget for 2003 projects a cash deficit of approximately $41,000.

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

Although the Second Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard is expected. Pursuant to the 2003 Agreement (See "Item 7. Management's Discussion and Analysis of financial Condition and results of Operations - III. Results of Operations - E. Future Interest Agreement"), the holders of the Wrap Mortgages are obligated to release their mortgages in the event of a sale of Property. As of December 31, 2002, the Managing General Partner has advanced approximately $1,269,000 to NPAMLP but may require the repayment of the advances for its own operational needs.

         D.  LOAN OBLIGATIONS

         As of December 31, 2002, the Third Party Underlying Obligation for the Wheelersburg, Ohio property had matured and had a balloon payment due. The Third Party Underlying Obligation that had matured relating to this property is $878,000. NPAMLP is currently in negotiations to refinance or extend this loan. If NPAMLP is not successful in this matter, Wheelersburg could be lost in foreclosure which would result in a $279,000 net gain, including the forgiveness of wraparound mortgages, net of discounts.

         For the year ended December 31, 2003, the Third Party Underlying Obligations for the Marquette, Michigan ($5,557,000) and Oak Lawn, Illinois ($1,911,000) properties will mature and have balloon payments due. NPAMLP is currently negotiating to refinance or extend these mortgages.

         The Clackamas, Oregon property is subject to a 1995 sales contract and is scheduled to be conveyed in 2003 before the balloon payment is due on the Third Party Underlying Obligation ($638,000).

         Although all the Third Party Underlying Obligations on which balloons have become due to date have ultimately been refinanced, there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. In the event that NPAMLP is not able to obtain refinancing commitments from alternative lenders or loan extensions from the lenders holding the existing Third Party Underlying Obligations, the properties could be lost to foreclosure. See "Item
2. Properties."

         E.  CAPITAL REQUIREMENTS

         The average age of the Properties owned by NPAMLP is in excess of 20 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 2002, NPAMLP was obligated for approximately $420,000 of capital commitments which were primarily for property redevelopment and roof replacement. The 2003 operating budget for the Properties provides for approximately $318,000 in capital repair reserves.

         During 2002, NPAMLP had two outstanding lines of credit with E&H Properties, Inc., an affiliate of NPA, ("E&H") under which E&H would advance up to $1.25 million to NPAMLP for purposes of making Capital and Tenant Improvements (the "NPAMLP Lines"). The NPAMLP Lines include a $1,000,000 line of credit (the "Hudson Line") and a $250,000 line of credit (the "Firstrust Line"). Pursuant to the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. At December 31, 2002, there were $770,000 of advances and $79,000 in accrued interest was due under the NPAMLP Lines.

         Amounts advanced pursuant to the Hudson Line bear interest at the rate of 1% above "E&H Borrowing Rate" (as defined below, currently 5.25%). Amounts advanced pursuant to the Hudson Line are not directly secured by any collateral. However, the East Haven, Connecticut property has been pledged to secure a line of credit extended to E&H by Hudson United Bank of Philadelphia, Pennsylvania ("Hudson United") which will enable E&H to fund the Hudson Line in order to finance Capital and Tenant Improvements (the "E&H Hudson Line"). In accordance with the terms of the E&H Hudson Line, NPAMLP has granted a security interest in and assigned a deed-in-lieu of foreclosure with respect to the East Haven property to Hudson United (the "East Haven Security").

         At December 31, 2002, the E&H Hudson Line permitted E&H to borrow up to $2,000,000 which it can loan to NPAMLP and can use for E&H's general working capital.

         Pursuant to the promissory note executed with respect to the E&H Hudson Line (the "Hudson Note"), the amounts advanced pursuant to the Hudson Note bear interest at a rate equal to .25% per annum in excess of the "Base Rate" of Hudson United (the "E&H Borrowing Rate"). The current E&H Borrowing Rate is 5.25%.

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

         At December 31, 2002, the E&H Firstrust Line permitted E&H to borrow up to $2,500,000 which it can loan to NPAMLP and can use for E&H's general working capital.

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

         At December 31, 2002, $770,000 has been advanced and $79,000 in accrued interest was due under the NPAMLP Lines and $70,000 and $1,025,000 have been borrowed under the E&H Hudson Line and E&H Firstrust Line, respectively.

         F.  TENANT IMPROVEMENTS

         The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 2002, approximately $25,000 was provided to tenants in rental abatements.

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

         NPAMLP adopted SFAS No. 144 on January 1, 2002 and accordingly, the results of operations of the properties disposed of or held for sale during the years ended December 31, 2002 have been classified as Discontinued operations in the Statement of Operations and Changes in Partners' Deficit. The loss reported in discontinued components was $4,925,000 for the year ended December 31, 2002. The losses previously reported in continuing operations and now presented in discontinued components were $1,368,000, $1,238,000, $1,109,000 and $1,084,000 for the years ended December 31, 2001, 2000, 1999 and 1998, respectively. See "Item 6. Selected Financial Data."

         As required by SFAS No. 144, rental properties are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of rental properties is measured by comparison of the carrying amount of the properties to future net cash flows expected to be generated by the properties or to an appraised amount. If any property is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair value. Properties to be disposed are reported at the lower of the carrying amount or the fair value less costs to sell.

         During the year ended December 31, 2002, an analysis of the estimated future undiscounted cash flows from the Hutchinson, Minnesota property indicated that the property might be impaired. A write-down of $413,000 was required under SFAS No. 144 and is included in discontinued components for the year ended December 31, 2002. During the year ended December 31, 2001, an analysis of the estimated future undiscounted cash flows from the Borger, Texas property indicated that the property might be impaired. A write-down of $250,000 was required under SFAS No. 144 and is included in Write-down of rental property for the year ended December 31, 2001. The estimated fair value of these properties was determined by management based on projected cash flows and market trends.

                  III. RESULTS OF OPERATIONS

         A.  PROPERTY DISPOSITIONS DURING FISCAL 2002

         NPAMLP owned 40 and 49 properties at December 31, 2002, and 2001, respectively. As a result of Kmart's bankruptcy petition and subsequent rejection of certain leases, the Sparks, Fort Wayne and Newberry properties were disposed and the Lake Mary property could be disposed. Also, the Kmart leases at the Hutchinson and Bowling Green properties were rejected during the second quarter of 2002. See "Item 1. Business - II. NPAMLP Objectives and Policies - B. Competition for Tenants - Anchor Tenants."

         During the first quarter of 2002, NPAMLP sold the Newberry property to a limited partnership in which Edward B. Lipkin, a related party, owned the 1% interest of the general partner. The sale completed a transaction structured as a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. During the third quarter of 2002, NPAMLP sold a property located in Fairfield, Iowa to a limited partnership in which Lipkin owned the 1% interest of the general partner. See "Item 13. Certain Relationships and Related Transactions - V. Related Party Transactions."

         In January 2002, an agreement was reached to settle a dispute involving the interpretation of a lease. Under this agreement, the Wahpeton, North Dakota and Washington, Iowa properties were conveyed to the lessee and the Fairfield, Iowa and Huron, South Dakota properties were retained by NPAMLP. The Fairfield and Huron properties were subsequently sold in August, 2002 and February, 2002, respectively. The net gains on these transactions including the forgiveness of wraparound mortgages, net of discounts, were as follows: Wahpeton - $303,000; Washington - $282,000; Fairfield - $52,000 (resulting from forgiveness of debt only) and $690,000 (resulting from the subsequent sale); and Huron - $623,000.

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

         In May 2002, the Borger, Texas property was sold. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts, was $444,000. In June 2002, a portion of the Cottage Grove, Minnesota property was sold. The net loss on this transaction was $566,000.

         B.  PROPERTY ACQUISITIONS DURING FISCAL 2001

         During 2001, a property located in Lawnside, New Jersey was acquired to complete a 2000 transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. See "Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters - IV. Certain Income Tax Consequences - A. Recognition of Gain."

         C.  FORGIVENESS OF WRAP MORTGAGES DURING FISCAL 1998

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

         Through December 31, 1997, MLPG had forgiven the Wrap Mortgages remaining after the disposition of Properties which were owned by Audited Partnerships. In 1998 MLPG agreed to forgive certain Wrap Mortgages remaining after the disposition of Properties which were owned by Unaudited Partnerships. For the year ended December 31, 1998, Wrap Mortgages of approximately $36,523,000 with related discounts of $16,389,000 were forgiven in connection with various Property dispositions. The aggregate of $20,134,000 is in "Forgiveness of wraparound mortgages payable on disposition of properties." The forgiveness of these Wrap Mortgages may result in tax liabilities to those who had been Limited Partners in the Partnerships which had the Wrap Mortgages forgiven. See "Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters - IV. Certain Income Tax Consequences - A. Recognition of Gain."

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

         The net effect of this series of transactions for NPAMLP was to reduce NPAMLP's Wrap Mortgages by $120,854,000 with related discounts of $71,625,000, to reduce the number of outstanding Units of NPAMLP by the 2,248 Units formerly owned by Affiliates (2.25% of the outstanding Units) and, as to the Affected Limited Partners, to recognize certain amounts of ordinary income for tax purposes.

         D.  FULL FISCAL YEARS

         Over the five year period ended December 31, 2002, NPAMLP disposed of 18 Properties and acquired 2 Properties. Between 1999 and 2001, 2 Properties were disposed and 2 Properties were acquired in transactions structured to be tax-free exchanges in accordance with Section 1031 of the Internal Revenue Code. The net number of Properties owned and disposed of by year are as follows:

                                            2002          2001         2000         1999      1998
                                            ----          ----         ----         ----      ----
Beginning of year                            49            48           48           49        56
Properties (acquired) disposed                9           < 1>           -            1         7
                                             --           ----          --           --        --
End of year                                  40            49           48           48        49
                                             --            --           ==           ==        ==

         The disposition of Properties resulted in "Net (loss) gain on disposition of properties" and "Forgiveness of wraparound mortgages payable on disposition of properties" as reflected in the financial statements.

         The following table reflects the operating results for NPAMLP for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, excluding the operating results for 18 Properties that were disposed and 2 Properties that were acquired during the five year period. The table is presented in order to facilitate an understanding of the operating results and trends of NPAMLP.

                          2002             2001             2000             1999              1998
                          ----             ----             ----             ----              ----
INCOME:

Rental income           $13,808          $14,092          $ 14,033         $ 14,266          $ 14,011
Other charges
 to tenant                4,043            4,425             4,313            4,709             4,495
Interest income             221              220               239              210               200
Other income                  -                -                 -              150                62
                        -------          -------          --------         --------          --------

TOTAL INCOME             18,067           18,737            18,585           19,335            18,768
                        -------          -------          --------         --------          --------

OPERATING EXPENSES:

Interest expense          8,847            8,724             8,472            8,294             7,958
Other operating
 expenses                 8,996            8,321             8,232            8,167             8,433
Depreciation and
 amortization             5,929            5,543             5,516            5,476             5,532
                        -------          -------          --------         --------          --------
TOTAL OPERATING
 EXPENSES                23,772           22,588            22,220           21,937            21,923
                        -------          -------          --------         --------          --------
OPERATING LOSS          $<5,705>         $<3,851>         $ <3,635>        $ <2,602>         $ <3,155>
                        =======          =======          ========         ========          ========

         The fluctuations in "Rental Income" between years has been modest and did not exceed 2.1% for any of the years presented. This is consistent with the Property portfolio which has a significant portion of space rented to Anchor Tenants under long term leases. Variances from year to year are primarily a result of increased or decreased percentage rental income which is derived from tenant sales. Anchor Tenant sales depend largely on the overall economy, however, also during 2002, NPAMLP's major tenant (Kmart) filed for bankruptcy protection. This has resulted in a general decrease in Rental income and Other charges to tenants as well as an increase in Other operating expenses.

         The reduction in Other charges to tenants between 2001 and 2002 was primarily a result of reduced common area maintenance reimbursements which primarily resulted from reduced snow removal expenses during 2001.

         The Properties are financed by long term fixed rate debt and consequently fluctuations between 1999 and 2002 did not exceed 3% for any of these years. During 1998, $84,331,000 of Wrap Mortgages were forgiven on properties previously owned by Unaudited Partnerships resulting in a substantial decrease in interest expense between 1997 and 1998, which, in turn, created a larger than normal increase between 1998 and 1999.

         The increase in Other operating expenses between 2001 and 2002 was primarily a result of increased general and administrative costs. These costs included a large increase in bad debt expense which was partially due to direct write-offs of uncollectible accounts receivable and to an increase in the allowance for bad debt. The allowance and corresponding expense was increased by $220,000 due to the Kmart bankruptcy and management's recent experience with other uncollectible accounts from tenants other than Kmart. Also, additional legal and other professional fees were incurred as a result of the Kmart bankruptcy, which further increased NPAMLP's general and administrative expenses between 2001 and 2002.

         The increases in depreciation and amortization between 1999 and 2002 are due to capital improvements. The net decrease between 1998 and 1999 was due to adjustments to the estimated useful lives of certain tenant improvements where the tenant had vacated prior to December 31, 1998.

         E.  FUTURE INTEREST AGREEMENT

         In March 2003 NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the "2003 Agreement"), in which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgages held by NPAEP and PVPG. The terms of the 2003 Agreement provide that NPAEP and PVPG will: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount; (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and
(c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the agreement of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note. In consideration for the above, NPAMLP will modify the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that
(i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships. In addition NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP's right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.

         The Managing General Partner believes that the execution and delivery of the 2003 Agreement will have the following effects for NPAMLP: as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and the PVPG Wrap Notes (i) NPAMLP expects to realize significant reductions in interest that it otherwise would have been obligated to pay during the period between January 1, 2003 and December 31, 2013 when these loans mature and (ii) NPAMLP will be able to allocate a greater portion of its available cash flow to principal repayments. As a result of the faster repayment of principal, the Limited Partners will recognize additional taxable income (or smaller tax losses) in each year from 2003 until the maturity of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages. In addition, the anticipated date of dissolution of NPAMLP will now occur in 2013 rather than 2015. Further, because the reduced interest rate is below the Applicable Federal Rate ("AFR") prescribed under Section 1274, Internal Revenue Code of 1986, as amended, investors in Unaudited Partnerships will recognize non-recurring ordinary income (forgiveness of indebtedness) on average of approximately $4,000 per Limited Partner in 2003. The tax impact of this recognition will depend upon numerous factors related to each investor's particular tax situation, including his marginal tax rate and his suspended passive losses from prior years. Each investor is urged to consult his own tax advisor for further advice on this point.

         Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial "balloon" amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2003 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $143,000,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP's general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP's general partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

         Neither NPAMLP, NPAEP nor PVPG were represented by independent counsel or retained other independent advisers or consultants in connection with the negotiation, execution or delivery of the 2003 Agreement. Nonetheless, the Managing General Partner believes that the transactions permitted or contemplated by the 2003 Agreement are fair and equitable to NPAMLP and the other parties involved.

                  IV.  INDEBTEDNESS SECURED BY THE PROPERTIES

         The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 2002, the aggregate indebtedness of NPAMLP pursuant to the Wrap Mortgages was approximately $253 million, of which approximately $72 million constituted indebtedness under the Third Party Underlying Obligations and $24 million constituted indebtedness under the Second Mortgages. See "Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters - IV. Certain Income Tax Considerations - A. Recognition of Gain." As of December 31, 2002, the aggregate historical cost of the Properties securing the indebtedness of NPAMLP mortgages was approximately $189 million. The original acquisition of the Properties by the Partnerships was typically structured as set forth below.

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

         B.  THE SECOND MORTGAGES AND NOTES

           Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The approximate outstanding principal balance of the Second Mortgages as of December 31, 2002, was approximately $27 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 22, 2002, the General Partners of NPAMLP approved the engagement of Asher & Company, Ltd as its independent public accountants for the fiscal year ending December 31, 2002, to replace the firm of KPMG LLP, which was dismissed as auditors of NPAMLP effective May 22, 2002. The appointment of Asher & Company, Ltd is not subject to ratification by NPAMLP's Limited Partners.

         In connection with the audits of NPAMLP's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, and in the subsequent period through May 22, 2002, there were no disagreements between NPAMLP and KPMG LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG LLP would have caused them to make reference to the matter in their report.

         The reports of KPMG LLP on NPAMLP's combined financial statements for the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the years ended December 31, 2001 and December 31, 2000 and during the subsequent period through May 22, 2002, NPAMLP did not consult Asher & Company, Ltd with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on NPAMLP's combined financial statements, or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and
(ii) of Regulation S-K.

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

         The directors and executive officers of the General Partners are as follows:

         Edward B. Lipkin, age 57, serves as Director of the Managing General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

         Robert McKinney, age 47, serves as Director of the Equity General Partner. Mr. McKinney received a Masters of Science and Masters of Business Administration from Villanova University and Temple University, respectively.

ITEM 11.  EXECUTIVE COMPENSATION

         Neither the General Partners nor the officers of the General Partners receive compensation from NPAMLP. Certain administrative services related to tax and accounting service and to investor note collections were performed by the Managing General Partner on behalf of NPAMLP as provided in the Partnership Agreement. The amount payable to the Managing General Partner for such services aggregated $160,000, $77,000 and $71,000 for the years ended December 31, 2002, 2001 and 2000, respectively. See "Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

                                                              AMOUNT AND
                                                              ----------
                             NAME & ADDRESS OF                NATURE OF
                             -----------------                ---------
TITLE OF CLASS               BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP       % OF CLASS
--------------               ----------------                 --------------------       ----------
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

   PERSON RECEIVING                                                                 ESTIMATED AMOUNT
     COMPENSATION                       TYPE OF COMPENSATION                        OF COMPENSATION
     ------------                       --------------------                        ----------------
ORGANIZATIONAL PHASE

Equity General Partner                                                              1% general partners'
                                                                                    interest in NPAMLP.

                                        OPERATIONAL PHASE
                                        -----------------
Equity General Partner              General Partners' share of                      On an annual basis,
                                    Cash Flow from Operations                       1% of Cash Flow from
                                                                                    Operations. Actual
                                                                                    amounts will depend
                                                                                    upon future
                                                                                    operations and are
                                                                                    not now determinable.

EBL&S Property                      Property Management Fees                        Annual fee of 5% of
Management, Inc.                                                                    gross operating
                                                                                    revenues derived from
                                                                                    the Properties.
                                                                                    Actual amounts will
                                                                                    depend upon future
                                                                                    operations and are
                                                                                    not now determinable.

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

Managing General                    Reimbursement of Expenses1                      Actual cost of goods
Partner                                                                             and services utilized
                                                                                    for or by NPAMLP,
                                                                                    including certain
                                                                                    administrative
                                                                                    services performed by
                                                                                    the Managing General
                                                                                    Partner.

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

E&H Properties, Inc.                Repayment of Indebtedness                       Actual amounts will
                                    secured by Second Mortgages                     depend on the price
                                                                                    of Properties and are
                                                                                    not now determinable.

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

         Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. An aggregate of approximately $890,000 was earned by the Property Manager for management fees, and an aggregate of approximately $283,000 was earned by the Property Manager for leasing fees for the fiscal year 2002.

                  III.  CONFLICTS OF INTEREST

         From time to time, there may be conflicts of interest between the Managing General Partner and its affiliates (including the Property Manager) on the one hand and NPAMLP and its Limited Partners on the other hand. The Managing General Partner will attempt to resolve any conflicts of interest by exercising the good faith required of fiduciaries, and the Managing General Partner believes that it will generally be able to resolve conflicts on an equitable basis. Depending on the relevant facts and circumstances, however, the resolution of any particular conflict may not be in favor of NPAMLP. A resolution which is unfavorable to

-------------

         (1)All expenses of NPAMLP are billed directly to and paid by NPAMLP. The Managing General Partner is reimbursed for the actual cost of goods and materials used for or by NPAMLP and obtained from entities which are not affiliates of the Managing General Partner. In addition, the Managing General Partner is reimbursed for administrative services performed for NPAMLP, provided that such services are necessary for the prudent operation of NPAMLP and further provided that such reimbursement is at the lower of (i) the Managing General Partner's actual cost or (ii) the cost of obtaining comparable administrative services from independent parties in the same geographic location. Reimbursement to the Managing General Partner for services for which it is entitled to compensation by way of a separate fee is not allowed. No reimbursement is made for rent, depreciation, utilities, or capital equipment in the building in which NPAMLP maintains offices and other overhead costs.

NPAMLP will result only if the Managing General Partner determines in good faith, bearing in mind its fiduciary duties, that it is the most appropriate to deal with the overall situation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - I. Liquidity and Capital Resources."

         A.  CONFLICT REGARDING SALES AND REFINANCING

         The Managing General Partner is an affiliate of NPA. NPA or its affiliates hold the Second Mortgages aggregating $24 million. This lack of independence gives rise to certain conflicts of interest with respect to the sale or refinancing of the Properties.

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

                  IV.  SUMMARY OF RELATIONSHIPS

         E&H Properties, Inc. owns 100% of the equity interest in EBL&S, Inc. (the Managing General Partner) and EBL&S Property Management, Inc. (the Property Manager). E&H Properties, Inc. is owned 100% by Edward B. Lipkin (Lipkin). Feldman International, Inc. is owned 100% by Robert McKinney, an employee of the Property Manager. The General Partners and the Property Manager both have ongoing relationships with NPAMLP. E&H Properties, Inc. and the affiliates which it controls are the holders of the Second Mortgages.

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

         NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interest in NPAMLP in exchange for the transfer of the Trenton property and related wraparound mortgage obligations. As a result, NPA and its principals did not own any of the 97,752 units as of December 31, 2002, 2001 and 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - III. Results of Operations - C. Forgiveness of Wrap Mortgages During Fiscal 1998."

         During the first quarter of 2001, NPAMLP completed a transaction structured as a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code by purchasing a property located in Lawnside, New Jersey for $4,507,000 which included the assumption of related debt in the amount of $4,507,000 from a limited partnership controlled by Lipkin.

         During the first quarter of 2002, NPAMLP sold a property located in Newberry, South Carolina for $1,080,000 which included the assumption of related debt in the amount of $650,000 to a limited partnership in which Lipkin owned the 1% interest of the general partner. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts, was $522,000. During the third quarter of 2002, NPAMLP sold a property located in Fairfield, Iowa for $650,000 to a limited partnership in which Lipkin owned the 1% interest of the general partner. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts, was $690,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

                  I.  DOCUMENTS FILED AS PART OF THIS REPORT

     A.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report..............................          F-1

Combined Financial Statements:

  Combined Balance Sheets at December 31, 2002 and 2001...          F-3

  Combined Statements of Operations and Changes
  in Partners' Deficit for the years ended
  December 31, 2002, 2001 and 2000........................          F-4

  Combined Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000........................          F-5

Notes to Combined Financial Statements....................          F-6

Attachments

  1  Properties Effectively Owned by NPAMLP at
     December 31, 2002....................................         F-16

  2  Schedules II and III to the Combined Financial
     Statements...........................................         F-17

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

 *10.2                                          Leasing and Management Agreement
                                                by and between EBL&S Property
                                                Management, Inc. and NPAMLP.

 *10.3                                          Information Statement Relating
                                                to the formation of NPAMLP.

 *10.4                                          Proof of Claim and Release and
                                                Vote on Consolidation.

**10.5                                          Loan and Security Agreement
                                                between E&H Properties, Inc. and
                                                Jefferson Bank.

**10.6                                          Line of Credit Promissory Note.

  10.7                                          Agreement between NPAMLP, NPAEP
                                                and PVPG.

  16.1                                          Letter from
                                                replaced
                                                accountants
                                                (previously
                                                filed with
                                                Form 8-K dated
                                                May 29, 2002).

  99.1                                          Certification Pursuant To
                                                Section 906.

  99.2                                          Certification Pursuant To
                                                section 906.

  99.3                                          Certification Pursuant To
                                                Section 906.

 *Incorporated by reference from Registrant's Report on Form 10 filed July 14,
  1994 (0-24816)
**Incorporated by reference from Registrant's Report on Form 10-K filed April 1,
  1996 (0-24816)

                  II.  REPORTS ON FORM 8-K

         On May 29, 2002, NPAMLP reported on Form 8-K that the General Partners of NPAMLP approved the engagement of Asher & Company, Ltd as its independent public accountants for the fiscal year ending December 31, 2002, to replace the firm of KPMG LLP, which was dismissed as auditors of NPAMLP effective May 22, 2002. See "Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

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

NATIONAL PROPERTY ANALYSTS MASTER
LIMITED PARTNERSHIP
(Registrant)

By:  EBL&S, Inc., its managing general partner

     By: /s/ Edward B. Lipkin
         --------------------
         Edward B. Lipkin
         Director

Date:    March 27, 2003

By: Feldman International, Inc., its equity general partner

     By: /s/ Robert McKinney
         -------------------
         Robert McKinney
         Director

Date:    March 27, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature              Capacity                                 Date

/s/Edward B. Lipkin    Director of EBL&S, Inc.
-------------------    Principal Executive Officer,
Edward B. Lipkin       Principal Accounting Officer and
                       Principal Financial Officer              March 27, 2003

/s/Robert McKinney     Director of Feldman International, Inc.  March 27, 2003
------------------
Robert McKinney

                                  CERTIFICATION

         I, Edward B. Lipkin, certify that:

         1. I have reviewed this annual report on Form 10-K of National Property Analysts Master Limited Partnership;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date: March 27, 2003

       By: EBL&S, Inc., the registrant's managing general partner

       By: /s/ Edward B. Lipkin
           ------------------------------------------------------
           Name: Edward B. Lipkin
           Title: President

                                  CERTIFICATION

         I, Robert McKinney, certify that:

         1. I have reviewed this annual report on Form 10-K of National Property Analysts Master Limited Partnership;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 27, 2003

     By: Feldman International Inc., the registrant's equity general partner

     By: /s/ Robert McKinney
         -------------------------------------------------------------------
         Name: Robert McKinney
         Title: President

                                  CERTIFICATION

         I, David A. Simon, certify that:

         1. I have reviewed this annual report on Form 10-K of National Property Analysts Master Limited Partnership;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 27, 2003

     By:   EBL&S Property Management Inc., Agent for the registrant

     By:   /s/ David A. Simon
           --------------------------------------------------------
           Name: David A. Simon
           Title: Vice President and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

General Partners
National Property Analysts Master Limited Partnership

         We have audited the accompanying combined balance sheet of National Property Analysts Master Limited Partnership (NPAMLP) (a limited partnership) as of December 31, 2002 and the related combined statements of operations and changes in partners' deficit, and cash flows for the year then ended. In connection with our audit of the combined financial statements, referred to above, we have also audited the financial statement schedules of properties effectively owned by NPAMLP (Schedule I), combined valuation and qualifying accounts (Schedule II), and combined real estate and accumulated depreciation schedule (Schedule III) as of December 31, 2002. These combined financial statements and financial statement schedules are the responsibility of NPAMLP's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of National Property Analysts Master Limited Partnership as of December 31, 2002 and the combined results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 15, 2003

                          INDEPENDENT AUDITORS' REPORT

General Partners
National Property Analysts Master Limited Partnership

We have audited the combined balance sheet of National Property Analysts Master Limited Partnership (NPAMLP) (a limited partnership), as of December 31, 2001, and the related combined statements of operations and changes in partners' deficit, and cash flows for each of the years in the two-year period then ended. In connection with our audits of the combined financial statements referred to above, we have also audited the financial statement schedules of combined valuation and qualifying accounts and combined real estate and accumulated depreciation as of December 31, 2001 and 2000. These combined financial statements and financial statement schedules are the responsibility of NPAMLP's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audits.

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

In our opinion, the 2001 and 2000 combined financial statements referred to above present fairly, in all material respects, the financial position of NPAMLP as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG, LLP

Philadelphia, PA
March 15, 2002

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                             Combined Balance Sheets
                           December 31, 2002 and 2001
                                 (in thousands)

                                 ASSETS                                          2002             2001
                                                                              -----------      -----------
Rental property at cost:
   Land                                                                       $    11,983      $    15,340
   Buildings                                                                      176,756          215,352
                                                                              -----------      -----------
                                                                                  188,739          230,692
   Less: accumulated depreciation                                                 105,559          123,755
                                                                              -----------      -----------
         Rental property, net                                                      83,180          106,937

Cash and cash equivalents                                                           2,587            3,559
Restricted cash                                                                     2,384            2,406
Investment securities available for sale, at market                                 1,453               98
Tenants accounts receivable, net of allowance of $250 and
   $30 for 2002 and 2001, respectively                                                745              393
Due from Pension Groups                                                                 -               44
Unbilled rent receivable                                                              226              212
Tenant leasing costs                                                                   20               26
Accounts receivable and other assets (1)                                            1,280              972
                                                                              -----------      -----------

Total assets                                                                  $    91,875      $   114,647
                                                                              ===========      ===========

                   LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable (1)                                              $   252,746      $   291,469
Less: unamortized discount based on imputed interest rate of 12% (1)             122,319           141,592
                                                                              -----------      -----------
         Wraparound mortgages payable less unamortized discount (1)               130,427          149,877

Due to Pension Groups (1)                                                             576                -
Other borrowings (1)                                                                  770              770
Deferred revenue                                                                      500              705
Accounts payable and other liabilities (1)                                          3,381            2,047
Finance lease obligation                                                            2,150            2,650
Deposit on sale of property                                                           301            2,051
                                                                              -----------      -----------
         Total liabilities                                                        138,105          158,100

Unrealized loss on investment securities                                              (24)              (2)
Partners' deficit                                                                 (46,206)         (43,451)
                                                                              -----------      -----------

         Total partners' deficit                                                  (46,230)         (43,453)
                                                                              -----------      -----------

Total liabilities and partners deficit                                        $    91,875      $   114,647
                                                                              ===========      ===========

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
             Combined Statements of Operations and Changes in Partners' Deficit
                     Years ended December 31, 2002, 2001 and 2000
                             (in thousands, except unit data)

                                                                2002               2001             2000
                                                              ---------         ----------       ----------
Income:
   Rental income                                              $  14,975         $   15,406       $   15,535
   Other charges to tenants                                       4,358              4,506            4,585
   Interest income                                                  217                230              262
   Other income                                                       -                  -                -
                                                              ---------         ----------       ----------
         Total income                                            19,550             20,142           20,382
                                                              ---------         ----------       ----------

Operating expenses:
   Interest expense (1)                                          13,476             13,355           13,395
   Real estate taxes                                              3,960              3,825            3,999
   Management fees (1)                                              851                895              927
   Common area maintenance expenses                               1,928              2,050            2,130
   Ground rent                                                      488                492              491
   Repairs and maintenance                                          173                203              194
   General and administrative                                     1,239                559              556
   Depreciation                                                   5,662              5,657            5,741
   Amortization                                                     188                164              164
                                                              ---------         ----------       ----------
         Total operating expenses                                27,965             27,200           27,597
                                                              ---------         ----------       ----------
         Operating loss                                          (8,415)            (7,058)          (7,215)
                                                              ---------         ----------       ----------

Other (expense) income:
    Realized loss on investment securities                         (185)                 -                -
    Gain on disposition of properties                                 -                  -            1,769
                                                              ---------         ----------       ----------
         Loss from continuing operations                         (8,600)            (7,308)          (5,446)

Discontinued operations:
   Loss from operations of discontinued components
       (including loss on disposition of properties
       of $3,548 and write-down of rental property of
       $413 and $250 for the years ended December 31,
       2002 and 2001) (1)                                        (4,925)            (1,368)          (1,238)
                                                              ---------         ----------       ----------
         Loss before extraordinary gain                         (13,525)            (8,426)          (6,684)

Extraordinary gain:
   Forgiveness of wraparound mortgages payable
       on disposition of properties (1)                          10,770                  -                -
                                                              ---------         ----------       ----------
         Net loss                                                (2,755)            (8,426)          (6,684)

Partners' deficit:
   Beginning of year                                            (43,453)           (35,025)         (28,341)
   Net change in unrealized loss on investment securities           (22)                (2)               -
                                                              ---------         ----------       ----------

   End of year                                                $ (46,230)        $  (43,453)      $  (35,025)
                                                              =========         ==========       ==========

   Net loss per unit                                          $  (28.18)        $   (86.20)      $   (68.38)
                                                              =========         ==========       ==========

   Weighted average units outstanding                            97,752             97,752           97,752
                                                              =========         ==========       ==========

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                        Combined Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000
                                 (in thousands)

                                                                2002             2001          2000
                                                              ---------        --------      ---------
Cash flows from operating activities:
   Net loss                                                   $  (2,755)       $ (8,426)     $  (6,684)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation                                               6,272           7,019          7,100
       Amortization of discount (1)                               7,257           7,672          7,295
       Provision for bad debts                                      220               -              -
       Net gain on disposition of properties including
          forgiveness of wraparound mortgage payable             (7,222)              -         (1,769)
       Gain on finance lease obligation                            (500)              -              -
       Realized loss on investment securities                       185               -              -
       Write-down of rental property                                413             250              -
       Changes in assets and liabilities:
           (Increase) decrease in tenants accounts
              receivable                                           (572)           (275)           194
           (Increase) decrease in unbilled rent receivable          (14)            209            110
           Decrease in tenant leasing costs                           6               9             15
           (Increase ) decrease in accounts receivable
              and other assets                                     (308)          1,643           (931)
           Increase (decrease) in accounts payable and
              other liabilities                                   1,334             129            (71)
           (Decrease) increase in deferred revenue                 (205)            622           (473)
                                                              ---------        --------      ---------

         Net cash provided by operating activities                4,111           8,852          4,786
                                                              ---------        --------      ---------

Cash flows from investing activities:
       Disposition (acquisition) of properties                    4,434          (4,507)         3,748
       Improvements to rental property                           (1,384)           (691)        (1,420)
       Decrease (increase) in restricted cash                        22               5            (95)
       (Decrease) in deposit on sale of property                 (1,750)              -              -
       Purchase of investment securities                         (4,909)           (100)             -
       Sale of investment securities                              3,347               -              -
                                                              ---------        --------      ---------

         Net cash (used in) provided by investing activities       (240)         (5,293)         2,233
                                                              ---------        --------      ---------

Cash flows from financing activities:
       Payments on wraparound mortgages                          (5,463)         (6,711)        (7,109)
       Increase (decrease) in due to/from Pension Groups            620             (93)          (140)
       Proceeds from additional debt                                  -           4,507              -
                                                              ---------        --------      ---------

         Net cash used in financing activities                   (4,843)         (2,297)        (7,249)
                                                              ---------        --------      ---------

         (Decrease) increase in cash and cash equivalents          (972)          1,262           (230)

Cash and cash equivalents:
   Beginning of year                                              3,559           2,297          2,527
                                                              ---------        --------      ---------

   End of year                                                $   2,587        $  3,559      $   2,297
                                                              =========        ========      =========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                     $   6,561        $  8,511      $   9,037
                                                              =========        ========      =========

Supplemental disclosure of noncash activities:
   Reduction in wraparound mortgages from forgiveness
     of debt, net of related discount                         $  21,244        $      -      $       -
                                                              =========        ========      =========

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2002, 2001 and 2000
                             (dollars in thousands)

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

         The properties included in NPAMLP consist primarily of shopping centers and free-standing, single-tenant retail stores with national retailers as prime tenants. The ownership and operations of these properties have been combined in NPAMLP pursuant to a consolidation (the Consolidation) of properties owned by certain limited partnerships (the Electing Partnerships) previously sponsored by National Property Analysts, Inc. and its affiliates (NPA). NPAMLP intends to hold the properties until such time as it is deemed prudent to dispose of them. The precise timing of disposition of the properties is at the discretion of the managing general partner. However, in accordance with the partnership agreement, the partnership will terminate on December 31, 2013. It is anticipated that as a result of the sale of the properties, the limited partners will have to report substantial taxable income without the corresponding receipt of any cash proceeds.

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

         Effective October 1, 1998, National Property Analysts Employee Partnership (NPAEP) and Penn Valley Pension Group (PVPG) acquired the interest of MLPG in certain wraparound mortgages. MLPG, NPAEP and PVPG are collectively referred to as the Pension Groups.

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

         Through December 31, 2002, NPAMLP sold properties that generated approximately $35,134 in net proceeds that have been applied as a reduction of the threshold amount. NPAMLP has not distributed any sales proceeds to its partners since it organization.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2002, 2001 and 2000
                             (dollars in thousands)

         Under the terms of the NPAMLP partnership agreement, the limited partners are entitled to a 99% share of any income or loss and the equity general partner is entitled to a 1% share.

         NPAMLP has working capital as of December 31, 2002, of approximately $3,001, excluding amounts due to the managing general partner and the Pension Groups of $1,269 and $576, respectively. NPAMLP has $2,587 of unrestricted cash and $480 available under line of credit agreements at December 31, 2002, to meet its short-term obligations. Through December 31, 2002, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wraparound mortgage have released their liens. In addition, as of December 31, 2002, the managing general partner has advanced approximately $1,269 to NPAMLP but may require the repayment of the advances for its own operational needs.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      RENTAL PROPERTY

                  Rental properties are stated at original cost to the Electing Partnerships. Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years and 15 to 39 years, respectively.

                  As required by Statement of Financial Accounting Standards
                  (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, rental properties are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of rental properties is measured by comparison of the carrying amount of the properties to future net cash flows expected to be generated by the properties or to an appraised amount. If any property is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair value. Properties to be disposed are reported at the lower of the carrying amount or the fair value less costs to sell. Prior to 2002, NPAMLP followed SFAS 121. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and (b) measurement of long-lived assets to be disposed of by sale.

                  During the years ended December 31, 2002 and 2001, an analysis of the estimated future undiscounted cash flows from the Hutchinson, Minnesota and Borger, Texas properties, respectively, indicated that the properties might be impaired. A write-down of $413 and $250 was required under SFAS No. 144 and SFAS 121, respectively, and is included in "Loss from operations of discontinued components" for the years ended December 31, 2002 and 2001, respectively.

                  The estimated fair value of these properties was determined by management based on projected cash flows and market trends.

         (b)      CASH AND CASH EQUIVALENTS

                  All highly liquid interest-bearing deposits with original maturities of three months or less are considered to be cash equivalents.

         (c)      RESTRICTED CASH

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

         (d)      INVESTMENT SECURITIES

                  Investment securities, consisting of common and preferred stock, were classified as available for sale and were carried at estimated fair value. Unrealized gains and losses on the investment securities were included as a separate component of Partners' Deficit.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2002, 2001 and 2000
                             (dollars in thousands)

         (e)      DISCOUNT ON WRAPAROUND MORTGAGES

                  The discount on wraparound mortgages represents the difference between the present value of mortgage payments at the stated interest rate and the imputed rate. The discount is amortized using the interest method over the terms of the mortgages and is recorded as interest expense.

         (f)      RENTAL INCOME

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

         (g)      INCOME TAXES

                  No provision has been made in the combined financial statements for income taxes as any such liability is the liability of the individual partners.

         (h)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash, investment securities, tenant accounts receivable, accounts payable, and other liabilities as reflected in the combined financial statements approximate fair value because of the short-term maturity of these instruments.

                  In accordance with SFAS No. 107, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 2002 and 2001.

         (i)      NEW PRONOUNCEMENT

                  In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. Management believes that the adoption of SFAS No. 145 will not have a significant impact on NPAMLP.

         (j)      USE OF ESTIMATES

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

         (k)      RECLASSIFICATIONS

                  It is policy of NPAMLP to reclassify prior year financial statements to conform to the current year's presentation. Such reclassifications have no effect on Net loss in the Combined Statements of Operations and Changes in Partners' Deficit.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2002, 2001 and 2000
                             (dollars in thousands)

(3)      RELATED-PARTY TRANSACTIONS

         NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner and FII, the equity general partner. EBL&S, Inc. assigned its economic interest as general partner to FII, and FII was admitted as the equity general partner on September 30, 1998. EBL&S, Inc. is owned by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party.

         NPAMLP entered into a leasing and property management agreement with EBL&S Property Management, Inc. (EBL&S) in 1990, which is owned entirely by E&H. Under the agreement, EBL&S is to receive a property management fee equal to 5% of the gross annual rentals collected, including tenant reimbursements for common area maintenance charges, real estate taxes and property insurance. EBL&S is also entitled to receive leasing commissions for obtaining or renewing leases and reimbursement for services provided to NPAMLP for Partnership administration. The leasing commissions paid or due to EBL&S are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Balance Sheet. The leasing commissions due to EBL&S are included in Account payable and other liabilities on the Balance Sheet.

         Management fees and administrative services are paid exclusively to EBL&S and are included in the Statement of Operations. Also, included in Accounts receivable and other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest. The loan is unsecured, interest only, bears interest at 10% and matures on November 1, 2008. The Wraparound mortgages payable are held by NPAEP, PVPG and MLPG. NPAEP and PVPG, which collectively own approximately 97 percent of the outstanding balance of the Wraparound mortgages payable, are controlled by Lipkin. Due from Pension Groups, unamortized discount and interest expense are all financial statement accounts which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities as of December 31, 2002, are $1,269 due EBL&S, $79 due E&H and $101 due limited partnerships where Lipkin has a controlling interest. The amounts due to EBL&S were primarily for property management fees, leasing commissions, administrative services and cash advances for debt service. Amounts earned by EBL&S for the years ended December 31 were as follows:

                                  2002           2001           2000
                                 ------         ------         ------
Property management fees         $  890         $1,070         $1,103
Leasing commissions                 283             64             62
Administrative services             160             77             71
                                 ------         ------         ------
                                 $1,333         $1,211         $1,236
                                 ======         ======         ======

         During the first quarter of 2001, NPAMLP completed a transaction structured as a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code by purchasing a property located in Lawnside, New Jersey for $4,507 which included the assumption of related debt in the amount of $4,507 from a limited partnership controlled by Lipkin. During the first quarter of 2002, NPAMLP sold a property located in Newberry, South Carolina for $1,080 which included the assumption of related debt in the amount of $650 to a limited partnership in which Lipkin owned the 1% interest of the general partner. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts, was $522. During the third quarter of 2002, NPAMLP sold a property located in Fairfield, Iowa for $650 to a limited partnership in which Lipkin owned the 1% interest of the general partner. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts, was $742.

         During 1996, the El Paso, Texas property was sold to a limited partnership owned by directors and executives of EBL&S. The sales price of the property was determined to be at fair market value by an independent appraiser. In connection with the transaction, a promissory note was issued to NPAMLP in the approximate amount of $436. The note is unsecured, interest only, bears interest at 10% and matures on November 1, 2008.

         NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interests in NPAMLP in exchange for the transfer of the Trenton, New Jersey property and related wraparound mortgage obligations. As a result, NPA and its principals did not own any of the 97,752 units of NPAMLP at December 31, 2002, 2001 and 2000, respectively.

         NPA holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $24,408 and $26,803 at December 31, 2002 and 2001, respectively.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2002, 2001 and 2000
                             (dollars in thousands)

(4)      TENANT LEASES

         At December 31, 2002 and 2001, NPAMLP effectively owned and operated 40 and 49 properties, respectively, as listed in Attachment 1, that were comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 170 and 180 tenants, respectively, under various lease agreements which are treated as operating leases.

         In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance and renewal options. The leases expire under their original terms at various dates over the next 22 years.

         Future minimum lease rentals to be received under noncancellable leases are approximately:

   2003           $12,376
   2004            10,517
   2005             8,770
   2006             6,823
   2007             5,553
Thereafter         42,718
                  -------
     Total        $86,757
                  =======

         Rental income includes approximately $1,018, $1,107 and $974 related to percentage rents for the years ended December 31, 2002, 2001 and 2000, respectively.

(5)      MAJOR TENANT

         NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart") which in 2002, 2001 and 2000 accounted for approximately 43%, 55% and 55%, respectively, of the rental income received by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of December 31, 2002, NPAMLP had 18 remaining leases with Kmart aggregating approximately 1,738,000 square feet. As of December 31, 2002, the total due from Kmart was $954. Four of the stores occupied by Kmart had been vacated as of December 31, 2001; however, Kmart had continued to make rental payments under the terms of its lease for each of these properties until three of the four leases were rejected by Kmart in bankruptcy during the first quarter of 2002. Subsequent to its bankruptcy petition, Kmart rejected the leases and ceased payment of rent on the Fort Wayne, Indiana; Lake Mary, Florida and Newberry, South Carolina properties effective February 1, 2002. The fourth Kmart lease vacant at December 31, 2001 was leased to another anchor tenant in 2002. During the year ended December 31, 1990, NPAMLP sold options for the purchase of the Fort Wayne, Indiana and Sparks, Nevada properties (the Sparks property was also leased to Kmart at December 31, 2001) and under these option agreements, the bankruptcy filing by Kmart constituted a default on the tenant leases. In January 2002, the Sparks property was conveyed to the holder of its option. As a result of this transaction, the Deposit on sale of property was reduced by $1,050 and a net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $2,128. In December 2002, the Fort Wayne property was conveyed to the holder of its option. As a result of this transaction, the Deposit on sale of property was reduced by $600 and a net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $1,136. NPAMLP has negotiated a short term lease with the subtenant at the Lake Mary property. If NPAMLP is unable to negotiate a further extension of this lease and negotiate a modification of the mortgage with the property's lender, the Lake Mary property could be lost to foreclosure. The carrying value of this property was $7,199 and the balance of the related wraparound mortgages payable, net of discounts, was $5,492 as of December 31, 2002. In March 2002, the Newberry property was sold to a limited partnership in which a related party owned a 1% general partner interest.

         In the second quarter of 2002, leases at the Bowling Green, Ohio; and Hutchinson, Minnesota properties were rejected by Kmart in bankruptcy. There can be no assurance that new leases can be successfully negotiated or that the rental income will be comparable. The Hutchinson property is expected to be foreclosed and conveyed to the property's lender in 2003 and, as a result, its operations were included in Discontinued operations. The Bowling Green property had a carrying value of $1,973 and the balance of the related wraparound mortgages payable, net of discounts, was $5,539 as of December 31, 2002. The Hutchinson property had a carrying value of $913 and the balance of the related wraparound mortgages payable, net of discounts, was $2,069 as of December 31, 2002. As of December 31, 2002 Kmart was current with respect to its post-petition obligations for its remaining leases.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2002, 2001 and 2000
                             (dollars in thousands)

         In January 2003, Kmart filed its Joint Plan of Reorganization and corresponding Disclosure Statement with the United States Bankruptcy Court. The Plan of Reorganization contemplates confirmation in the second quarter of 2003. In addition, in January 2003, Kmart submitted its second official store closing list of 326 stores which did not include any of the stores in properties owned by NPAMLP.

(6)      IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

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

         In May 2002, the Borger, Texas property was sold. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts, was $444. In June 2002, a portion of the Cottage Grove, Minnesota property was sold. The net loss on this transaction was $566. Both of these transactions were included in Discontinued operations in the Statement of Operations and Changes in Partners' Deficit for the year ended December 31, 2002.

         NPAMLP adopted SFAS No. 144 on January 1, 2002 and accordingly, the results of operations of the properties disposed of or held for sale during 2002 have been classified as Discontinued operations in the Statement of Operations and Changes in Partners' Deficit for the three years ended December 31, 2002, 2001 and 2000. For the year ended December 31, 2002, a loss of $4,925 was reported in discontinued components. For the years ended December, 31, 2001 and 2000, losses of $1,368 and $1,238, respectively, were previously reported in continuing operations but are now presented in discontinued components.

(7)      GROUND LEASES / FINANCE LEASE OBLIGATION

         NPAMLP is obligated under 12 noncancellable ground leases that expire between 2003 and 2078, excluding renewal options (see Schedule I).

         During the year ended December 31, 1991, NPAMLP sold the land underlying the Chesapeake, Virginia; Fairborn, Ohio; Kalamazoo, Michigan; Philadelphia, Pennsylvania and Seven Hills, Ohio properties and simultaneously entered into ground leases to leaseback the land from the buyer that expire between 2003 and 2012. The aggregate proceeds from the five land sales were $2,650 and were recorded as Finance lease obligations. The amounts paid in accordance with these ground leases are recorded as interest expense. Any gain or loss from the transactions will be recognized at the date upon which title to the buildings is conveyed to the ground lessor. During the term of these ground leases, including renewal options, NPAMLP is responsible for maintaining the buildings and building improvements, as well as making the respective mortgage payments. Under the terms of the 1991 sales, at the expiration of the respective 1991 ground leases, including renewal options, title to the buildings will be conveyed to the buyer with no additional consideration and any amounts still outstanding under the respective wraparound mortgages will remain the liability of NPAMLP.

         In February, 2002, the ground lease on the Fairborn property was terminated and the property was conveyed to the ground lessor. The termination of this ground lease resulted from the inability of the property to generate sufficient cash flow to make future payments on its ground lease and underlying mortgage obligations due to the Kmart bankruptcy petition as well as other tenant vacancies within the property. As a result of this transaction, the Finance lease obligation was reduced by $500 and a net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $1,609.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2002, 2001 and 2000
                             (dollars in thousands)

         Future minimum lease payments under all noncancellable ground leases as of December 31, 2002 are approximately.

   2003           $   798
   2004               842
   2005               559
   2006               492
   2007               492
Thereafter          9,303
                  -------
     Total        $12,486
                  =======

         Total rental expense for ground leases for the years ended December 31, 2002, 2001, 2000, was approximately $488, $492 and $491, respectively. In addition, $220, $256 and $260 of ground rent was recorded as interest expense for the years ended December 31, 2002, 2001 and 2000, respectively.

(8)      OTHER BORROWINGS

         During 1995, NPAMLP negotiated with E & H Properties, Inc. (E&H), a related party, for E&H to advance up to $1,000 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the resulting agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. The line bears interest based on a variable rate (5.25% at December 31, 2002) and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral; however, the East Haven, Connecticut property (with a net book value of rental property of $4,043 and a wraparound mortgage payable of $4,990 at December 31,
         2002) has been pledged to secure a line of credit extended to E&H by a bank, which enables E&H to make advances to NPAMLP. As of December 31, 2002, and 2001, $770 was owed by NPAMLP under this line of credit, excluding $79 in accrued interest at December 31,2002. As of December 31, 2002 and 2001, E&H owed $70 and $440, respectively under its bank line of credit. During 1999, NPAMLP negotiated with E&H for E&H to advance up to an additional $250 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. This additional line bears interest based on the prime rate (4.75% at December 31, 2002) and is scheduled to expire May 2003. During 1999, E&H secured an additional line of credit with a bank that will enable E&H to fund advances to NPAMLP. Any amounts advanced to NPAMLP are secured by a $250 second mortgage on the Sault Ste. Marie, Michigan property. During the years ended December 31, 2002 and 2001, there were no advances to NPAMLP from E&H under this additional line of credit. As of December 31, 2002 and 2001, E&H owed $1,025 and $1,105, respectively, under this additional bank line of credit.

(9)      WRAPAROUND MORTGAGES

         The properties combined in NPAMLP are subject to nonrecourse wraparound mortgages. The wraparound mortgages are cross-collateralized among the properties owned by NPAMLP. The wraparound mortgages are secured by liens on the properties and are subordinate to the third-party underlying mortgage obligations and the purchase money mortgages, collectively the senior mortgage obligations. The wraparound mortgages are payable to the Pension Groups, and the Pension Groups are liable to the holders of the senior mortgage obligations.

         NPAEP and PVPG acquired the interests of MLPG in certain wraparound mortgages. Each wraparound mortgage is secured by liens on specific properties and is subordinate to the senior mortgage obligations as stated above.

         Through December 31, 1997, MLPG had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by Audited Partnerships. In 1998, MLPG agreed to forgive certain wraparound mortgages remaining after the disposition of properties that were owned by Unaudited Partnerships. For the year ended December 31, 2002, wraparound mortgage obligations of approximately $19,128 with related discounts of $10,995 were forgiven in connection with various property dispositions. The net amount of $8,133 is included in Extraordinary Gain from Forgiveness of wraparound mortgages payable on disposition of properties for the year ended December 31, 2003.

         The wraparound mortgages have maturity dates varying from August 2009 to December 2013 and stated interest rates varying from 0% to 10%.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2002, 2001 and 2000
                             (dollars in thousands)

         Certain wraparound mortgages are fully amortized over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations. Also, the Pension Groups have balloon payments due on the third-party underlying mortgage obligations. No balloon payments are due during the year ended December 31, 2003.

         Wraparound mortgage principal payment requirements for the next five years are approximately:

2003        $4,601
2004         4,742
2005         4,888
2006         5,246
2007         5,585

(10)     PROPERTY SUBJECT TO SALES CONTRACTS

         During the years ended December 31, 1990 and 1995, NPAMLP sold options for the purchase of two and three rental properties, respectively. Aggregate proceeds received from the sale of the options were recorded as a Deposit on sale of property. Any gain or loss arising from these transactions will be recognized at the date upon which title to the land and buildings is conveyed to the holder of the option. The 1990 options provided that title to the land and buildings would be conveyed the holder of the options without additional consideration on November 14, 2003 (the Fort Wayne property) and December 11, 2006 (the Sparks property) or would be conveyed automatically to the holder of the options in the event of a default of the underlying tenant leases or mortgages. The properties subject to the 1990 options were leased by the Kmart at December 31, 2001. Under the option agreements, the bankruptcy filing by Kmart constituted a default on the tenant leases. In January and December 2002, the Sparks and Fort Wayne properties were conveyed to the holders of their options. The remaining 1995 option provides that title to the land and buildings will be conveyed to the holder of the option without additional consideration on June 30, 2003 (the Clackamas, Oregon property).

(11)     EXCHANGE OF PROPERTIES

         During the year ended December 31, 2000, the Fond du Lac, Wisconsin property was sold in a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. This transaction was completed in the first quarter of 2001 with an acquisition of a property located in Lawnside, New Jersey. As a result of the sale, a gain of $1,769 was recognized during 2000. During the year ended December 31, 1999, the Minot, North Dakota property was sold in a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. This transaction was completed in the first quarter of 2000 with an acquisition of a property located in Painesville, Ohio. No gain or loss was recognized during 2001.

(12)     INVESTMENT SECURITIES AVAILABLE FOR SALE

                  Investments in available for sale common and preferred stock securities were as follows as of December 31, 2002 and 2001:

                                                        DECEMBER 31, 2002
                                                        -----------------
                                                             GROSS                  GROSS
                                       AMORTIZED           UNREALIZED             UNREALIZED               MARKET
                                         COST                GAINS                  LOSSES                  VALUE
                                     -------------        -------------         --------------           -----------
Common stock                         $         217        $           4         $            8           $       213
Preferred stock                              1,258                   14                     32                 1,240
                                     -------------        -------------         --------------           -----------

Securities available for sale        $       1,475        $          18         $           40           $     1,453
                                     =============        =============         ==============           ===========

                                                        DECEMBER 31, 2001
                                                        -----------------
                                                             GROSS                  GROSS
                                       AMORTIZED           UNREALIZED             UNREALIZED               MARKET
                                         COST                GAINS                  LOSSES                  VALUE
                                     -------------        -------------         --------------           -----------
Preferred stock                                100                    -                      2                    98
                                     -------------        -------------         --------------           -----------

Securities available for sale        $         100        $           -         $            2           $        98
                                     =============        =============         ==============           ===========

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2002, 2001 and 2000
                             (dollars in thousands)

(13)     PARTNERS' DEFICIT

         Following is a summary of the combined changes in partners' deficit for the three years ended December 31, 2002 (in thousands except unit data):

                                          UNITS                      PARTNERS' DEFICIT
                             -------------------------------  --------------------------------
                             GENERAL    LIMITED               GENERAL     LIMITED
                             PARTNERS   PARTNERS     TOTAL    PARTNERS    PARTNERS     TOTAL
                             --------   --------     -----    --------    --------     -----
December 31, 1999             1,000      96,752     97,752    $   (283)    (28,058)   $(28,341)
Net loss                          -          -           -         (67)     (6,617)     (6,684)
                              -----      ------     ------    --------     -------    --------

December 31, 2000             1,000      96,752     97,752        (350)    (34,675)    (35,025)

Net loss                          -           -          -         (85)     (8,341)     (8,426)
Unrealized loss on
  Investment securities           -           -          -           -          (2)         (2)
                              -----      ------     ------    --------     -------    --------

December 31, 2001             1,000      96,752     97,752        (435)    (43,018)    (43,453)

Net loss                          -           -          -         (27)     (2,728)     (2,755)
Unrealized loss on
  Investment securities           -           -          -           -         (22)        (22)
                              -----      ------     ------    --------     -------    --------

December 31, 2002             1,000      96,752     97,752    $   (462)    (45,768)   $(46,230)
                              =====      ======     ======    ========     =======    ========

(14)     SETTLEMENT OF CONTINGENCY

         In January 2002, an agreement was reached to settle a dispute involving the interpretation of a lease. Under this agreement, the Wahpeton, North Dakota and Washington, Iowa properties were conveyed to the lessee and the Fairfield, Iowa and Huron, South Dakota properties were retained by NPAMLP. The Fairfield and Huron properties were subsequently sold in August, 2002 and February, 2002, respectively. The net gains on these transactions including the forgiveness of wraparound mortgages, net of discounts, were as follows: Wahpeton - $303; Washington - $282; Fairfield - $52 (resulting from forgiveness of debt only) and $690 (resulting from the subsequent sale); and Huron - $622.

(15)     COMMITMENTS AND CONTINGENCIES

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

(16)     SUBSEQUENT EVENT - FUTURE INTEREST AGREEMENT

         In March 2003 NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the "2003 Agreement"), in which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgages held by NPAEP and PVPG. The terms of the 2003 Agreement provide that NPAEP and PVPG will: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount; (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and (c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the agreement of a leasehold estate in any Property prior to the maturity of the

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2002, 2001 and 2000
                             (dollars in thousands)

         applicable Wrap Note. In consideration for the above, NPAMLP will modify the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships. In addition NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP's right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.

         The Managing General Partner believes that the execution and delivery of the 2003 Agreement will have the following effects for NPAMLP: as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and the PVPG Wrap Notes (i) NPAMLP expects to realize significant reductions in interest that it otherwise would have been obligated to pay during the period between January 1, 2003 and December 31, 2013 when these loans mature and (ii) NPAMLP will be able to allocate a greater portion of its available cash flow to principal repayments. As a result of the faster repayment of principal, the Limited Partners will recognize additional taxable income (or smaller tax losses) in each year from 2003 until the maturity of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages. In addition, the anticipated date of dissolution of NPAMLP will now occur in 2013 rather than 2015. Further, because the reduced interest rate is below the Applicable Federal Rate ("AFR") prescribed under Section 1274, Internal Revenue Code of 1986, as amended, investors in Unaudited Partnerships will recognize non-recurring ordinary income (forgiveness of indebtedness) in 2003. The tax impact of this recognition will depend upon numerous factors related to each investor's particular tax situation, including his marginal tax rate and his suspended passive losses from prior years. Each investor is urged to consult his own tax advisor for further advice on this point.

         Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial "balloon" amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2003 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $143,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP's general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP's general partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

         Neither NPAMLP, NPAEP nor PVPG were represented by independent counsel or retained other independent advisers or consultants in connection with the negotiation, execution or delivery of the 2003 Agreement. Nonetheless, the Managing General Partner believes that the transactions permitted or contemplated by the 2003 Agreement are fair and equitable to NPAMLP and the other parties involved.

                                                                      SCHEDULE I

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

         Properties Effectively Owned by NPAMLP at December 31, 2002 (1)

                                PROPERTY LOCATION
----------------------------------------------------------------------------------------------
Ardmore, OK                     Hutchinson, MN                            Oak Lawn, IL*
Bowling Green, OH               Independence, MO                          Ocala, FL
Cahokia, IL                     International Falls, MN                   Painesville, OH
Chesapeake, VA*+                Kalamazoo, MI*+                           Philadelphia, PA*+
Clackamas, OR**                 Lake Mary, FL                             San Mateo, CA*
Cottage Grove, MN               Lawnside, NJ                              Sault Ste. Marie, MI
Crescent City, CA               Lockport, IL                              Seven Hills, OH*+
Dunmore, PA*                    Marquette, MI*                            Steger, IL
East Haven, CT                  Maryville, MO*                            Taylorville, IL
Escanaba, MI                    Menominee, MI*                            Urbana, IL
Federal Way, WA                 New Hope, MN                              Waverly, OH
Huntington, WV                  North Augusta, SC*                        Wheelersburg, OH
Huntsville, AL*                 North Sarasota, FL                        Yazoo City, MS
                                O'Fallon, MO

 *Properties with ground leases.

**Property subject to sales contracts.

 +Land sales.

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

                                                                     SCHEDULE II

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                   Combined Valuation and Qualifying Accounts

                        December 31, 2002, 2001 and 2000
                                 (in thousands)

                                            BALANCE,          ADDITIONS
                                            BEGINNING         CHARGED TO                           BALANCE,
                                             OF YEAR          OPERATIONS        DEDUCTIONS       END OF YEAR
                                            ---------         ----------        ----------       -----------
Allowance for doubtful accounts:

   Year ended December 31, 2000             $   30                17               (17)         $     30

   Year ended December 31, 2001                 30                48               (48)               30

   Year ended December 31, 2002                 30               427              (207)              250

       NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP SCHEDULE III
                             (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 2002, 2001 and 2000
                                 (in thousands)

                                                                          COST CAPITALIZED (WRITTEN OFF)
                                                   INITIAL   COST           SUBSEQUENT TO ACQUISITION
                                              ---------------------------------------------------------
                                                         BUILDINGS AND             BUILDINGS AND
  PROPERTY LOCATION               ENCUMBRANCES    LAND    IMPROVEMENTS      LAND    IMPROVEMENTS
-------------------------------------------------------------------------------------------------------
Ardmore, OK                       $   9,543         750      14,989          ---          764
Bowling Green, OH                     5,539         496       5,270          ---           68
Cahokia, IL                             ---         600       5,800         (578)      (5,790)
Chesapeake, VA                        3,859         416       4,798          ---          ---
Clackamas, OR                         1,062         124       3,091          ---          ---
Cottage Grove, MN                     6,965         740       5,550         (364)       2,751
Crescent City, CA                     1,690         129       2,220          ---          ---
Dunmore, PA                             798         ---       1,350          ---          ---
East Haven, CT                        3,238         447       4,883          ---        2,681
Escanaba, MI                          1,071         159       1,616          ---          ---
Federal Way, WA                       2,542          86       1,894          ---          ---
Huntington, WV                        2,664         336       3,649          ---          596
Huntsville, AL                        1,178           0       1,904          ---          186
Hutchinson, MN                        2,069         179       3,304          ---         (413)
Independence, MO                      2,900         394       3,550          ---          446
International Falls, MN               1,659         179       3,071          ---          ---
Kalamazoo, MI                         2,872         250       4,850          ---          331
Lake Mary, FL                         5,492       1,310       7,422          ---          ---
Law nside, NJ                         4,918         633       3,874          ---           60
Lockport, IL                          2,436         286       2,572          ---          502
Marquette, MI                         7,112         ---       5,700          ---        8,741
Maryville, MO                           316         ---       1,248          ---          117
Menominee, MI                         2,073         ---       2,722          ---          100
New Hope, MN                          3,494         357       3,774          ---          409
North Augusta, SC                     2,589         100       2,900          ---          165
North Sarasota, FL                    4,647         459       5,686          ---          292
O'Fallon, MO                          3,355         343       3,626          ---          101
Oak Lawn, IL                          7,079         ---       9,029          ---          533
Ocala, FL                             2,765         417       3,301          ---          ---
Painesville, OH                       3,328         180       1,990          ---          ---
Philadelphia, PA                      3,784         529       5,859          ---          278
San Mateo, CA                         2,528         ---       6,672          ---          ---
Sault St. Marie, MI                   2,050         375       2,816          ---          ---
Seven Hills, OH                       1,991         371       3,771          ---          ---
Steger, IL                            2,233         332       2,489          ---          225
Taylorville, IL                       2,398         492       3,696          ---          118
Urbana, IL                            3,516         633       4,753          ---          101
Waverly, OH                           2,895         471       2,920          ---          170
Wheelersburg, OH                      1,358         194       2,081          ---          240
Yazoo City, MS                        2,624         158       1,820          ---          474
                                  -----------------------------------------------------------

        Total                     $ 124,630      12,925     162,510         (942)      14,246
                                  ===========================================================

Cross-collateralized wraparound
  mortgages on properties
  previously disposed             $   5,797
                                  ---------

                                  $ 130,427
                                  =========

                             (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 2002, 2001 and 2000
                                 (in thousands)

                                           BUILDINGS AND               ACCUMULATED      DATE OF
PROPERTY LOCATION             LAND          IMPROVEMENTS      TOTAL    DEPRECIATION   ACQUISITION       LIFE           METHOD
----------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                 $    750          15,753         16,503        9,397          09/83          Varies      Varies
Bowling Green, OH                496           5,338          5,834        3,861          02/81          Varies      Varies
Cahokia, IL                       22              10             32            5          10/82          Varies      Varies
Chesapeake, VA                   416           4,798          5,214        3,252          09/82        30 years      Straight Line
Clackamas, OR                    124           3,091          3,215        1,992          09/83        30 years      Straight Line
Cottage Grove, MN                376           8,301          8,677        3,399          11/81          Varies      Varies
Crescent City, CA                129           2,220          2,349        1,443          07/83        30 years      Straight Line
Dunmore, PA                      ---           1,350          1,350        1,241          06/75        30 years      Straight Line
East Haven, CT                   447           7,564          8,011        3,968          08/80          Varies      Varies
Escanaba, MI                     159           1,616          1,775        1,091          10/82        30 years      Straight Line
Federal Way, WA                   86           1,894          1,980        1,373          04/81        30 years      Straight Line
Huntington, WV                   336           4,245          4,581        2,372          10/84          Varies      Varies
Huntsville, AL                   ---           2,090          2,090        1,227          03/84          Varies      Varies
Hutchinson, MN                   179           2,891          3,070        2,157          06/83        30 years      Straight Line
Independence, MO                 394           3,996          4,390        2,711          05/81          Varies      Varies
International Falls, MN          179           3,071          3,250        1,996          07/83        30 years      Straight Line
Kalamazoo, MI                    250           5,181          5,431        3,724          09/80          Varies      Varies
Lake Mary, FL                  1,310           7,422          8,732        1,533          12/94          Varies      Varies
Lawnside, NJ                     633           3,934          4,567          260          02/01        30 years      Straight Line
Lockport, IL                     286           3,074          3,360        1,925          07/82          Varies      Varies
Marquette, MI                    ---          14,441         14,441        7,177          05/83          Varies      Varies
Maryville, MO                    ---           1,365          1,365          819          11/83          Varies      Varies
Menominee, MI                    ---           2,822          2,822        1,937          10/81          Varies      Varies
New Hope, MN                     357           4,183          4,540        2,813          03/81          Varies      Varies
North Augusta, SC                100           3,065          3,165        2,206          03/80        30 years      Straight Line
North Sarasota, FL               459           5,978          6,437        4,271          11/80          Varies      Varies
O'Fallon, MO                     343           3,727          4,070        2,666          03/81          Varies      Varies
Oak Lawn, IL                     ---           9,562          9,562        6,517          10/81          Varies      Varies
Ocala, FL                        417           3,301          3,718        2,192          02/83        30 years      Straight Line
Painesville, OH                  180           1,990          2,170          198          03/00        30 years      Straight Line
Philadelphia, PA                 529           6,137          6,666        4,488          08/80          Varies      Varies
San Mateo, CA                    ---           6,672          6,672        4,707          11/81        30 years      Straight Line
Sault St. Marie, MI              375           2,816          3,191        1,893          11/82        30 years      Straight Line
Seven Hills, OH                  371           3,771          4,142        2,546          10/82        30 years      Straight Line
Steger, IL                       332           2,714          3,046        1,773          11/81          Varies      Varies
Taylorville, IL                  492           3,814          4,306        2,551          11/82          Varies      Varies
Urbana, IL                       633           4,854          5,487        3,210          11/82          Varies      Varies
Waverly, OH                      471           3,090          3,561        2,007          10/82          Varies      Varies
Wheelersburg, OH                 194           2,321          2,515        1,436          10/83          Varies      Varies
Yazoo City, MS                   158           2,294          2,452        1,225          09/84          Varies      Varies
                            ----------------------------------------------------

      Total                 $ 11,983         176,756        188,739      105,559
                            ====================================================

                             (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 2002, 2001 and 2000
                                 (in thousands)

Properties consist primarily of shopping centers and free standing, single tenant stores.

Depreciation of NPAMLP's investment in building and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

   Base building...........30 years     Building components.........15-39 years

The changes in total real estate assets and accumulated depreciation for the years ended December 31, are as follows:

                                             TOTAL REAL ESTATE ASSETS
                              ------------------------------------------------------
                                  2002                   2001                 2000
                              ------------------------------------------------------
Beginning Balance             $    230,692              225,744              230,969
Improvements                         1,384                  691                1,420
Acquisitions                           ---                4,507                2,170
Disposals / write-downs            (43,337)                (250)              (8,815)
                              ------------------------------------------------------
                              $    188,739              230,692              225,744
                              ======================================================

                                             ACCUMULATED DEPRECIATION
                              ------------------------------------------------------
                                  2002                   2001                 2000
                              ------------------------------------------------------
Beginning Balance             $    123,755              116,736              114,302
Depreciation - Original              5,211                6,282                6,397
Depreciation - Improvements          1,061                  737                  703
Disposals                          (24,468)                 ---               (4,666)
                              ------------------------------------------------------
                              $    105,559              123,755              116,736
                              ======================================================