Form 10-Q
period 2003-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2003-05-14
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________.

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

                                 Yes |X| No | |

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest                        97,752 units
-------------------------------------              ----------------------------
              (Class)                              (Outstanding at May 12, 2003)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX

                                                                              Page No.
                                                                              --------
PART I. FINANCIAL INFORMATION

  Item 1. Combined Financial Statements (Unaudited)

      Combined Balance Sheets March 31, 2003 and December 31, 2002               3

      Combined Statements of Operations and Changes in Partners' Deficit
          Three Months ended March 31, 2003 and 2002                             4

      Combined Statements of Cash Flows
          Three Months ended March 31, 2003 and 2002                             5

      Notes to Combined Financial Statements March 31, 2003 and 2002             6

  Item 2. Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                             12

PART II. OTHER INFORMATION

  Item 6(A). Exhibits                                                           14
  Item 6(B). Reports on Form 8-K                                                14

SIGNATURES

  Signatures                                                                    15
  Certifications of quarterly report                                            15

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              MARCH 31,          DECEMBER 31,
                                                                                2003                 2002
                                                   ASSETS                    (UNAUDITED)
                                                                             -----------         ------------
Rental property, at cost:
   Land                                                                       $  11,714           $  11,983
   Buildings                                                                    174,519             176,756
                                                                              ---------           ---------
                                                                                186,233             188,739
   Less: accumulated depreciation                                               105,328             105,559
                                                                              ---------           ---------
      Rental property, net                                                       80,905              83,180

Cash and cash equivalents                                                         2,922               2,587
Restricted cash                                                                   2,432               2,384
Investment securities available for sale, at market                                 238               1,453
Tenant accounts receivable, net of allowance of $250 for
   2003 and 2002, respectively                                                      985                 745
Unbilled rent receivable                                                            238                 226
Tenant leasing costs                                                                 19                  20
Accounts receivable and other assets(1)                                           1,236               1,280
                                                                              ---------           ---------

Total assets                                                                  $  88,975           $  91,875
                                                                              =========           =========

                                     LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable (1)                                              $ 248,690           $ 252,746
Less: unamortized discount based on imputed interest rate of 12% (1)            119,521             122,319
                                                                              ---------           ---------

      Wraparound mortgages payable less unamortized discount (1)                129,169             130,427

Due to Pension Groups (1)                                                           576                 576
Other borrowings (1)                                                                770                 770
Accounts payable and other liabilities (1)                                        2,841               3,381
Deferred revenue                                                                    581                 500
Finance lease obligation                                                          2,150               2,150
Deposit on sale of property                                                         301                 301
                                                                              ---------           ---------

      Total liabilities                                                         136,388             138,105

Unrealized loss on investment securities                                            (15)                (24)
Partners' deficit                                                               (47,398)            (46,206)
                                                                              ---------           ---------

      Total partners' deficit                                                   (47,413)            (46,230)
                                                                              ---------           ---------

Total liabilities and partners' deficit                                       $  88,975           $  91,875
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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                                              THREE MONTHS
                                                                                  ENDED
                                                                                MARCH 31,
                                                                         ----------------------
                                                                           2003          2002
                                                                         --------      --------
Income:
   Rental income                                                         $  3,736      $  3,894
   Other charges to tenants                                                 1,285         1,148
   Interest and dividend income                                                48            50
                                                                         --------      --------
         Total income                                                       5,069         5,092
                                                                         --------      --------

Operating expenses:
   Interest expense (1)                                                     3,058         3,278
   Real estate taxes                                                        1,121         1,042
   Management fees (1)                                                        202           222
   Common area maintenance expenses                                           610           454
   Ground rent                                                                145           145
   Repairs and maintenance                                                    108            84
   General and administrative                                                 205           105
   Depreciation                                                             1,421         1,437
   Amortization                                                                52            44
                                                                         --------      --------
         Total operating expenses                                           6,922         6,811
                                                                         --------      --------
         Operating loss                                                    (1,853)       (1,719)

Other income (loss):
   Realized gain (loss) on investment securities                               20            (3)
   Gain on forgiveness of wraparound mortgages payable
      on disposition of properties (1)                                        369         7,552
                                                                         --------      --------
         (Loss) income from continuing operations                          (1,464)        5,830

Discontinued operations:
   Gain (loss) from operations of discontinued components (including gain on disposition of properties of $416 in 2003 and
     loss on disposition of properties of $1,885 in 2002) (1)                 272        (2,220)
                                                                         --------      --------
         Net (loss) income                                                 (1,192)        3,610

Partners' deficit:
   Beginning of period                                                    (46,230)      (43,453)
   Net change in unrealized loss on investment securities                       9            53
                                                                         --------      --------
   End of period                                                         ($47,413)     ($39,790)
                                                                         ========      ========

Net (loss) income per unit                                                ($12.19)     $  36.93
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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        THREE MONTHS
                                                                                            ENDED
                                                                                          MARCH 31,
                                                                                     ---------------------
                                                                                      2003          2002
                                                                                     -------      --------
Cash flows from operating activities:
   Net (loss) income                                                                 ($1,192)     $  3,610
   Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
         Depreciation                                                                  1,443         1,637
         Amortization of discount (1)                                                  1,844         1,719
         Net gain on disposition of properties including
            forgiveness of wraparound mortgages payable (1)                             (786)       (5,667)
         Gain on finance lease obligation                                                 --          (500)
         Realized (gain) loss on investment securities                                   (20)            3
         Change in assets and liabilities:
               Increase in tenant accounts receivable                                   (240)         (936)
               (Increase) decrease in unbilled rent receivable                           (12)            6
               Decrease in tenant leasing costs                                            2             1
               Decrease (increase) in accounts receivable and other assets (1)            44          (405)
               (Decrease) increase in accounts payable and other liabilities (1)        (541)          435
               Increase in deferred revenue                                               81            74
                                                                                     -------      --------

            Net cash provided by (used in) operating activities                          623           (23)
                                                                                     -------      --------

Cash flows from investing activities:
   Disposition of properties                                                              34         3,163
   Improvements to rental property                                                      (371)         (452)
   (Decrease) increase in restricted cash                                                (48)          252
   Decrease in deposit on sale of property                                                --        (1,150)
   Purchase of investment securities                                                      --        (3,430)
   Sale of investment securities                                                       1,244           301
                                                                                     -------      --------

            Net cash provided by (used in) investing activities                          859        (1,316)
                                                                                     -------      --------

Cash flows from financing activities:
   Payments on wraparound mortgages (1)                                               (1,147)       (1,784)
                                                                                     -------      --------

            Net cash used in financing activities                                     (1,147)       (1,784)
                                                                                     -------      --------

            Increase (decrease) in cash and cash equivalents                             335        (3,123)

Cash and cash equivalents:
   Beginning of period                                                                 2,587         3,559
                                                                                     -------      --------

   End of period                                                                     $ 2,922      $    436
                                                                                     =======      ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                       $ 1,490      $  6,561
Supplemental disclosure of noncash investing and financing activities:
      Reduction in wraparound mortgages from forgiveness
         or assumption of debt, net of related discount                              $ 1,955      $ 16,295
      Net book value of properties conveyed                                          $ 1,204      $ 12,367
                                                                                     =======      ========

(1)   See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2003
                             (dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although the Company believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These combined financial statements should be read in conjunction with the combined financial statements and notes thereto filed with Form 10-K for the year ended December 31, 2002.

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

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. The leasing commissions are deferred over the life of their respective leases and $387 due to EBL&S is included in Accounts receivable and other assets on the Balance Sheet at March 31, 2003. Management fees are paid exclusively to EBL&S and are included in the Statement of Operations. Also, included in Accounts receivable and other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest at March 31, 2003. The Wraparound mortgages payable are held by National Property Analysts Employee Partnership (NPAEP), Penn Valley Pension Group (PVPG) and Main Line Pension Group. NPAEP and PVPG, which collectively own approximately 97 percent of the outstanding balance of the Wraparound mortgages payable, are controlled by Lipkin. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities are $1,233 due EBL&S and $90 due E&H at March 31, 2003. During the first quarter of 2002, NPAMLP sold a property located in Newberry, South Carolina for $1,080, which included the assumption of related debt in the amount of $650, to a limited partnership in which Lipkin owned a 1% interest of the general partner. The net gain

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2003
                             (dollars in thousands)

on this transaction, including the forgiveness of wraparound mortgages, net of discounts, was $784. During the third quarter of 2002, NPAMLP sold a property located in Fairfield, Iowa for $650 to a limited partnership in which Lipkin owned a 1% interest of the general partner. The net gain on this transaction, including the forgiveness of wraparound mortgages, net of discounts, was $690.

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

Note 4: Major Tenants

NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart") which, for the three months ended March 31, 2003 and 2002 accounted for approximately 43% and 50%, respectively, of the rental income earned by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of March 31, 2003, NPAMLP had 17 remaining leases with Kmart aggregating approximately 1,698,000 square feet. As of March 31, 2003, the total due from Kmart was $1,045 (see Management's Discussion and Analysis - Liquidity and Capital Resources). Four of the stores occupied by Kmart had been vacated as of December 31, 2001; however, Kmart had continued to make rental payments under the terms of its lease for each of these properties until three of the four leases were rejected by Kmart in bankruptcy during the first quarter of 2002. Subsequent to the filing of its bankruptcy petition, Kmart rejected the leases and ceased payment of rent on the Fort Wayne, Indiana; Lake Mary, Florida and Newberry, South Carolina properties effective February 1, 2002. The fourth Kmart lease vacant at December 31, 2001 was leased to another anchor tenant in 2002. During the year ended December 31, 1990, NPAMLP sold options for the purchase of the Fort Wayne, Indiana and Sparks, Nevada properties (the Sparks property was also leased to Kmart at December 31, 2001) and under these option agreements, the bankruptcy filing by Kmart constituted a default on the tenant leases. In January 2002, the Sparks property was conveyed to the holder of its option. As a result of this transaction, the Deposit on sale of property was reduced by $1,050 and the net gain, including forgiveness of wraparound mortgages, net of discounts was recorded for $2,014. In December 2002, the Fort Wayne property was conveyed to the holder of its option. As a result of this transaction, the Deposit on sale of property was reduced by $600 and the net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $1,136. NPAMLP has negotiated a short term lease with the subtenant at the Lake Mary property. If NPAMLP is unable to negotiate a further extension of this lease and negotiate a modification of the mortgage with the property's lender, the Lake Mary property could be lost to foreclosure. As of March 31, 2003, the carrying value of this property was $7,151 and the balance of the related wraparound mortgages payable, net of discounts, was $5,672. In March 2002, the Newberry property was sold to a limited partnership in which a related party owned a 1% general partner interest.

In the second quarter of 2002, leases at the Bowling Green, Ohio; and Hutchinson, Minnesota properties were rejected by Kmart in bankruptcy. There can be no assurance that new leases can be successfully negotiated or that the rental income will be comparable. The Hutchinson property is expected to be foreclosed and conveyed to the property's lender during 2003 and, as a result, its operations were included in Discontinued operations. The Bowling Green property had a carrying value of $1,930 and the balance of the related wraparound mortgages payable, net of discounts, was $5,601 as of March 31, 2003. As of March 31, 2003, the Hutchinson property had a carrying value of $895 and the balance of the related wraparound mortgages payable, net of discounts, was $2,128. As of March 31, 2003 and 2002 Kmart was current with respect to its post-petition obligations for its remaining leases.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2003
                             (dollars in thousands)

In January 2003, Kmart filed its Joint Plan of Reorganization and corresponding Disclosure Statement with the United States Bankruptcy Court. The Plan of Reorganization was confirmed in the second quarter of 2003 (see Note 11). In addition, in January 2003, Kmart submitted its second official store closing list of 326 stores which did not include any of the stores in properties owned by NPAMLP.

Note 5: Property Subject to Sales Contracts

During the years ended December 31, 1990 and 1995, NPAMLP sold options for the purchase of two and three rental properties, respectively. Aggregate proceeds received from the sale of the options were recorded as a Deposit on sale of property. Any gain or loss arising from these transactions was to be recognized at the date upon which title to the land and buildings is conveyed to the holder of the option. The 1990 options provided that title to the land and buildings was to be conveyed the holder of the options without additional consideration on November 14, 2003 (the Fort Wayne property) and December 11, 2006 (the Sparks property) or would be conveyed automatically to the holder of the options in the event of a default of the underlying tenant leases or mortgages. The properties subject to the 1990 options were leased by the Kmart at December 31, 2001. Under the option agreements, the bankruptcy filing by Kmart constituted a default on the tenant leases. In January and December 2002, the Sparks and Fort Wayne properties were conveyed to the holders of their options. The remaining 1995 option provides that title to the land and buildings will be conveyed to the holder of the option without additional consideration on June 30, 2003 (the Clackamas, Oregon property).

Note 6: Reclassification of Forgiveness of Wraparound Mortgages Payable on Disposition of Properties

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), Rescission of FASB Statements No. 4, 44, and 64. SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. Subsequent to December 31, 2002, management has re-evaluated the impact of SFAS No. 145, inclusive of the combined statement of operations, and consequently, NPAMLP adopted SFAS No. 145 effective January 1, 2003. As a result of this adoption, gains from extinguishment of debt previously reported as extraordinary for the period ended March 31, 2002, have been reclassified in the accompanying combined statement of operations for that period to conform to the presentation required by SFAS No. 145.

Note 7: Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supercedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2003
                             (dollars in thousands)

Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS No. 144 retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners), or is classified as held for sale. NPAMLP adopted SFAS No. 144 as of January 1, 2002 and accordingly, the results of operations of the properties disposed of or held for sale have been classified as Discontinued operations in the Combined Statements of Operations and Changes in Partners' Deficit for all the periods presented.

Note 8: Ground Leases / Finance Lease Obligation

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

In February, 2002, the ground lease on the Fairborn property was terminated and the property was conveyed to the ground lessor. The termination of this ground lease resulted from the inability of the property to generate sufficient cash flow to make future payments on its ground lease and underlying mortgage obligations due to the Kmart bankruptcy petition as well as other tenant vacancies within the property. As a result of this transaction, the Finance lease obligation was reduced by $500 and a net gain, including the forgiveness of wraparound mortgages, net of discounts, was recorded for $1,609.

Note 9: Settlement of Contingency

In January 2002, an agreement was reached to settle a dispute involving the interpretation of a lease. Under this agreement, the Wahpeton, North Dakota and Washington, Iowa properties were conveyed to the lessee and the Fairfield, Iowa and Huron, South Dakota properties were retained by NPAMLP. The Fairfield and Huron properties were subsequently sold in August, 2002 and February, 2002, respectively. The net gains on these transactions including the forgiveness of wraparound mortgages, net of discounts, were as follows: Wahpeton - $303; Washington - $282; Fairfield - $52 (resulting from forgiveness of debt only during the first quarter of 2002) and $690 (resulting from the subsequent sale); and Huron - $623.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2003
                             (dollars in thousands)

Note 10: Future Interest Agreement

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2003
                             (dollars in thousands)

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

Note 11: Subsequent Event

On May 6, 2003, the Kmart Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. NPAMLP does not expect that Kmart's reorganization will have a material impact on NPAMLP's financial position or results of operations (see Note 4).

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Management's Discussion and analysis of Results of
                       Operations and Financial Condition
                             (dollars in thousands)

Liquidity and Capital Resources

Net cash provided by operating and investing activities for the three month period ended March 31, 2003 was $623 and $859, respectively. Net cash used in financing activities was $1,147. As a result of the above, there was a $335 increase in cash and cash equivalents for the three months ended March 31, 2003. This was primarily the result of selling short-term investment securities, which was substantially offset by payments on wraparound mortgages.

During 2003 and 2002, NPAMLP had two outstanding lines of credit with E&H, a related party, under which E&H has agreed to advance up to $1,250 to NPAMLP for the purposes of making capital and tenant improvements to the properties (the NPAMLP Lines). The NPAMLP Lines include a $1,000 and a $250 line of credit. Pursuant to the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E & H. As of March 31, 2003, there were $770 of advances under the NPAMLP Lines.

As of March 31, 2003, the third party underlying mortgages were current for all the properties except the properties located in Lake Mary, Florida; Hutchinson, Minnesota; Huntington, West Virginia; Taylorville, Illinois and Waverly, Ohio. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code which caused a default on the leases at the Lake Mary and Hutchinson properties (see Note 4). NPAMLP is currently in negotiations with the sub tenant of the Lake Mary property and the property's lender (see Note 4). If these negotiations are not successful, the property could be lost to foreclosure. This would result in a net loss on disposition of properties including forgiveness of wraparound mortgages, net of related discounts, of approximately $1,479. The Hutchinson property is expected to be lost to foreclosure (see Note 4). This would result in a net gain on disposition of properties including forgiveness of wraparound mortgages, net of discounts, of approximately $1,233. The Huntington, Taylorville and Waverly properties are encumbered by one third party underlying mortgage which is cross-collateralized and cross-defaulted. NPAMLP is currently in negotiations with the holder of this mortgage to modify its terms. If these negotiations are not successful, the properties could be lost to foreclosure. This would result in a net gain on disposition of properties including forgiveness of wraparound mortgages, net of related discounts, of approximately $2,520.

As of March 31, 2003, NPAMLP was obligated for approximately $215 in real estate taxes and penalties due on various properties occupied by Kmart for which Kmart was obligated to pay the taxes directly to the respective taxing authority. These taxes are being treated by Kmart as pre-petition obligations and accordingly will not be paid until the leases have been affirmed or assigned in bankruptcy (see Note 4). As of March 31, 2003, NPAMLP had accounts receivable from Kmart of approximately $1,045 which included approximately $681 due for taxes, $189 due for percentage rent and $63 due for other pre-petition charges which will not be collected by NPAMLP until Kmart affirms or assigns the respective leases in bankruptcy (see Note 4).

As of March 31, 2003, NPAMLP was obligated for approximately $56 of capital commitments which are primarily for roof replacement.

Critical Accounting Policies

There were no significant changes to NPAMLP's critical accounting policies and estimates during the three months ended March 31, 2003 except for the reclassification of Forgiveness of Wraparound Mortgages Payable on Disposition of Properties (see Note 6).

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Management's Discussion and analysis of Results of
                       Operations and Financial Condition
                             (dollars in thousands)

Results of Operations

NPAMLP owned 39 and 43 properties at March 31, 2003 and 2002, respectively.

NPAMLP's primary anchor tenant is Kmart which accounted for approximately 43% and 50% of the rental income earned by NPAMLP for the three months ended March 31, 2003 and 2002, respectively. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of March 31, 2003, NPAMLP had 17 remaining leases with Kmart aggregating approximately 1,698,000 square feet (see Note 4).

As a result of Kmart's bankruptcy petition and subsequent rejection of certain leases, the Sparks and Fort Wayne properties were disposed and the Lake Mary property could be disposed (see Notes 4 and 5). Also, the Kmart leases at the Hutchinson and Bowling Green properties were rejected during the second quarter of 2002. The Hutchinson property is expected to be lost to foreclosure and, with respect to the Bowling Green property, there can be no assurance that new leases can be successfully negotiated or that the rental income will be comparable (see
Note 4).

During the first quarter of 2002, NPAMLP sold the Newberry property to a limited partnership in which Edward B. Lipkin, a related party, owned a 1% interest of the general partner (see Note 3).

In January 2002, an agreement was reached to settle a dispute involving the interpretation of a lease. Under this agreement, the Wahpeton and Washington properties were conveyed to the lessee and the Fairfield and Huron properties were retained by NPAMLP (see Note 9). The Fairfield and Huron properties were subsequently sold in August, 2002 (see Note 3 and 9) and February, 2002 (see
Note 9), respectively.

In February 2002, the ground lease on the Fairborn property was terminated in accordance with its terms and the property was conveyed to the ground lessee (see Note 8).

In May 2002, the Borger, Texas property was sold. The net gain on this transaction including the forgiveness of wraparound mortgages payable, net of discounts, was $444. In June 2002, a portion of the Cottage Grove, Minnesota property was sold. The net loss on this transaction was $566.

On January 1, 2002, NPAMLP adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see Note 7).

In February 2003, the Escanaba, Michigan property was sold. The net gain on this transaction including the forgiveness of wraparound mortgages payable, net of discounts, was $456. In March 2003, the vacant anchor tenant space at the Wheelersburg, Ohio property was sold. The net gain on this transaction was $329.

On January 1, 2003, NPAMLP adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64 (see Note 6).

Loss from continuing operations increased for the three month period ended March 31, 2003 versus March 31, 2002 by $7,294. The increase was primarily composed of
(1) a $7,183 decrease in Forgiveness of wraparound mortgages payable on disposition of properties which was a result of the above property dispositions (see Note 6); and (2) a $134 increase in Operating loss. The increase in Operating loss was primarily due to decreased rental income and increased common area maintenance (primarily for snow removal), general and administrative (primarily for legal and other professional fees associated with the Kmart bankruptcy and property redevelopment) and real estate tax expenses. This increase in Operating loss was substantially offset by decreased interest expenses and increased other charges to tenants.

                                    PART II

Item 6(A). Exhibits

               Exhibit No.    Description
               -----------    -----------
                  99.1        Certification Pursuant To Section 906 of
                              Sarbanes-Oxley Act of 2002.

                  99.2        Certification Pursuant To Section 906 of
                              Sarbanes-Oxley Act of 2002.

                  99.3        Certification Pursuant To Section 906 of
                              Sarbanes-Oxley Act of 2002.

Item 6(B). Reports on Form 8-K

                  The registrant was not required to file any current reports on Form 8-K during the three months ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        National Property Analysts Master
                                        Limited Partnership
                                        ----------------------------------------
                                        (Registrant)

                                        Date: May 12, 2003
                                              ----------------------------------

                                        By:   EBL&S, Inc., its managing general
                                              partner
                                              ----------------------------------

                                        By:   /s/ Edward B. Lipkin
                                              ----------------------------------
                                              Name:  Edward B. Lipkin
                                              Title: President


                                        By:   Feldman International, Inc., its
                                              equity general partner
                                              ----------------------------------

                                        By:   /s/ Robert McKinney
                                              ----------------------------------
                                              Name: Robert McKinney
                                              Title: President

                        CERTIFICATION OF QUARTERLY REPORT

      I, Edward B. Lipkin, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of National Property Analysts Master Limited Partnership;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that would significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 12, 2003
            ----------------------------

      By: EBL&S, Inc., the registrant's
          managing general partner
          ------------------------------


      By: /s/ Edward B. Lipkin
          ------------------------------
          Name:  Edward B. Lipkin
          Title: President

                        CERTIFICATION OF QUARTERLY REPORT

      I, Robert McKinney, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of National Property Analysts Master Limited Partnership;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that would significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 12, 2003
            ----------------------------

      By: Feldman International Inc.,
          the registrant's equity
          general partner
          ------------------------------


      By: /s/ Robert McKinney
          ------------------------------
          Name:  Robert McKinney
          Title: President

                        CERTIFICATION OF QUARTERLY REPORT

      I, David A. Simon, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of National Property Analysts Master Limited Partnership;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that would significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 12, 2003
            ----------------------------

      By: EBL&S Property Management
          Inc., Agent for the registrant
          ------------------------------


      By: /s/ David A. Simon
          ------------------------------
          Name:  David A. Simon
          Title: Vice President and
                 Chief Financial Officer