Form 10-Q
period 2003-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2003-08-14
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

                                    Yes [X]   No [ ]

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest                     97,752 units
-------------------------------------           -------------------------------
            (Class)                             (Outstanding at August 13, 2003)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX

                                                                          Page No.
                                                                          -------
PART I. FINANCIAL INFORMATION

  Item 1. Combined Financial Statements (Unaudited)

      Combined Balance Sheets June 30, 2003 and December 31, 2002             2

      Combined Statements of Operations and Changes in Partners' Deficit
          Three and six months ended June 30, 2003 and 2002                   3

      Combined Statements of Cash Flows
          Six months ended June 30, 2003 and 2002                             4

      Notes to Combined Financial Statements June 30, 2003 and 2002           5

  Item 2. Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                          11

  Item 4 Controls and Procedures                                             13

PART II. OTHER INFORMATION

  Item 6(A). Exhibits                                                        14
  Item 6(B). Reports on Form 8-K                                             14

SIGNATURES

  Signatures                                                                 15

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                            (A LIMITED PARTNERSHIP)

                            COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        JUNE 30,
                                                                          2003     DECEMBER 31,
                                                                      (UNAUDITED)      2002
                                                                      -------------------------
                                      ASSETS
Rental property, at cost:
   Land                                                                $  11,590    $  11,983
   Building                                                              172,357      176,756
                                                                       ----------------------
   Less: accumulated depreciation                                        183,947      188,739
         Rental property, net                                            104,710      105,559
                                                                       ----------------------
                                                                          79,237       83,180

Cash and cash equivalents                                                  2,879        2,587
Restricted cash                                                            2,506        2,384
Investment securities available for sale, at market                          258        1,453
Tenant accounts receivable, net of allowance of $200 for
   2003 and $250 for 2002, respectively                                      282          745
Unbilled rent receivables                                                    252          226
Tenant leasing costs                                                          17           20
Accounts receivable and other assets (1)                                   1,193        1,280
                                                                       ----------------------

Total assets                                                           $  86,624    $  91,875
                                                                       ======================
                        LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable (1)                                       $ 245,001    $ 252,746
Less: unamortized discount based on imputed interest rate of 12% (1)     116,158      122,319
                                                                       ----------------------
      Wraparound mortgages payable less unamortized discount (1)         128,843      130,427

Due to Pension Groups (1)                                                    576          576
Other borrowings (1)                                                         770          770
Accounts payable and other liabilities (1)                                 2,913        3,381
Deferred revenue                                                             956          500
Finance lease obligation                                                   2,150        2,150
Deposit on sale of property                                                    -          301
                                                                       ----------------------
      Total liabilities                                                  136,208      138,105

Unrealized gain (loss) on investment securities                                5          (24)
Partners' deficit                                                        (49,589)     (46,206)
                                                                       ----------------------

      Total partners' deficit                                            (49,584)     (46,230)
                                                                       ----------------------

Total liabilities and partners' deficit                                $  86,624    $  91,875
                                                                       ======================

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                            (A LIMITED PARTNERSHIP)

COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                                       THREE MONTHS             SIX MONTHS
                                                                          ENDED                    ENDED
                                                                         JUNE 30,                 JUNE 30,
                                                                  --------------------------------------------
                                                                     2003        2002        2003        2002
                                                                  --------------------------------------------
Income:
  Rental Income                                                   $  3,554    $  3,601    $  7,233    $  7,410
  Other charges to tenants                                           1,097       1,094       2,382       2,165
  Interest and divided income                                           19          64          67         114
                                                                  --------------------------------------------
     Total income                                                    4,670       4,759       9,682       9,689
                                                                  --------------------------------------------
Operating expenses:
  Interest expense (1)                                               3,288       2,960       6,346       6,165
  Real estate taxes                                                  1,047       1,026       2,168       1,992
  Management fees (1)                                                  262         216         461         435
  Common area maintenance expenses                                     425         481       1,035         933
  Ground rent                                                          141         129         286         274
  Repairs and maintenance                                              157          83         265         167
  General and administrative                                           173         191         378         296
  Depreciation                                                       1,382       1,298       2,777       2,696
  Amortization                                                          52          44         104          88
                                                                  --------------------------------------------
     Total operating expenses                                        6,927       6,428      13,820      13,046
                                                                  --------------------------------------------
     Operating loss                                                 (2,257)     (1,669)     (4,138)     (3,357)

Other income (loss):
  Realized gain (loss) on investment securities                          -          (2)         20          (5)
  Gain on forgiveness of wraparound mortgages payable
    on disposition of properties (1)                                   453         504         822       8,056
                                                                  --------------------------------------------
      (Loss) Income from continuing operations                      (1,804)     (1,167)     (3,296)     (4,694)

Discontinued operations:
  Loss from operations of discontinued components (including gain on disposition of properties of $115 in 2003 and
    loss on disposition of properties of $2.399 in 2002) (1)          (387)       (978)        (87)     (3,229)
                                                                  --------------------------------------------
      Net(loss) Income                                              (2,191)     (2,145)     (3,383)     (1,465)

Partners' deficit
  Beginning of period                                              (47,389)    (39,790)    (46,206)    (43,453)
  Net change in unrealized (loss) gain on investment securities         (4)       (125)          5         (72)
                                                                  --------------------------------------------

  End of period                                                   ($49,584)   ($42,060)   ($49,584)   ($42,060)
                                                                  ============================================

Net (loss) income per unit                                        ($ 22.41)   ($ 21.94)   ($ 34.61)    $ 14.99
                                                                  ============================================

(1) See Note 3: Related party Transactions.

See accompanying notes to combined financial statements.

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                            (A LIMITED PARTNERSHIP)

                 COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS
                                                                                     ENDED
                                                                                    JUNE 30,
                                                                              --------------------
                                                                                2003        2002
                                                                              --------    --------
Cash flows from operating activities:
  Net (loss) income
  Adjustments to reconcile net (loss) income to net cash                      ($ 3,383)   $  1,465
    provided by (used in) operating activities:
      Depreciation                                                               2,868       3,380
      Amortization of discount (1)                                               3,688       3,339
      Reduction in provision for bad debts                                         (50)         --
      Net gain on disposition of properties including
        forgiveness of wraparound mortgages payable (1)                           (938)     (5,855)
      Gain on finance lease obligation                                              --        (500)
      Realized (gain) loss on investment securities                                (20)          3
      Change in assets and liabilities:
          Decrease (increase) in tenant accounts receivable                        513        (629)
          (Increase) decrease in unbilled rent receivable                          (26)         26
          Decrease in tenant leasing costs                                           3           2
          Decrease (increase) in accounts receivable and other assets (1)           87         (46)
          (Decrease) increase in accounts payable and other liabilities (1)       (468)        689
          Increase in deferred revenue                                             456         202
                                                                              --------------------

      Net cash provided by operating activities                                  2,730       2,277
                                                                              --------------------

Cash flows from investing activities:
  Disposition of properties                                                        334       3,443
  Improvements to rental property                                               (1,300)       (839)
  Decrease in restricted cash                                                     (122)       (510)
  Decrease in deposit on sale of property                                         (301)     (1,150)
  Purchase of investment securities                                                 --      (3,273)
  Sale of investment securities                                                  1,245         301
                                                                              --------------------

      Net cash used in investing activities                                       (144)     (2,028)
                                                                              --------------------
Cash flows from financing activities:
  Payments on wraparound mortgages (1)                                          (2,294)     (3,051)
  Proceeds from other borrowings                                                     -         233
                                                                              --------------------

      Net cash used in financing activities                                     (2,294)     (2,818)
                                                                              --------------------
      Increase (decrease) in cash and cash equivalents                             292      (2,589)

Cash and cash equivalents:
  Beginning of period                                                            2,587       3,559
                                                                              --------------------

  End of period                                                               $  2,879    $    990
                                                                              ====================
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                  $  2,960    $  3,259
Supplemental disclosure of noncash investing and financing activities:
    Reduction in wraparound mortgages from forgiveness
      or assumption of debt, net of related discount                          $  2,979    $ 17,241
    Net book value of properties conveyed                                     $  2,375    $ 13,606
                                                                              ====================

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2003
                             (dollars in thousands)

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

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. The leasing commissions are deferred over the life of their respective leases and $397 due to EBL&S for leasing commissions is included in Accounts receivable and other assets on the Balance Sheet at June 30, 2003. Management fees are paid exclusively to EBL&S and are included in the Statement of Operations. Also, included in Accounts receivable and other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest at June 30, 2003. The Wraparound mortgages payable are held by National Property Analysts Employee Partnership (NPAEP), Penn Valley Pension Group (PVPG) and Main Line Pension Group. NPAEP and PVPG, which collectively own approximately 97 percent of the outstanding balance of the Wraparound mortgages payable, are controlled by Lipkin. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities are $1,320 due EBL&S and $100 due E&H at June 30, 2003. During the first quarter of 2002, NPAMLP sold a property located in Newberry, South Carolina for $1,080, which included the assumption of related debt in the amount of $650, to a limited partnership in which Lipkin owned

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2003
                             (dollars in thousands)

a 1% interest of the general partner. The net gain on this transaction, including the forgiveness of wraparound mortgages, net of discounts, was $784. During the third quarter of 2002, NPAMLP sold a property located in Fairfield, Iowa for $650 to a limited partnership in which Lipkin owned a 1% interest of the general partner. The net gain on this transaction, including the forgiveness of wraparound mortgages, net of discounts, was $690.

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

Note 4: Major Tenants

NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart") which, for the six months ended June 30, 2003 and 2002 accounted for approximately 43% and 50%, respectively, of the rental income earned by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2003, NPAMLP had 17 remaining leases with Kmart aggregating approximately 1,698,000 square feet. As of June 30, 2003, the total due from Kmart was $338 (see Management's Discussion and Analysis - Liquidity and Capital Resources). Four of the stores occupied by Kmart had been vacated as of December 31, 2001; however, Kmart had continued to make rental payments under the terms of its lease for each of these properties until three of the four leases were rejected by Kmart in bankruptcy during the first quarter of 2002. Subsequent to the filing of its bankruptcy petition, Kmart rejected the leases and ceased payment of rent on the Fort Wayne, Indiana; Lake Mary, Florida and Newberry, South Carolina properties effective February 1, 2002. The fourth Kmart lease vacant at December 31, 2001 was leased to another anchor tenant in 2002. During the year ended December 31, 1990, NPAMLP sold options for the purchase of the Fort Wayne, Indiana and Sparks, Nevada properties (the Sparks property was also leased to Kmart at December 31, 2001) and under the terms of these option agreements, the bankruptcy filing by Kmart constituted a default on the option agreements. In January 2002, the Sparks property was conveyed to the holder of its option. As a result of this transaction, the Deposit on sale of property was reduced by $1,050 and the net gain, including forgiveness of wraparound mortgages, net of discounts was recorded for $2,014. In December 2002, the Fort Wayne property was conveyed to the holder of its option. As a result of this transaction, the Deposit on sale of property was reduced by $600 and the net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $1,136. NPAMLP has negotiated a short term lease with the subtenant at the Lake Mary property. In August 2003, the lender on the Lake Mary property commenced an action to foreclose on its mortgage. If NPAMLP is unable to negotiate a further extension of the lease and negotiate a modification of the mortgage with the property's lender, the Lake Mary property could be lost to foreclosure. As of June 30, 2003, the carrying value of this property was $7,103 and the balance of the related wraparound mortgages payable, net of discounts, was $5,853. In March 2002, the Newberry property was sold to a limited partnership in which a related party owned a 1% general partner interest.

In the second quarter of 2002, leases at the Bowling Green, Ohio and Hutchinson, Minnesota properties were rejected by Kmart in bankruptcy. As of June 30, 2003, the Hutchinson property had a carrying value of $878 and the balance of the related wraparound mortgages payable, net of discounts, was $2,187. The Hutchinson property was foreclosed and conveyed to the property's lender in the third quarter of 2003 and, as a result, its operations were included in Discontinued operations. A net gain of $1,309, including forgiveness of wraparound mortgages, net of discounts will be included in the results of operations of NPAMLP in the third quarter of 2003. The Bowling Green property had a

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2003
                             (dollars in thousands)

carrying value of $1,885 and the balance of the related wraparound mortgages payable, net of discounts, was $5,663 as of June 30, 2003. With respect to the Bowling Green property, there can be no assurance that new leases can be successfully negotiated or that the rental income will be comparable

In January 2003, Kmart filed its Joint Plan of Reorganization and corresponding Disclosure Statement with the United States Bankruptcy Court. The Plan of Reorganization was confirmed in the second quarter of 2003 (see Note 11). In addition, in January 2003, Kmart submitted its second official store closing list of 326 stores which did not include any of the stores in properties owned by NPAMLP.

On May 6, 2003, the Kmart Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. NPAMLP does not expect that Kmart's reorganization will have a material impact on NPAMLP's financial position or results of operations.

Note 5: Property Subject to Sales Contracts

During the years ended December 31, 1990 and 1995, NPAMLP sold options for the purchase of two and three rental properties, respectively. Aggregate proceeds received from the sale of the options were recorded as a Deposit on sale of property. Any gain or loss arising from these transactions was to be recognized at the date upon which title to the land and buildings is conveyed to the holder of the option. The 1990 options provided that title to the land and buildings was to be conveyed the holder of the options without additional consideration on November 14, 2003 (the Fort Wayne property) and December 11, 2006 (the Sparks property) or would be conveyed automatically to the holder of the options in the event of a default of the underlying tenant leases or mortgages. The properties subject to the 1990 options were leased by the Kmart at December 31, 2001. Under the terms of the option agreements, the bankruptcy filing by Kmart constituted a default under the agreements. As a consequence, in January and December 2002, the Sparks and Fort Wayne properties were conveyed to the holders of their options. Two of the three properties subject to the 1995 options were conveyed in accordance with the options' terms to the holders of those options during the year ended December 31, 1998. The remaining 1995 option provided that title to the land and buildings was to be conveyed to the holder of the option without additional consideration on June 30, 2003 (the Clackamas, Oregon property). In accordance with the terms of this agreement, the Clackamas property was conveyed to the holder of the option agreement on June 30, 2003. As a result of this transaction, the Deposit on sale of property was reduced by $301 and a net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $152 during the second quarter of 2003.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2003
                             (dollars in thousands)

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

In February, 2002, the ground lease on the Fairborn property was terminated and the property was conveyed to the ground lessor. The termination of this ground lease resulted from the inability of the property to generate sufficient cash flow to make future payments on its ground lease and underlying mortgage obligations due to the Kmart bankruptcy petition as well as other tenant vacancies at the property. As a result of this transaction, the Finance lease obligation was reduced by $500 and a net gain, including the forgiveness of wraparound mortgages, net of discounts, was recorded for $1,609.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2003
                             (dollars in thousands)

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2003
                             (dollars in thousands)

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

Management's Discussion and analysis of Results of Operations and Financial
                                    Condition
                             (dollars in thousands)

Liquidity and Capital Resources

Net cash provided by operating activities for the six month period ended June 30, 2003 was $2,730. Net cash used in investing and financing activities was $144 and $2,294, respectively. As a result of the above, there was a $292 increase in cash and cash equivalents for the six months ended June 30, 2003. This was primarily the result of selling short-term investment securities, which was substantially offset by payments on wraparound mortgages.

During 2003 and 2002, NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, a related party, under which E&H has agreed to advance up to $1,250 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines are composed of a $1,000 and a $250 line of credit. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E & H. As of June 30, 2003, there were $770 of advances under the NPAMLP Lines.

As of June 30, 2003, the third party underlying mortgages were current for all the properties except the properties located in Lake Mary, Florida; Hutchinson, Minnesota; Huntington, West Virginia; Taylorville, Illinois and Waverly, Ohio. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code which caused a default on the mortgages at the Lake Mary and Hutchinson properties (see Note 4). NPAMLP has negotiated a short term lease with a new tenant at the Lake Mary property and is in negotiations with the property's lender (see Note 4). In August 2003, the lender filed an action to foreclose on its mortgage on the Lake Mary property. If these negotiations are not successful, the property could be lost to foreclosure. This would result in a net loss on disposition of properties including forgiveness of wraparound mortgages, net of related discounts, of approximately $1,250. The Hutchinson property was foreclosed in the third quarter of 2003 (see Note 4). As a result, a net gain on disposition of properties, including forgiveness of wraparound mortgages, net of discounts, of approximately $1,309 will be recorded in the third quarter of 2003. The Huntington, Taylorville and Waverly properties are encumbered by one third party underlying mortgage which is cross-collateralized and cross-defaulted. NPAMLP is currently in negotiations with the holder of this mortgage to modify its terms. If these negotiations are not successful, the properties could be lost to foreclosure. This would result in a net gain on disposition of properties including forgiveness of wraparound mortgages, net of related discounts, of approximately $2,717.

On May 6, 2003, the Kmart Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. NPAMLP does not expect that Kmart's reorganization will have a material impact on NPAMLP's financial position or results of operations.

As of June 30, 2003, NPAMLP had accounts receivable from Kmart of approximately $338 which included approximately $180 due for taxes and $158 for other charges of which approximately $251 was for pre-petition charges which, as of the filing date of this document, have yet to be collected by NPAMLP (see Note 4).

As of June 30, 2003, NPAMLP was obligated for approximately $200 of capital commitments which are primarily for asphalt repairs and tenant improvements.

Critical Accounting Policies

There were no significant changes to NPAMLP's critical accounting policies and estimates during the three months ended June 30, 2003.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

Management's Discussion and analysis of Results of Operations and Financial
                                    Condition
                             (dollars in thousands)

Results of Operations

NPAMLP owned 38 and 42 properties at June 30, 2003 and 2002, respectively.

NPAMLP's primary anchor tenant is Kmart which accounted for approximately 43% and 50% of the rental income earned by NPAMLP for the six months ended June 30, 2003 and 2002, respectively. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2003, NPAMLP had 17 remaining leases with Kmart aggregating approximately 1,698,000 square feet (see Note 4).

As a result of Kmart's bankruptcy petition and subsequent rejection of certain leases, the Sparks and Fort Wayne properties were disposed and the Lake Mary property could be disposed (see Notes 4 and 5). Also, the Kmart leases at the Hutchinson and Bowling Green properties were rejected during the second quarter of 2002. The Hutchinson property was foreclosed in the third quarter of 2003. With respect to the Bowling Green property, there can be no assurance that new leases can be successfully negotiated or that the rental income will be comparable (see Note 4).

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

On June 30, 2003, the Clackamas, Oregon property was conveyed to the holder of a 1995 option agreement in accordance with its terms. The net gain on this transaction was $152 (see note 5).

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

Management's Discussion and analysis of Results of Operations and Financial
                                    Condition
                             (dollars in thousands)

On January 1, 2003, NPAMLP adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64 (see Note 6).

Loss from continuing operations increased for the three and six month periods ended June 30, 2003 versus June 30, 2002 by $637 and $7,990, respectively. The increase for the six month periods was primarily composed of (1) a $7,234 decrease in Forgiveness of wraparound mortgages payable on disposition of properties which was a result of the above property dispositions (see Note 6); and (2) a $781 increase in Operating loss. The increase in Operating loss was primarily due to increased Real estate taxes, Interest expense and Repair and maintenance expenses. The decrease in Rental income for the six months ended June 30, 3003 was primarily due to the rejections of the Kmart leases at the Bowling Green and Hutchinson properties.

Controls and Procedures

NPAMLP's managing general partner, equity general partner and its agent's chief financial officer, after evaluating the effectiveness of NPAMLP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that NPAMLP's disclosure controls and procedures were adequate and designed to ensure that material information relating to NPAMLP would be made known to them by others within NPAMLP or agents of NPAMLP.

There were no changes in NPAMLP's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during NPAMLP's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, NPAMLP's internal control over financial reporting.

                                     PART II

Item 6(A). Exhibits

                   Exhibit No.    Description
                   -----------    -----------
                       31.1       Certification Pursuant To Section 302 of Sarbanes-Oxley Act of 2002.

                       31.2       Certification Pursuant To Section 302 of Sarbanes-Oxley Act of 2002.

                       31.3       Certification Pursuant To Section 302 of Sarbanes-Oxley Act of 2002.

                       32         Certification Pursuant To Section 906 of Sarbanes-Oxley Act of 2002.

Item 6(B). Reports on Form 8-K

                  The registrant was not required to file any current reports on Form 8-K during the three months ended June 30, 2003.

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

                                       National Property Analysts Master Limited
                                       Partnership
                                       -----------------------------------------
                                       (Registrant)

                                       Date: August 13, 2003

                                       By: EBL&S, Inc., its managing general
                                           partner
                                           -------------------------------------

                                       By: /s/ Edward B. Lipkin
                                           -------------------------------------
                                           Name:  Edward B. Lipkin
                                           Title: President

                                       By: Feldman International, Inc., its
                                           equity general partner
                                           -------------------------------------

                                       By: /s/ Robert McKinney
                                           -------------------------------------
                                           Name:  Robert McKinney
                                           Title: President