Form 10-Q
period 2003-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2003-11-13
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

                                Yes  X      No
                                    ---         ---

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest                    97,752 units
-------------------------------------         ---------------------------------
           (Class)                            (Outstanding at November 11, 2003)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX


                                                                                       Page No.
                                                                                       --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Combined Financial Statements (Unaudited)

      Combined Balance Sheets  -  September 30, 2003 and December 31, 2002                  2

      Combined Statements of Operations and Changes in Partners' Deficit
          - Three and Nine months ended September 30, 2003 and 2002                         3

      Combined Statements of Cash Flows
          - Nine months ended September 30, 2003 and 2002                                   4

      Notes to Combined Financial Statements  -  September 30, 2003 and 2002                5

  Item 2.  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                                        11

  Item 4 Controls and Procedures                                                           13


PART II.  OTHER INFORMATION

  Item 2.     Changes in Securities and Use of Proceeds                                    14
  Item 6(A).  Exhibits                                                                     14
  Item 6(B).  Reports on Form 8-K                                                          14


SIGNATURES

  Signatures                                                                               15

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                            (A LIMITED PARTNERSHIP)

                            COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                                 2003              2002
                                                                                             -------------    -------------
                                                                                              (UNAUDITED)
                                                      ASSETS
          Rental property, at cost:
              Land                                                                           $      11,411    $      11,983
              Buildings                                                                            169,635          176,756
                                                                                             -------------    -------------
                                                                                                   181,046          188,739
              Less: accumulated depreciation                                                       103,897          105,559
                                                                                             -------------    -------------
                      Rental property, net                                                          77,149           83,180

          Cash and cash equivalents                                                                    142            2,587
          Restricted cash                                                                            2,176            2,384
          Investment securities available for sale, at market                                        1,212            1,453
          Tenant accounts receivable, net of allowance of $150 for
              2003 and $250 for 2002, respectively                                                     248              745
          Unbilled rent receivable                                                                     266              226
          Tenant leasing costs                                                                          16               20
          Accounts receivable and other assets (1)                                                   1,144            1,280
                                                                                             -------------    -------------
          Total assets                                                                       $      82,353    $      91,875
                                                                                             =============    =============
                                         LIABILITIES AND PARTNERS' DEFICIT

          Wraparound mortgages payable (1)                                                   $     240,121    $     252,746
          Less: unamortized discount based on imputed interest rate of 12% (1)                     112,785          122,319
                                                                                             -------------    -------------
                      Wraparound mortgages payable less unamortized discount (1)                   127,336          130,427

          Due to Pension Groups (1)                                                                    576              576
          Other borrowings (1)                                                                         320              770
          Accounts payable and other liabilities (1)                                                 2,923            3,381
          Deferred revenue                                                                             206              500
          Finance lease obligation                                                                   2,150            2,150
          Deposit on sale of property                                                                   --              301
                                                                                             -------------    -------------
                      Total liabilities                                                            133,511          138,105

          Unrealized gain (loss) on investment securities                                               --              (24)
          Partners' deficit                                                                        (51,158)         (46,206)
                                                                                             -------------    -------------
                      Total partners' deficit                                                      (51,158)         (46,230)
                                                                                             -------------    -------------
          Total liabilities and partners' deficit                                            $      82,353    $      91,875
                                                                                             =============    =============


(1) See Note 3:  Related Party Transactions.

See accompanying notes to combined financial statements.

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                            (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)


                                                                               THREE MONTHS                    NINE MONTHS
                                                                                   ENDED                          ENDED
                                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                                         --------------------------    --------------------------
                                                                             2003          2002           2003             2002
                                                                         -----------    -----------    -----------    -----------
Income:
    Rental income                                                        $     3,436    $     3,844    $    10,669    $    11,254
    Other charges to tenants                                                   1,068            937          3,450          3,102
    Interest and dividend income                                                  19             48             86            162
                                                                         -----------    -----------    -----------    -----------
            Total income                                                       4,523          4,829         14,205         14,518
                                                                         -----------    -----------    -----------    -----------

Operating expenses:
    Interest expense (1)                                                       3,496          2,950          9,842          9,115
    Real estate taxes                                                            971            834          3,139          2,826
    Management fees (1)                                                          222            219            683            654
    Common area maintenance expenses                                             482            413          1,517          1,346
    Ground rent                                                                  129            106            415            380
    Repairs and maintenance                                                      219             48            484            215
    General and administrative                                                   382            197            760            493
    Depreciation                                                               1,379          1,412          4,156          4,108
    Amortization                                                                  52             37            156            125
                                                                         -----------    -----------    -----------    -----------
            Total operating expenses                                           7,332          6,216         21,152         19,262
                                                                         -----------    -----------    -----------    -----------
            Operating loss                                                    (2,809)        (1,387)        (6,947)        (4,744)

Other income (loss):
    Realized gain (loss) on investment securities                                 --             --             20             (5)
    Gain on forgiveness of wraparound mortgages payable
        on disposition of properties (1)                                         594            264          1,416          8,320
                                                                         -----------    -----------    -----------    -----------
            (Loss) income from continuing operations                          (2,215)        (1,123)        (5,511)         3,571

Discontinued operations:
    Gain (loss) f rom operations of discontinued components (including a gain on disposition of properties of $741 and $856 for the three and nine month periods ended September 30, 2003,
      respectively; and a gain and (loss) on disposition of
      properties of $370 and ($2,030) for the three and nine
      month periods ended September 30, 2002, respectively                       646            261            559         (2,968)
                                                                         -----------    -----------    -----------    -----------
            Net (loss) income                                                 (1,569)          (862)        (4,952)           603

Partners' deficit:
    Beginning of period                                                      (49,593)       (42,060)       (46,206)       (43,453)
    Net change in unrealized gain (loss) on investment securities                  4           (217)             0           (289)
                                                                         -----------    -----------    -----------    -----------
    End of period                                                        $   (51,158)   $   (43,139)   $   (51,158)   $   (43,139)
                                                                         ===========    ===========    ===========    ===========
Net (loss) income per unit                                               $    (16.05)   $     (8.82)   $    (50.66)   $      6.17
                                                                         ===========    ===========    ===========    ===========

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               NINE MONTHS
                                                                                                  ENDED
                                                                                               SEPTEMBER 30,
                                                                                        --------------------------
                                                                                           2003           2002
                                                                                        -----------    -----------
Cash flows from operating activities:
    Net (loss) income                                                                   $    (4,952)   $       603
    Adjustments to reconcile net (loss) income to net cash
        provided by (used in) operating activities:
            Depreciation                                                                      4,254          4,826
            Amortization of discount (1)                                                      5,544          5,143
            (Reduction in) provision for bad debts                                             (100)           110
            Net gain on disposition of properties including
                forgiveness of wraparound mortgages payable (1)                              (2,273)        (6,290)
            Gain on finance lease obligation                                                     --           (500)
            Realized (gain) loss on investment securities                                       (20)             3
            Change in assets and liabilities:
                    Decrease (increase) in tenant accounts receivable                           597           (654)
                    (Increase) decrease in unbilled rent receivable                             (40)             6
                    Decrease in tenant leasing costs                                              4              4
                    Decrease (increase) in accounts receivable and other assets (1)             136           (114)
                    (Decrease) increase in accounts payable and other liabilities (1)          (358)           698
                    (Decrease) increase in deferred revenue                                    (294)            37
                                                                                        -----------    -----------
                Net cash provided by operating activities                                     2,498          3,872
                                                                                        -----------    -----------
Cash flows from investing activities:
      Disposition of properties                                                                 334          3,856
      Improvements to rental property                                                        (1,469)        (1,128)
      Decrease in deposit on sale of property                                                  (301)        (1,150)
      Decrease (increase) in restricted cash                                                    208           (224)
      Purchase of investment securities                                                        (960)        (3,740)
      Sale of investment securities                                                           1,245            814
                                                                                        -----------    -----------
                Net cash used in investing activities                                          (943)        (1,572)
                                                                                        -----------    -----------
Cash flows from financing activities:
      Payments on wraparound mortgages (1)                                                   (3,450)        (4,320)
      (Payments on) proceeds from other borrowings (1)                                         (450)            37
      Payments of accrued interest on other borrowings (1)                                     (100)            --
                                                                                        -----------    -----------
                Net cash used in financing activities                                        (4,000)        (4,283)
                                                                                        -----------    -----------
                Decrease in cash and cash equivalents                                        (2,445)        (1,983)

Cash and cash equivalents:
  Beginning of period                                                                         2,587          3,559
                                                                                        -----------    -----------
  End of period                                                                         $       142    $     1,576
                                                                                        ===========    ===========
Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                                        $     4,440    $     4,888
Supplemental disclosure of noncash investing and financing activities:
        Reduction in wraparound mortgages from forgiveness
            or assumption of debt, net of related discount                              $     5,185    $    17,505
        Net book value of properties conveyed                                           $     3,247    $    13,606
                                                                                        ===========    ===========

(1) See Note 3:  Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2003
                             (dollars in thousands)


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


Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. The leasing commissions are deferred over the life of their respective leases and $408 due to EBL&S for leasing commissions is included in Accounts receivable and other assets on the Balance Sheet at September 30, 2003. Management fees are paid exclusively to EBL&S and are included in the Statement of Operations. Also, included in Accounts receivable and other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest at September 30, 2003. The Wraparound mortgages payable are held by National Property Analysts Employee Partnership (NPAEP), Penn Valley Pension Group (PVPG) and Main Line Pension Group. NPAEP and PVPG, which collectively own approximately 97 percent of the outstanding balance of the Wraparound mortgages payable, are controlled by Lipkin. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities are $1,393 due EBL&S and $4 due E&H at September 30, 2003. During the first quarter of 2002, NPAMLP sold a property located in Newberry, South Carolina for $1,080, which included the assumption of related debt in the amount of $650, to a limited partnership in which Lipkin

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2003
                             (dollars in thousands)


owned a 1% interest of the general partner. The net gain on this transaction, including the forgiveness of wraparound mortgages, net of discounts, was $784. During the third quarter of 2002, NPAMLP sold a property located in Fairfield, Iowa for $650 to a limited partnership in which Lipkin owned a 1% interest of the general partner. The net gain on this transaction, including the forgiveness of wraparound mortgages, net of discounts, was $690.

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


Note 4: Major Tenants

NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart") which, for the nine months ended September 30, 2003 and 2002 accounted for approximately 42% and 50%, respectively, of the rental income earned by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2003, NPAMLP had 17 remaining leases with Kmart aggregating approximately 1,698,000 square feet. As of September 30, 2003, the total due from Kmart was $275 (see Management's Discussion and Analysis - Liquidity and Capital Resources). Four of the stores occupied by Kmart had been vacated as of December 31, 2001; however, Kmart had continued to make rental payments under the terms of its lease for each of these properties until three of the four leases were rejected by Kmart in bankruptcy during the first quarter of 2002. Subsequent to the filing of its bankruptcy petition, Kmart rejected the leases and ceased payment of rent on the Fort Wayne, Indiana; Lake Mary, Florida and Newberry, South Carolina properties effective February 1, 2002. The fourth Kmart lease vacant at December 31, 2001 was leased to another anchor tenant in 2002. During the year ended December 31, 1990, NPAMLP sold options for the purchase of the Fort Wayne, Indiana and Sparks, Nevada properties (the Sparks property was also leased to Kmart at December 31, 2001) and under the terms of these option agreements, the bankruptcy filing by Kmart constituted a default on the option agreements. In January 2002, the Sparks property was conveyed to the holder of its option. As a result of this transaction, the Deposit on sale of property was reduced by $1,150 and the net gain, including forgiveness of wraparound mortgages, net of discounts was recorded for $2,014. In December 2002, the Fort Wayne property was conveyed to the holder of its option. As a result of this transaction, the Deposit on sale of property was reduced by $600 and the net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $1,136. NPAMLP has negotiated a short term lease with the subtenant at the Lake Mary property. In August 2003, the lender on the Lake Mary property commenced an action to foreclose on its mortgage. NPAMLP is the beneficiary of a trust ("Lake Mary Trust") which owns the Lake Mary property. In September 2003, Lake Mary Trust filed for protection under Chapter 11 of the United States Bankruptcy Code. In October 2003, Lake Mary Trust and its lender entered into an agreement whereby Lake Mary Trust could satisfy the mortgage at a discount by April 2004. Management believes that it is the intention of Lake Mary Trust to sell or lease the property to a major retailer. If Lake Mary Trust is unable to refinance or sell the property by April 2004, the property could be lost to foreclosure. As of September 30, 2003, the carrying value of this property was $7,056 and the balance of the related wraparound mortgages payable, net of discounts, was $6,214. In March 2002, the Newberry property was sold to a limited partnership in which a related party owned a 1% general partner interest.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2003
                             (dollars in thousands)



In the second quarter of 2002, leases at the Bowling Green, Ohio and Hutchinson, Minnesota properties were rejected by Kmart in bankruptcy. The Bowling Green property had a carrying value of $1,842 and the balance of the related wraparound mortgages payable, net of discounts, was $5,784 as of September 30, 2003. With respect to the Bowling Green property, there can be no assurance that new leases can be successfully negotiated or that the rental income will be comparable. In July 2003, the Hutchinson property was foreclosed and conveyed to the property's lender. As a result of this foreclosure, a net gain, including forgiveness of wraparound mortgages, net of discounts was recorded for $1,335.

In January 2003, Kmart filed its Joint Plan of Reorganization and corresponding Disclosure Statement with the United States Bankruptcy Court. The Plan of Reorganization was confirmed in the second quarter of 2003. In addition, in January 2003, Kmart submitted its second official store closing list of 326 stores which did not include any of the stores in properties owned by NPAMLP.

On May 6, 2003, the Kmart Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. NPAMLP does not expect that Kmart's reorganization will have a material impact on NPAMLP's financial position or results of operations.


Note 5: Property Subject to Sales Contracts

During the years ended December 31, 1990 and 1995, NPAMLP sold options for the purchase of two and three rental properties, respectively. Aggregate proceeds received from the sale of the options were recorded as a Deposit on sale of property. Any gain or loss arising from these transactions was to be recognized at the date upon which title to the land and buildings is conveyed to the holder of the option. The 1990 options provided that title to the land and buildings was to be conveyed to holder of the options without additional consideration on November 14, 2003 (the Fort Wayne property) and December 11, 2006 (the Sparks property) or would be conveyed automatically to the holder of the options in the event of a default of the underlying tenant leases or mortgages. The properties subject to the 1990 options were leased by Kmart at December 31, 2001. Under the terms of the option agreements, the bankruptcy filing by Kmart constituted a default under the agreements. As a consequence, the Sparks and Fort Wayne properties were conveyed to the holders of their options in January 2002 and December 2002 respectively. Two of the three properties subject to the 1995 options were conveyed in accordance with the options' terms to the holders of those options during the year ended December 31, 1998. The remaining 1995 option provided that title to the land and buildings was to be conveyed to the holder of the option without additional consideration on June 30, 2003 (the Clackamas, Oregon property). In accordance with the terms of this agreement, the Clackamas property was conveyed to the holder of the option agreement on June 30, 2003. As a result of this transaction, the Deposit on sale of property was reduced by $301 and a net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $152 during the second quarter of 2003.


Note 6: Reclassification of Forgiveness of Wraparound Mortgages Payable on Disposition of Properties

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements
No. 4, 44, and 64. SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS 145, any gain or loss on extinguishment of debt that was

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2003
                             (dollars in thousands)


classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. Subsequent to December 31, 2002, management has re-evaluated the impact of SFAS No. 145, inclusive of the combined statement of operations, and consequently, NPAMLP adopted SFAS No. 145 effective January 1, 2003. As a result of this adoption, gains from extinguishment of debt previously reported as extraordinary for the three and nine month periods ended September 30, 2002, have been reclassified in the accompanying combined statement of operations for that period to conform to the presentation required by SFAS No. 145.


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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2003
                             (dollars in thousands)


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

The Managing General Partner believes that the execution and delivery of the 2003 Agreement will have the following effects for NPAMLP as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and the PVPG Wrap Notes (i) NPAMLP expects to realize significant reductions in interest that it otherwise would have been obligated to pay during the period between January 1, 2003 and December 31, 2013 when these loans mature and (ii) NPAMLP will be able to allocate a greater portion of its available cash flow to principal repayments. As a result of the faster repayment of principal, the Limited Partners will recognize additional taxable income (or smaller tax losses) in each year from 2003 until the maturity of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages. In addition, the

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2003
                             (dollars in thousands)


anticipated date of dissolution of NPAMLP will now occur in 2013 rather than 2015. Further, because the reduced interest rate is below the Applicable Federal Rate ("AFR") prescribed under Section 1274, Internal Revenue Code of 1986, as amended, investors in Unaudited Partnerships will recognize non-recurring ordinary income (forgiveness of indebtedness) in 2003. The tax impact of this recognition will depend upon numerous factors related to each investor's particular tax situation, including his marginal tax rate and his suspended passive losses from prior years. Each investor is urged to consult his own tax advisor for further advice on this point.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Management's Discussion and analysis of Results of
                       Operations and Financial Condition
                             (dollars in thousands)


Liquidity and Capital Resources

Net cash provided by operating activities for the nine month period ended September 30, 2003 was $2,498. Net cash used in investing and financing activities was $943 and $4,000, respectively. As a result of the above, there was a $2,445 decrease in cash and cash equivalents for the nine months ended September 30, 2003. This was primarily the result of improvements to the properties and a substantial pay down of other borrowings and related accrued interest.

During 2003 and 2002, NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, a related party, under which E&H has agreed to advance up to $1,250 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines are comprised of a $1,000 and a $250 line of credit. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of September 30, 2003, there were $320 of advances and $4 of related accrued interest under the NPAMLP Lines.

As of September 30, 2003, the third party underlying mortgages were current for all the properties except the property located in Lake Mary, Florida. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code which caused a default on the mortgages at the Lake Mary property (see Note 4). NPAMLP has negotiated a short term lease with a new tenant at the Lake Mary property. In August 2003, the lender on the Lake Mary property commenced an action to foreclose on its mortgage. NPAMLP is the beneficiary of a trust ("Lake Mary Trust") which owns the Lake Mary property. In September 2003, Lake Mary Trust filed for protection under Chapter 11 of the United States Bankruptcy Code. In October 2003, Lake Mary Trust and its lender entered into an agreement whereby Lake Mary Trust could satisfy the mortgage at a discount by April 2004. It is the intention of Lake Mary Trust to sell or lease the property to a major retailer. If Lake Mary Trust is unable to refinance or sell the property by April 2004, the property could be lost to foreclosure. A disposition of the Lake Mary property would result in a net loss on disposition of properties including forgiveness of wraparound mortgages, net of related discounts, of approximately $842 (see Note 4).

On May 6, 2003, the Kmart Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. NPAMLP does not expect that Kmart's reorganization will have a material impact on NPAMLP's financial position or results of operations.

As of September 30, 2003, NPAMLP had accounts receivable from Kmart of approximately $275 which included approximately $229 due for taxes and $46 for other charges. The total receivable from Kmart included approximately $150 for pre-petition charges which, as of the filing date of this document, have yet to be collected by NPAMLP (see Note 4).

As of September 30, 2003, NPAMLP was obligated for approximately $1,088 of capital commitments which are primarily for property redevelopment.


Critical Accounting Policies

There were no significant changes to NPAMLP's critical accounting policies and estimates during the three and nine month periods ended September 30, 2003.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Management's Discussion and analysis of Results of
                       Operations and Financial Condition
                             (dollars in thousands)


Results of Operations

NPAMLP owned 37 and 41 properties at September 30, 2003 and 2002, respectively.

NPAMLP's primary anchor tenant is Kmart which accounted for approximately 42% and 50% of the rental income earned by NPAMLP for the nine months ended September 30, 2003 and 2002, respectively. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2003, NPAMLP had 17 remaining leases with Kmart aggregating approximately 1,698,000 square feet (see Note 4).

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

On July 16, 2003, the Hutchinson property was foreclosed (see Note 4). As a result, a net gain on disposition of properties, including forgiveness of wraparound mortgages, net of discounts, of $1,335 was recorded (see Note 4).

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

On February 6, 2003, the Escanaba, Michigan property was sold. The net gain on this transaction including the forgiveness of wraparound mortgages payable, net of discounts, was $456. In March 2003, the vacant anchor tenant space at the Wheelersburg, Ohio property was sold. The net gain on this transaction was $329.

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

In March 2002, NPAMLP sold the Newberry property to a limited partnership in which Edward B. Lipkin, a related party, owned a 1% interest of the general partner (see Note 3).

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

On January 1, 2002, NPAMLP adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see Note 7).

Loss from continuing operations increased for the three and nine month periods ended September 30, 2003 versus September 30, 2002 by $1,092 and $9,082, respectively. The loss for the nine month periods was primarily comprised of a $6,904 decrease in Forgiveness of wraparound mortgages payable on disposition of properties which was a result of the above property dispositions and a $2,203 increase in Operating loss. The increase in Operating loss was primarily due to increased Interest expense, General and administrative expenses, real estate taxes and Repair and maintenance expenses, and a decrease in rental income. The increase in Operating loss was partially offset by an increase in Other charges to tenants. The decrease in Rental income for the nine months ended September 30, 2003 was primarily associated with the Lake Mary, Florida; East Haven, Connecticut; Huntington, West Virginia; Bowling Green, Ohio and Oak Lawn, Illinois properties. The causes of the decreases for most of these properties have been explained above. The reduction in East Haven resulted from a provision in the anchor tenant lease whereby the anchor tenant would pay less minimum rent due to lower sales levels. The reduction in Oak Lawn was due to the reduced minimum rent from a new anchor tenant.


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

                                     PART II


Item 2. Changes in Securities and Use of Proceeds

            In November 2003 the managing general partner adopted an amendment (the "Amendment") to the terms of the Amended and Restated Limited Partnership Agreement of NPAMLP (the "Agreement"), effective immediately. The Amendment changes the Agreement to permit transfers of some of the rights associated with limited partnership interests, subject to compliance with certain procedures and numerical limits. A copy of the Amendment is filed with this quarterly report on Form 10-Q as Exhibit 3.4 hereto. The forgoing description is qualified in its entirety by reference thereto.


Item 6(A). Exhibits

            Exhibit No.    Description
            -----------    -----------
                3.4        Amendment One to the Amended and Restated Limited
                           Partnership Agreement of National Property Analysts
                           Master Limited Partnership

               31.1        Certification Pursuant To Section 302 of
                           Sarbanes-Oxley Act of 2002.

               31.2        Certification Pursuant To Section 302 of
                           Sarbanes-Oxley Act of 2002.

               31.3        Certification Pursuant To Section 302 of
                           Sarbanes-Oxley Act of 2002.

               32          Certification Pursuant To Section 906 of
                           Sarbanes-Oxley Act of 2002.

Item 6(B). Reports on Form 8-K

                  The registrant was not required to file any current reports on Form 8-K during the three months ended September 30, 2003.

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


                                  National Property Analysts Master Limited
                                  Partnership
                                  ----------------------------------------------
                                  (Registrant)

                                  Date: November 11, 2003
                                        ----------------------------------------

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