Form 10-K
period 2003-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2004-03-15
CIK 926843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

                         Commission File Number 0-24816

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

         Delaware                                       23-2610414
 ----------------------------                 -------------------------------
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

            None                                             N/A
-----------------------------                       --------------------

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

                          Yes [X] No [ ]

DOCUMENTS INCORPORATED BY REFERENCE

Part I     Part II     Part III             Part IV
(None)      (None)      (None)       Exhibits from Form 10
                                     Registration Statement;
                                     Form 10-K Annual Reports;
                                     and Form 10-Q Quarterly Report;
                                     filed on July 14, 1994; April 1,
                                     1996 and March, 31, 2003; and
                                     November 11, 2003; respectively -
                                     Commission file Number 0-24816.

                                     INDEX

                                                                              Page
PART I

  Item 1.     Business.....................................................     1
               I.   Summary................................................     1
               II.  NPAMLP Objectives and Policies.........................     2
               III. Glossary...............................................     4
  Item 2.     Properties...................................................     6
  Item 3.     Legal Proceedings............................................     6
  Item 4.     Submission of Matters to a Vote of Security Holders..........     7

PART II

  Item 5.     Market Price for the Registrant's Common
               Equity and Related Stockholder Matters......................    15
               I.   No Trading Market......................................    15
               II.  Distributions of Cash Flow From Operations.............    15
               III. Proceeds of Sales Distributions........................    15
               IV.  Certain Income Tax Considerations......................    15
  Item 6.     Selected Financial Data......................................    17
  Item 7.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............    18
               I.   Liquidity and Capital Resources........................    18
               II.  Critical Accounting Policies...........................    19
               III. Results of Operations..................................    20
               IV.  Tabular Disclosure of Contractual Obligations..........    22
               V.   Indebtedness Secured by the Properties.................    22
  Item 7(a)   Quantitative and Qualitative Disclosures
               About Market Risk...........................................    25
  Item 8.     Financial Statements and Supplementary Data..................    25
  Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.........................    25
  Item 9(a).  Controls and Procedures......................................    25

PART III

  Item 10.    Directors and Executive Officers of the
               Registrant..................................................    26
               I.   Summary................................................    26
               II.  Code of Ethics.........................................    26
               III. Audit Committee Financial Expert.......................    26
  Item 11.    Executive Compensation.......................................    26
  Item 12.    Security Ownership of Certain Beneficial Owners
               and Management..............................................    26
  Item 13.    Certain Relationships and Related Party Transactions.........    26
               I.   Compensation and Fees..................................    26
               II.  Property Management by Affiliate.......................    27
               III. Conflicts of Interest..................................    27
               IV.  Summary of Relationships...............................    28
               V.   Related Party Transactions.............................    28
  Item 14.    Principal Accountant Fees and services ......................    29
               I.   Audit Fees.............................................    29
               II.  Audit Related Fees.....................................    29
               III. Tax Fees...............................................    29
               IV.  All Other Fees.........................................    29

PART IV

  Item 15.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.........................................    30
               I.   Documents Filed as Part of this Report.................    30
               II.  Reports of Form 8-K....................................    31

SIGNATURES.................................................................    32

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

         A. THE MASTER LIMITED PARTNERSHIP

         National Property Analysts Master Limited Partnership ("NPAMLP") was organized under the Delaware Revised Uniform Limited Partnership Act in January, 1990 as part of a consolidation of the operation of properties owned by certain limited partnerships (the "Partnerships") previously sponsored by National Property Analysts, Inc. and its affiliates ("NPA"). The term of NPAMLP will continue until December 31, 2013, unless sooner terminated in accordance with the terms of the limited partnership agreement of NPAMLP (the "Partnership Agreement"). See "Item 7. Management's Discussion and Analysis of financial Condition and results of Operations - V. Indebtedness Secured by the Properties
- D. Future Interest Agreement."

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

         C. THE PROPERTIES AND INDEBTEDNESS SECURED BY THE PROPERTIES

         NPAMLP owns 37 properties as of December 31, 2003, which consist primarily of shopping centers and free standing, single tenant retail stores (the "Properties"). The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         D. NPAMLP OBJECTIVES AND POLICIES

         NPAMLP intends to hold the Properties until such time as it is deemed prudent to dispose of the Properties. However, the Partnership in accordance with the terms of the Partnership Agreement will terminate on December 31, 2013. See "Item 7. Management's Discussion and Analysis of financial Condition and results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement."

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

                  II. NPAMLP OBJECTIVES AND POLICIES

         A. NPAMLP OBJECTIVES

         NPAMLP intends to hold the Properties until such time as it is deemed prudent to dispose of one or more or all of the Properties. The precise timing of disposition of Properties is in the discretion of the Managing General Partner. However, the Partnership in accordance with the terms of the Partnership Agreement is expected to terminate not later than December 31, 2013. See "Item 7. Management's Discussion and Analysis of financial Condition and results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement."

         It is anticipated that the forgiveness of Wrap Mortgages and the process of selling Properties, which are owned by Unaudited Partnerships, and applying sales proceeds to make payments on the Wrap Mortgages will result in the Limited Partners having to report substantial taxable income when the Properties are sold without the corresponding receipt of any cash proceeds therefrom (unless and until the Threshold Amount has been exceeded). It is intended, however, that by avoiding a foreclosure of Properties, the Consolidation and Restructuring will preserve for Limited Partners the potential for deriving an economic benefit from the future sales of the Properties, while at the same time possibly deferring the recognition of taxable income for some Limited Partners.

         The objectives of NPAMLP are, to attempt to implement, with respect to the Properties, effective management, leasing, cost control and capital improvement policies and techniques and thereby to (i) preserve and protect NPAMLP's Properties in order to avoid the loss of any Properties to foreclosure;
(ii) enhance the potential for appreciation in the value of NPAMLP's Properties; and (iii) provide Cash Flow from Operations. It is not anticipated that NPAMLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.

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

         NPAMLP may not acquire additional properties. However, in the Managing General Partner's discretion, NPAMLP may, in appropriate circumstances, exchange Properties for new properties in transactions structured to be non-taxable events in whole or in substantial part under Section 1031 of the Internal Revenue Code, and the proceeds of an involuntary conversion may be invested in property in transactions structured to be non-taxable in whole or in part under
Section 1033 of the Internal Revenue Code.

         B. COMPETITION FOR TENANTS

         NPAMLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores located in 17 states. Of the 37 Properties owned by NPAMLP, 20 properties have only 1 or 2 tenants ("Single Tenant Properties"). The tenants in the Single Tenant Properties are primarily national retailers or supermarkets ("Anchor Tenants"). The 17 remaining properties are multi-tenant shopping center properties ("Shopping Center Properties"). The tenants in the Shopping Center Properties generally include Anchor Tenants and a variety of tenants occupying less substantial portions of the property ("Local Tenants").

                  1. ANCHOR TENANTS

         The Anchor Tenant leases are usually for 20 to 25 years. These Anchor Tenant leases are at various stages of maturity. Upon expiration of the initial lease term, renewal options are usually available to the Anchor Tenants. See "Item 2. Properties." The high concentration of minimum rent received from Anchor Tenants under the terms of long term leases generally provide NPAMLP with protection against a significant reduction in rental income; however, this also restricts the growth opportunity for NPAMLP.

         NPAMLP's primary Anchor Tenant is Kmart Corporation and its subsidiaries ("Kmart") which in 2003 accounted for approximately 39% of the rental income received by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of December 31, 2003, NPAMLP had 17 leases with Kmart aggregating approximately 1,632,000 square feet. NPAMLP's average rent per square foot for all of the Kmart leases as of December 31, 2003, was $3.10. As of December 31, 2003, the total amount due from Kmart was $206,000. Four stores under lease with Kmart were vacant as of December 31, 2001. Subsequent to its bankruptcy petition, Kmart rejected three of the four leases and ceased the payment of rent on these leases effective February 1, 2002. These stores are located in Fort Wayne, Indiana; Lake Mary, Florida and Newberry, South Carolina. Each of the stores for which the leases were rejected were previously vacated Anchor Tenants in Single Tenant Properties. The fourth Kmart lease vacant at December 31, 2001 was leased to another Anchor Tenant in 2002. Also, in the second quarter of 2002, leases at the Bowling Green, Ohio and Hutchinson, Minnesota properties were rejected by Kmart in bankruptcy.

         During the year ended December 31, 1990, NPAMLP sold options for the purchase of the Fort Wayne, Indiana and Sparks, Nevada properties (the Sparks property was also leased to Kmart at December 31, 2001). Aggregate proceeds received from the sale of the options were recorded as a Deposit on sale of property. Any gain or loss from these transactions was to be recognized at the date upon which title to the land and buildings was conveyed to the holder of the option. The option provided that the title to the land and buildings was to be conveyed to the holder of the option without any additional consideration on December 11, 2006 for the Sparks property and November 14, 2003 for the Fort Wayne property, or would be conveyed automatically to the holder of the option in the event of a default of the underlying tenant leases or mortgages. Under the option agreements, the bankruptcy filing by Kmart constituted a default on the tenant leases. During 2002, the Sparks, Fort Wayne and Newberry properties were disposed which resulted in a net gain, including forgiveness of wraparound mortgages, net of discounts of $2,128,000, $1,136,000 and $522,000, respectively. The Hutchinson property was foreclosed and conveyed to the property's lender in 2003. The foreclosure of the Hutchinson property resulted in a net gain, including forgiveness of the wraparound mortgage, net of discounts of $1,197,000.

         The Managing General Partner has had periodic meetings with representatives of Kmart to review and discuss with them their plans for the various Kmart stores. In the past, in instances where Kmart stores were determined to be undersized and inadequate to accommodate Kmart's current needs, expansions of the existing facilities were undertaken wherever possible. Discussions and negotiations with sub-tenants and prospective tenants are in process at the Lake Mary and Bowling Green properties; however, there can be no assurance new leases can be successfully negotiated or that the rental income will be comparable. In the event that NPAMLP is not able to obtain comparable leasing commitments, these properties could be lost to foreclosure. The carrying value of the Lake Mary property was $7,199,000 and the balance of the related wraparound mortgages payable, net of discounts, was $5,492,000 as of December 31, 2003. The carrying value of the Bowling Green property was $1,973,000 and the balance of the related wraparound mortgages payable, net of discounts, was $5,539,000 as of December 31, 2003.

         As a result of Kmart's January 2002 Chapter 11 filing, NPAMLP could have difficulty refinancing the aggregate of $11,921,000 of balloon payments (due over the next 10 years) due on the Third Party Underlying Obligations on Properties where Kmart is the Anchor Tenant. See "Item 2. Properties."

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

         The NPAMLP Properties' occupancy rate for Local Tenant space is 76%. The lease terms for Local Tenant space typically range from 1 to 3 years. The competitive conditions applicable to Local Tenant space vary from Property to Property. However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to NPAMLP Properties, is typically a function of NPAMLP's rental rates as compared to the local market's. However, in instances where a multi-tenant Property has Anchor Tenant space and the Anchor Tenant space is vacant (currently one Shopping Center Property has Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

         C. PROHIBITED ACTIVITIES AND INVESTMENTS

         NPAMLP will not engage in any business not related to the operations of the Properties. Additionally, NPAMLP will not: (i) sell additional limited partnership interests in NPAMLP; (ii) issue limited partnership interests in exchange for property; (iii) issue senior securities or make loans or investments in real estate mortgages other than in connection with a contemplated purchase or sale or disposition of the Properties; (iv) make loans to the General Partners or its affiliates (v) invest in or underwrite the securities of other issuers for any purpose, including investing in securities for the purpose of exercising control; (vi) operate in such a manner as not to be exempt from classification as an "investment company" for purposes of the Investment Company Act of 1940; (vii) purchase or lease any property from or sell or lease any property to the General Partners or its affiliates, except that with respect to leases, the General Partners and its affiliates may lease space in the Properties on terms no more favorable than those offered to non-affiliated persons; (viii) invest in junior mortgages or deeds of trust, except that the acquisition or granting of junior mortgages or deeds of trust in connection with the sale, purchase, financing or refinancing of a Property shall not be deemed to be investing in junior mortgages or deeds of trust; (ix) commingle the funds of NPAMLP with any other person's; (x) invest in limited partnership interests; (xi) construct or develop properties; (xii) enter into joint venture agreements; or (xiii) receive rebates or give-ups in connection with NPAMLP.

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

         "THRESHOLD AMOUNT" shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 2003, approximately $35,178,000 had been applied in reduction of the Threshold Amount.

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

ITEM 2.           PROPERTIES

         NPAMLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores. As of December 31, 2003, NPAMLP owned and operated 37 Properties located in 17 states. Approximately 54% of the Properties are Single Tenant Properties and 46% are Shopping Center Properties.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

SCHEDULE 1

DESCRIPTION OF PROPERTY TENANT INFORMATION

                                                     TOTAL       AVERAGE
       PROPERTY             TOTAL     OCCUPANCY     MINIMUM       RENT
       LOCATION            GLA (a)      RATE        RENT (b)     PSF (c)
-----------------------   ---------   ---------    ----------   ---------
Ardmore, OK                 216,790        92.5%   $  924,658   $    4.61
Bowling Green, OH           135,203         8.1%       47,100        4.28
Cahokia, IL                  26,000       100.0%       24,133        0.93
Chesapeake, VA              162,020       100.0%      402,725        2.49
Cottage Grove, MN           110,328        74.6%      803,369        9.76
Crescent City, CA            33,000       100.0%       60,000        1.82
Dunmore, PA                  26,475       100.0%       78,696        2.97
East Haven, CT              158,057        98.1%      705,624        4.55
Federal Way, WA              37,560       100.0%       45,000        1.20
Huntington, WV              141,710        32.5%      110,910        2.41
Huntsville, AL              104,000       100.0%      244,400        2.35
Independence, MO            134,634        97.2%      371,814        2.84
International Falls, MN      60,842       100.0%      237,000        3.90
Kalamazoo, MI               120,958       100.0%      566,261        4.68
Lake Mary, FL               107,400       100.0%      345,900        3.22
Lawnside, NJ                102,552       100.0%      498,012        4.86
Lockport, IL                100,828        96.9%      309,247        3.16
Marquette, MI               248,256        93.5%    1,212,293        5.22
Maryville, MO                35,099       100.0%      126,204        3.60
Menominee, MI                82,611       100.0%      197,848        2.39
New Hope, MN                115,492       100.0%      319,462        2.77
North Augusta, SC           109,134        77.0%      360,000        4.29
North Sarasota, FL          134,805       100.0%      540,326        4.01
O' Fallon, MO                91,061       100.0%      358,107        3.93
Oak Lawn, IL                159,233       100.0%      795,270        4.99
Ocala, FL                   103,964       100.0%      226,310        2.18
Painesville, OH              10,125       100.0%      168,011       16.59
Philadelphia, PA            128,006       100.0%      556,500        4.35
San Mateo, CA                84,704       100.0%      476,546        5.63
Sault Ste, Marie, MI         92,650       100.0%      243,234        2.63
Seven Hills, OH             121,677       100.0%      326,070        2.68
Steger, IL                   87,678       100.0%      261,013        2.98
Taylorville, IL              43,127        95.1%      344,880        8.41
Urbana, IL                   55,531       100.0%      444,733        8.01
Waverly, OH                  55,102       100.0%      283,999        5.15
Wheelersburg, OH             38,830         9.4%       21,186        5.79
Yazoo City, MS               81,312        79.9%      222,944        3.43

(a) Gross Leasable Area.

(b) Based on leases in effect as of December 31, 2003.

(c) Based on occupied space.

DESCRIPTION OF PROPERTY TENANT INFORMATION

                                                              MAJOR TENANT INFORMATION
       PROPERTY                                                       ANNUAL        LEASE
       LOCATION                       NAME                 GLA (a)     RENT       EXPIRATION   OPTIONS
----------------------   ------------------------------   --------   ---------    ----------   --------
Ardmore, OK              Hobby Lobby                        57,120   $ 106,243     02/26/2005     2 / 5 YR
                         Beall's                            25,632      83,304     04/30/2005     3 / 5 YR
                         Staples                            22,720     124,900     02/28/2009     4 / 5 YR
                         Goody's Family Clothing            26,432     218,064     10/31/2011     2 / 5 YR
Bowling Green, OH        Dollar General                     11,000      47,100     01/31/2006     1 / 3 YR
Cahokia, IL              Goodyear Service Center            26,000      24,133     02/28/2004       None
Chesapeake, VA           Kmart                             162,020     402,725     10/31/2005    6 / 10 YR
Cottage Grove, MN        Rainbow Foods                      70,130     606,624     07/11/2016     6 / 5 YR
Crescent City, CA        Safeway                            33,000      60,000     05/31/2004     5 / 5 YR
Dunmore, PA              Price Chopper                      26,475      78,696     11/30/2005     3 / 5 YR
East Haven, CT           National Wholesale Liquidators     84,180     273,585     01/31/2006     5 / 5 YR
Federal Way, WA          Safeway                            37,560      45,000     10/31/2008     5 / 5 YR
Huntington, WV           Office Depot (b)                   25,900      60,000     02/28/2005     4 / 5 YR
                         CVS                                 7,000      28,000     01/31/2005       None
Huntsville, AL           Kmart                             104,000     244,400     11/30/2010     4 / 5 YR
Independence, MO         Kmart                             116,799     308,634     03/31/2010     5 / 5 YR
International Falls, MN  Kmart                              60,842     237,000     07/31/2006    10 / 5 YR
Kalamazoo, MI            Kmart                              84,180     248,770     02/28/2005     9 / 5 YR
                         SuperPetz, LLC (c)                 18,047     166,935       (c)            None
Lake Mary, FL            Old Time Pottery                  107,400     345,900     03/31/2005       None
Lawnside, NJ             Kmart                             102,552     498,012     06/30/2025    10 / 5 YR
Lockport, IL             Kmart                              54,000     133,684     06/30/2009     9 / 5 YR
                         Sterk's Super Foods, Inc.          35,170     121,603     05/20/2006     3 / 5 YR
Marquette, MI            Kohl's Department Stores, Inc.     85,480     170,960     11/30/2024     9 / 5 YR
                         Younker's                          44,068      92,543     10/01/2011       None
                         J.C. Penney                        33,996     118,286     08/31/2009     4 / 5 YR
Maryville, MO            J.C. Penney                        22,060      65,502     10/31/2006     2 / 5 YR
Menominee, MI            Kmart                              82,611     197,848     04/30/2010     8 / 5 YR
New Hope, MN             Kmart                             115,492     319,462     06/30/2012     9 / 5 YR
North Augusta, SC        North Augusta Flea Mall            84,000     360,000
North Sarasota, FL       Kmart                              84,180     280,440     11/30/2008     9 / 5 YR
                         Bealls                             40,000     141,040     11/20/2008     4 / 5 YR
O' Fallon, MO            Kmart                              83,061     279,415     11/30/2005    10 / 5 YR
Oak Lawn, IL             Home Depot                        104,622     380,000     01/31/2028     5 / 5 YR
                         Jewel Foods                        58,575     415,270     01/03/2009     3 / 5 YR
Ocala, FL                Kmart                             103,964     226,310     06/30/2007     9 / 5 YR
Painesville, OH          CVS                                10,125     168,011     01/31/2019     6 / 5 YR
Philadelphia, PA         Kmart                              91,033     388,500     03/31/2005    10 / 5 YR
                         Acme                               36,973     168,000     06/30/2005     6 / 5 YR
San Mateo, CA            Kmart                              84,704     476,546     01/31/2015       None
Sault Ste. Marie, MI     Kmart                              92,650     243,234     09/30/2016    10 / 5 YR
Seven Hills, OH          Kmart                             121,677     318,595     08/31/2007     8 / 5 YR
Steger, IL               Kmart                              87,678     261,013     11/30/2010    10 / 5 YR
Taylorville, IL          Kroger                             27,958     237,761     03/31/2007     5 / 5 YR
                         CVS                                10,069      81,319     03/31/2007     5 / 5 YR
Urbana, IL               Jerry's IGA                        43,667     370,648     03/31/2007     5 / 5 YR
Waverly, OH              Kroger                             38,268     154,558     11/30/2004     4 / 5 YR
Wheelersburg, OH         No Major Tenants
Yazoo City, MS           Miss. Baptist Medical Ctr.         20,116      61,957     05/31/2005     1 / 5 YR
                         Family Dollar Stores               10,846      59,000     06/30/2008     6 / 5 YR
                         Sunflower Supermarket              20,000      45,000     04/30/2005     1 / 5 YR

(a) Gross Leasable Area.

(b) Tenant pays percentage rent only - amount based on projected sales for 2004.

(c) Month-to-month lease

SCHEDULE 2

TENANT LEASE EXPIRATIONS

                                                                     2004                                2005
                                                       --------------------------------    --------------------------------
                                           TOTAL       NUMBER                              NUMBER
      PROPERTY               TOTAL        MINIMUM        OF        MINIMUM                   OF        MINIMUM
      LOCATION              GLA (a)        RENT        TENANTS       RENT         S.F.     TENANTS       RENT         S.F.
-----------------------    ---------    -----------    -------    ----------    -------    -------   -----------   --------
Ardmore, OK                  216,790    $   924,658       5       $   63,570     12,123       9      $   297,978    106,075
Bowling Green, OH            135,203         47,100
Cahokia, IL                   26,000         24,133       1           24,133     26,000
Chesapeake, VA               162,020        402,725                                           1          402,725    162,020
Cottage Grove, MN            110,328        803,369                                           3           76,725      8,550
Crescent City, CA             33,000         60,000       1           60,000     33,000
Dunmore, PA                   26,475         78,696                                           1           78,696     26,475
East Haven, CT               158,057        705,624       2           64,850      9,350       1           27,000      4,500
Federal Way,  WA              37,560         45,000
Huntington, WV               141,710        110,910       1            7,500        735       3           33,892     33,635
Huntsville, AL               104,000        244,400
Independence, MO             134,634        371,814
International Falls, MN       60,842        237,000
Kalamazoo, MI                120,958        566,261                                           4          462,278    108,355
Lake Mary, FL                107,400        345,900       1          345,900    107,400
Lawnside, NJ                 102,552        498,012
Lockport, IL                 100,828        309,247                                           1           22,530      3,755
Marquette, MI                248,256      1,212,293       5          139,317     11,418       8          157,656     12,733
Maryville, MO                 35,099        126,204       1           27,000      4,145       3           29,375      8,750
Menominee, MI                 82,611        197,848
New Hope, MN                 115,492        319,462
North Augusta, SC            109,134        360,000
North Sarasota, FL           134,805        540,326       1           14,376      1,200       2           64,300      7,025
O' Fallon, MO                 91,061        358,107       1           20,000      2,000       1          279,415     83,061
Oak Lawn, IL                 159,233        795,270
Ocala, FL                    103,964        226,310
Painesville, OH               10,125        168,011
Philadelphia, PA             128,006        556,500                                           2          556,500    128,006
San Mateo, CA                 84,704        476,546
Sault Ste. Marie, MI          92,650        243,234
Seven Hills, OH              121,677        326,070
Steger, IL                    87,678        261,013
Taylorville, IL               43,127        344,880                                           1           15,000      3,000
Urbana, IL                    55,531        444,733                                           2           17,125      2,800
Waverly, OH                   55,102        283,999       4          211,634     46,068       3           72,365      9,034
Wheelersburg, OH              38,830         21,186       2           74,651     27,228
Yazoo City,  MS               81,312        222,944                                           2          106,957     40,116

                           ---------    -----------    ----       ----------    -------    ----      -----------   --------
TOTALS                     3,656,754     13,259,785      25        1,052,931    280,667      47        2,700,517    747,890
                           ---------    -----------    ----       ----------    -------    ----      -----------   --------

ANNUAL % TO TOTAL              100.0%         100.0%                     7.9%       7.7%                    20.4%      20.5%
                           ---------    -----------               ----------    -------              -----------   --------
CUMULATIVE %                                                            33.6%      28.8%                    54.0%      49.3%
                                                                  ----------    -------              -----------   --------

(a) Gross Leasable Area.

TENANT LEASE EXPIRATIONS

                                                                     2006                                2007
                                                       --------------------------------    --------------------------------
                                           TOTAL       NUMBER                              NUMBER
      PROPERTY               TOTAL        MINIMUM        OF        MINIMUM                   OF        MINIMUM
      LOCATION              GLA (a)        RENT        TENANTS       RENT         S.F.     TENANTS       RENT         S.F.
-----------------------    ---------    -----------    -------    ----------    -------    -------   -----------   --------
Ardmore, OK                  216,790    $   924,658       3       $   57,632      7,063       3       $  122,733     13,419
Bowling Green, OH            135,203         47,100       1           47,100     11,000
Cahokia, IL                   26,000         24,133
Chesapeake, VA               162,020        402,725
Cottage Grove, MN            110,328        803,369
Crescent City, CA             33,000         60,000
Dunmore, PA                   26,475         78,696
East Haven, CT               158,057        705,624       1          273,585     84,180       1           26,400      3,500
Federal Way,  WA              37,560         45,000
Huntington, WV               141,710        110,910       1           10,440      1,305
Huntsville, AL               104,000        244,400
Independence, MO             134,634        371,814       1           10,980      1,800       2           43,800     11,040
International Falls, MN       60,842        237,000       1          237,000     60,842
Kalamazoo, MI                120,958        566,261
Lake Mary, FL                107,400        345,900
Lawnside, NJ                 102,552        498,012
Lockport, IL                 100,828        309,247       1          121,603     35,170       1           13,857      2,053
Marquette, MI                248,256      1,212,293      10          231,647     27,407       5          168,407     11,529
Maryville, MO                 35,099        126,204       1           71,017     22,204
Menominee, MI                 82,611        197,848
New Hope, MN                 115,492        319,462
North Augusta, SC            109,134        360,000
North Sarasota, FL           134,805        540,326       1           26,400      1,500
O' Fallon, MO                 91,061        358,107       1           29,862      3,000       1           24,000      3,000
Oak Lawn, IL                 159,233        795,270
Ocala, FL                    103,964        226,310                                           1          226,310    103,964
Painesville, OH               10,125        168,011
Philadelphia, PA             128,006        556,500
San Mateo, CA                 84,704        476,546
Sault Ste. Marie, MI          92,650        243,234
Seven Hills, OH              121,677        326,070                                           1          318,595    121,677
Steger, IL                    87,678        261,013
Taylorville, IL               43,127        344,880       1           10,800      2,100       2          319,080     38,027
Urbana, IL                    55,531        444,733                                           3          415,608     51,331
Waverly, OH                   55,102        283,999
Wheelersburg, OH              38,830         21,186
Yazoo City,  MS (b)           81,312        222,944       1           31,200      9,600       2 (b)       13,037      1,445

                           ---------    -----------    ----       ----------    -------    ----      -----------   --------
TOTALS                     3,656,754     13,259,785      24        1,159,266    267,171      22        1,691,827    360,985
                           ---------    -----------    ----       ----------    -------    ----      -----------   --------
ANNUAL % TO TOTAL              100.0%         100.0%                     8.7%       7.3%                    12.8%       9.9%
                           ---------    -----------               ----------    -------              -----------   --------
CUMULATIVE %                                                            62.7%      56.6%                    75.5%      66.5%
                                                                  ----------    -------              -----------   --------

(a) Gross Leasable Area.

(b) In 2007, one of the two lease expirations represents an expiring ground lease ($6,000).

TENANT LEASE EXPIRATIONS

                                                                    2008
                                                       -------------------------------
                                           TOTAL       NUMBER
        PROPERTY             TOTAL        MINIMUM        OF       MINIMUM
        LOCATION            GLA (a)         RENT       TENANTS      RENT        S.F.
-----------------------    ---------    -----------    -------    --------    --------
Ardmore, OK                  216,790    $   924,658       2       $ 78,944       9,650
Bowling Green, OH            135,203         47,100
Cahokia, IL                   26,000         24,133
Chesapeake, VA               162,020        402,725
Cottage Grove, MN            110,328        803,369
Crescent City, CA             33,000         60,000
Dunmore, PA                   26,475         78,696
East Haven, CT               158,057        705,624       3        190,889      20,500
Federal Way,  WA              37,560         45,000       1         45,000      37,560
Huntington, WV               141,710        110,910       3         46,090       8,535
Huntsville, AL               104,000        244,400
Independence, MO             134,634        371,814
International Falls, MN       60,842        237,000
Kalamazoo, MI                120,958        566,261       1        103,983      12,603
Lake Mary, FL                107,400        345,900
Lawnside, NJ                 102,552        498,012
Lockport, IL                 100,828        309,247
Marquette, MI                248,256      1,212,293
Maryville, MO                 35,099        126,204
Menominee, MI                 82,611        197,848
New Hope, MN                 115,492        319,462
North Augusta, SC            109,134        360,000
North Sarasota, FL           134,805        540,326       2        421,480     124,180
O' Fallon, MO                 91,061        358,107
Oak Lawn, IL                 159,233        795,270
Ocala, FL                    103,964        226,310
Painesville, OH               10,125        168,011
Philadelphia, PA             128,006        556,500
San Mateo, CA                 84,704        476,546
Sault Ste. Marie, MI          92,650        243,234
Seven Hills, OH              121,677        326,070
Steger, IL                    87,678        261,013
Taylorville, IL               43,127        344,880
Urbana, IL                    55,531        444,733
Waverly, OH                   55,102        283,999
Wheelersburg, OH              38,830         21,186
Yazoo City,  MS               81,312        222,944       1         59,000      10,846
                           ---------    -----------    ----       --------    --------
TOTALS                     3,656,754     13,259,785      13        945,386     223,874
                           ---------    -----------    ----       --------    --------
ANNUAL % TO TOTAL              100.0%         100.0%                   7.1%        6.1%
                           ---------    -----------               --------    --------
CUMULATIVE %                                                          82.6%       72.6%
                                                                  --------    --------

(a) Gross Leasable Area.

SCHEDULE 3

                       THIRD PARTY UNDERLYING OBLIGATIONS

                                                                                                               PRINCIPAL
       PROPERTY                                                   MORTGAGE    INTEREST                         BALANCE AT
       LOCATION                       MORTGAGEE(S)                  TYPE        RATE         DUE DATE          31-DEC-03
-----------------------    -----------------------------------    --------    --------   -----------------    -----------
Ardmore, OK                GMAC Mortgage Company                    1st         8.59%          01-Apr-2010    $ 6,578,755
Bowling Green, OH          Credit Suisse First Boston (b)           1st         7.05%          31-Jul-2008      2,422,873
Cahokia, IL                NONE
Chesapeake, VA             John Hancock Real Estate Finance         1st         8.00%          01-Jan-2004          5,142
                           Lawrence Kadish                          2nd         9.00%          01-Jan-2006        492,849
Cottage Grove, MN          IDS Life Insurance (d)                   1st         8.75%          01-Nov-2016      4,685,581
Crescent City, CA          Firstrust Bank (c)                       1st         8.00%          01-Feb-2005        125,135
Dunmore, PA                NONE
East Haven, CT             Aetna Life Insurance Company             1st         8.88%          01-Sep-2005        626,911
                           Beal Bank                                2nd         8.53%          01-Aug-2005      1,036,392
Federal Way, WA            Firstrust Bank (c)                       1st         8.00%          01-Feb-2005         93,851
Huntington, WV             Suburban Capital Markets, Inc. (a)       1st         9.13%          01-Feb-2007      1,450,495
Huntsville, AL             Credit Suisse First Boston (b)           1st         7.05%          31-Jul-2008        669,354
Independence, MO           Credit Suisse First Boston (b)           1st         7.05%          31-Jul-2008      1,517,831
International Falls, MN    Developers Diversified                   1st         8.75%          01-Aug-2013      1,522,641
Kalamazoo, MI              NONE
Lake Mary, FL              Kidder Peabody Mortgage Capital          1st         7.88%          01-Jan-2016      7,786,969
Lawnside, NJ               Wachovia Securities                      1st         8.71%          15-Sep-2020      4,740,629
Lockport, IL               Credit Suisse First Boston (b)           1st         7.05%          31-Jul-2008      1,574,396
Marquette, MI              Union Labor Life Insurance Co. (e)       1st         7.88%          27-Feb-2004      5,527,666
Maryville, MO              NONE
Menominee, MI              NONE
New Hope, MN               Credit Suisse First Boston (b)           1st         7.05%          31-Jul-2008      1,659,244
North Augusta, SC          NONE
North Sarasota, FL         Credit Suisse First Boston (b)           1st         7.05%          31-Jul-2008      3,016,806
O' Fallon, MO              Credit Suisse First Boston (b)           1st         7.05%          31-Jul-2008      2,206,040
Oak Lawn, IL               American Express Financial Corp.         1st         5.00%          01-Dec-2008      1,860,606
Ocala, FL                  B & K Properties                         1st         9.00%          01-Mar-2013      1,277,857
Painesville, OH            Credit Suisse First Boston               1st         6.48%          06-Dec-2018      1,790,070
Philadelphia, PA           Equitable Life Assurance Society         1st         9.25%          01-Jun-2010      1,919,784
San Mateo, CA              Amerus Capital Management                1st         8.25%          01-Feb-2005        557,588
Sault Ste. Marie, MI       EDC County of Chippewa, MI               1st         6.70%          01-Jan-2007        530,000
Seven Hills, OH            B & K Properties                         1st         9.75%          01-Nov-2012      1,587,070
Steger, IL                 Credit Suisse First Boston (b)           1st         7.05%          31-Jul-2008      2,149,475
Taylorville, IL            Suburban Capital Markets, Inc. (a)       1st         9.13%          01-Feb-2007      1,251,158
Urbana, IL                 Credit Suisse First Boston (b)           1st         7.05%          31-Jul-2008      2,338,026
Waverly, OH                Suburban Capital Markets, Inc. (a)       1st         9.13%          01-Feb-2007      1,251,158
Wheelersburg, OH           NONE
Yazoo City,  MS            Credit Suisse First Boston (b)           1st         7.05%          31-Jul-2008      1,084,164

(a) Mortgages are cross - collateralized and cross - defaulted.

(b) Mortgages are cross - collateralized and cross - defaulted.

(c) Mortgages are cross - collateralized and cross - defaulted.

(d) Loan is callable on November 1, 2006.

(e) Five year extention of loan term was negotiated with lender.

      The extention will be finalized in the first quarter of 2004.

                       THIRD PARTY UNDERLYING OBLIGATIONS

                                                                                                          OWNERSHIP
                                                                              ANNUAL       BALLOON        INTEREST
       PROPERTY                                                   MORTGAGE     DEBT         DUE AT           FEE/
       LOCATION                       MORTGAGEE(S)                  TYPE      SERVICE     EXPIRATION      LEASEHOLD
------------------------   -----------------------------------    --------   ---------    -----------     ---------
Ardmore, OK                GMAC Mortgage Company                    1st      $ 627,994    $ 6,137,464        Fee
Bowling Green, OH          Credit Suisse First Boston (b)           1st        206,223      2,245,006        Fee
Cahokia, IL                NONE                                                                              Fee
Chesapeake, VA             John Hancock Real Estate Finance         1st        334,776              0     Leasehold
                           Lawrence Kadish                          2nd         44,356              0
Cottage Grove, MN          IDS Life Insurance (d)                   1st        636,272        105,663        Fee
Crescent City, CA          Firstrust Bank (c)                       1st         49,731              0        Fee
Dunmore, PA                NONE                                                                           Leasehold
East Haven, CT             Aetna Life Insurance Company             1st        381,258              0        Fee
                           Beal Bank                                2nd        116,716        985,836
Federal Way, WA            Firstrust Bank (c)                       1st         37,298              0        Fee
Huntington, WV             Suburban Capital Markets, Inc. (a)       1st        132,348      1,450,495        Fee
Huntsville, AL             Credit Suisse First Boston (b)           1st         56,976        620,216     Leasehold
Independence, MO           Credit Suisse First Boston (b)           1st        129,192      1,406,404        Fee
International Falls, MN    Developers Diversified                  Wrap        236,250              0        Fee
Kalamazoo, MI              NONE                                                                           Leasehold
Lake Mary, FL              Kidder Peabody Mortgage Capital          1st        919,440              0        Fee
Lawnside, NJ               Wachovia Securities                      1st        442,483              0        Fee
Lockport, IL               Credit Suisse First Boston (b)           1st        134,004      1,458,817        Fee
Marquette, MI              Union Labor Life Insurance Co. (e)       1st        615,161      5,527,666     Leasehold
Maryville, MO              NONE                                                                           Leasehold
Menominee, MI              NONE                                                                           Leasehold
New Hope, MN               Credit Suisse First Boston (b)           1st        141,216      1,537,436        Fee
North Augusta, SC          NONE                                                                           Leasehold
North Sarasota, FL         Credit Suisse First Boston (b)           1st        256,764      2,795,338        Fee
O' Fallon, MO              Credit Suisse First Boston (b)           1st        187,764      2,044,091        Fee
Oak Lawn, IL               American Express Financial Corp.         1st        422,249              0     Leasehold
Ocala, FL                  B & K Properties                         1st        217,350              0        Fee
Painesville, OH            Credit Suisse First Boston               1st        168,011              0        Fee
Philadelphia, PA           Equitable Life Assurance Society         1st        395,220              0     Leasehold
San Mateo, CA              Amerus Capital Management                1st        474,046              0     Leasehold
Sault Ste. Marie, MI       EDC County of Chippewa, MI               1st        131,320              0        Fee
Seven Hills, OH            B & K Properties                         1st        263,917         66,537     Leasehold
Steger, IL                 Credit Suisse First Boston (b)           1st        182,952      1,991,678        Fee
Taylorville, IL            Suburban Capital Markets, Inc. (a)       1st        114,156      1,251,158        Fee
Urbana, IL                 Credit Suisse First Boston (b)           1st        198,996      2,166,387        Fee
Waverly, OH                Suburban Capital Markets, Inc. (a)       1st        114,156      1,251,158        Fee
Wheelersburg, OH           NONE                                                                              Fee
Yazoo City,  MS            Credit Suisse First Boston (b)           1st         92,280      1,004,575        Fee

(a) Mortgages are cross - collateralized and cross - defaulted.

(b) Mortgages are cross - collateralized and cross - defaulted.

(c) Mortgages are cross - collateralized and cross - defaulted.

(d) Loan is callable on November 1, 2006.

(e) Five year extention of loan term was negotiated with lender.

         The extention will be finalized in the first quarter of 2004.

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

         As of December 31, 2003, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.

                  II.   DISTRIBUTIONS OF CASH FLOW FROM OPERATIONS

         NPAMLP may make annual distributions to its partners in an aggregate amount equal to its Cash Flow from Operations. NPAMLP has not made any distributions of Cash Flow from Operations to its partners since its organization. It is not anticipated that NPAMLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.

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

         C. OPERATING INCOME (LOSS) OF NPAMLP

         Each Limited Partner will receive an annual Schedule K-1 (U.S. Form
1065) to indicate his share of NPAMLP's taxable income or loss for each tax year. Such income or loss, rather than the distributions described in Part B above, is reportable by the Limited Partner. Since any loss generated by NPAMLP is, with respect to Limited Partners, a passive loss, the deductibility of such loss is governed by Section 469 of the Internal Revenue Code of 1986, and may be limited thereby.

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

ITEM 6.           SELECTED FINANCIAL DATA

         The following is selected financial data for NPAMLP for the five years ended December 31, 2003, derived from the audited financial statements of NPAMLP prepared in conformity with accounting principles generally accepted in the United States of America. The selected financial data set forth below should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and with the Combined Financial Statements of NPAMLP and the notes thereto included elsewhere in this Form 10-K.

                             Year Ended December 31
                      (In Thousands, except per unit data)

                                        2003         2002         2001         2000         1999
                                      ---------    ---------    ---------    ---------    ---------
INCOME:
Rental income                         $  14,756    $  14,633    $  15,064    $  15,535    $  16,067
Other charges to tenants                  4,281        4,259        4,408        4,585        5,017
Interest income                             208          217          230          262          228
Other income                                  -            -            -            -          150
                                      ---------    ---------    ---------    ---------    ---------
TOTAL INCOME                             19,245       19,109       19,702       20,382       21,462
                                      ---------    ---------    ---------    ---------    ---------

OPERATING EXPENSES:
Interest expense                         13,174       13,186       13,012       13,395       13,615
Other operating expenses                  9,464        8,506        7,902        8,297        8,345
Depreciation and
 amortization                             5,752        5,693        5,665        5,905        5,941
                                      ---------    ---------    ---------    ---------    ---------
TOTAL OPERATING EXPENSES                 28,390       27,385       26,579       27,597       27,901
                                      ---------    ---------    ---------    ---------    ---------
   OPERATING LOSS                        (9,145)      (8,276)      (6,877)      (7,215)      (6,439)
                                      ---------    ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
Realized gain (loss) on
 investment securities                       97         (185)           -            -            -
Gain (loss) on disposition
 of properties                                -            -            -        1,769       (3,415)
Forgiveness of wraparound
 mortgages payable on
 disposition of properties                1,237       10,770            -            -        4,240
                                      ---------    ---------    ---------    ---------    ---------
(LOSS) INCOME FROM
 CONTINUING OPERATIONS                   (7,811)       2,309       (6,877)      (5,446)      (5,614)

DISCONTINUED OPERATIONS:
Gain (loss) from operations of
 discontinued components (including
 gain (loss) on disposition of
 properties of $923 and ($3,548)
 For the years ended December 31,
 2003 and 2002; and write-down of
 $413 and $250 for the years
 ended December 31, 2002
 and 2001)                                  808       (5,064)      (1,549)      (1,238)      (1,109)
                                      ---------    ---------    ---------    ---------    ---------
NET LOSS                              $  (7,003)   $  (2,755)   $  (8,426)   $  (6,684)   $  (6,723)
                                      =========    =========    =========    =========    =========
PER UNIT DATA:
Operating loss                        $  (93.55)   $  (84.66)   $  (70.35)   $  (73.81)   $  (65.87)
                                      =========    =========    =========    =========    =========
Net loss                              $  (71.64)   $  (28.18)   $  (86.20)   $  (68.38)   $  (68.78)
                                      =========    =========    =========    =========    =========

Weighted average units
 outstanding                             97,752       97,752       97,752       97,752       97,752
                                      =========    =========    =========    =========    =========

ASSETS:
Rental property - net                 $  76,455    $  83,180    $ 106,937    $ 109,008    $ 116,667
Other assets                              6,134        8,695        7,710        7,897        7,420
                                      ---------    ---------    ---------    ---------    ---------
TOTAL ASSETS                          $  82,589    $  91,875    $ 114,647    $ 116,905    $ 124,087
                                      =========    =========    =========    =========    =========

LIABILITIES AND PARTNERS' DEFICIT:
Wraparound mortgages payable
 less: unamortized discount
 based on imputed interest
 rate of 12%                          $ 128,443    $ 130,427    $ 149,877    $ 144,409    $ 144,223
Other liabilities                         7,286        7,678        8,223        7,521        8,205
                                      ---------    ---------    ---------    ---------    ---------
Total liabilities                     $ 135,729    $ 138,105    $ 158,100    $ 151,930    $ 152,428
Partners' deficit                       (53,140)     (46,230)     (43,453)     (35,025)     (28,341)
                                      ---------    ---------    ---------    ---------    ---------

TOTAL LIABILITIES AND
 PARTNERS' DEFICIT                    $  89,589    $  91,875    $ 114,647    $ 116,905    $ 124,087
                                      =========    =========    =========    =========    =========

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

         B.  THIRD PARTY DEBT SERVICE

         As of December 31, 2003, the Third Party Underlying Obligations were current for all the Properties except for the property located in San Mateo, California.

         With respect to the San Mateo property, Kmart remits its rent directly to the holder of the Third Party Underlying Obligation in accordance with the loan documents. A portion of the rent due for 2002 was a pre-petition obligation of Kmart and was not paid to the lender. The lender has not issued a default notice for this mortgage.

         As of December 31, 2003, the net book value and net Wrap Mortgage balance for this Property is:

Property       Net Book Value     Net Wrap Mortgage Balance
--------       --------------     -------------------------
San Mateo        1,742,000                  2,413,000

See "Item 7. Management's Discussion and Analysis of Financial Condition - II Critical Accounting Policies."

         C. WORKING CAPITAL

         As of December 31, 2003, NPAMLP has working capital of approximately $1,733,000 excluding amounts due to the Managing General Partner and the Pension Groups of $1,437,000 and $662,000, respectively. NPAMLP's operating budget for 2004 projects positive cash flow of approximately $200,000.

         To date, NPAMLP has replenished its working capital reserves through the sale of Properties. This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage. They have agreed in certain instances to release their liens and provide proceeds from the sale to NPAMLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties. Although the Second Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard is expected. Pursuant to the 2003 Agreement (See "Item 7. Management's Discussion and Analysis of financial Condition and results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement"), the holders of the Wrap Mortgages are obligated to release their mortgages in the event of a sale of Property. As of December 31, 2003, the Managing General Partner has advanced approximately $1,437,000 to NPAMLP but may require the repayment of the advances for its own operational needs.

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

         E. CAPITAL REQUIREMENTS

         The average age of the Properties owned by NPAMLP is in excess of 20 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 2003, NPAMLP was obligated for approximately $1,087,000 of capital commitments which were primarily for property redevelopment. The 2004 operating budget for the Properties provides for approximately $318,000 in capital repair reserves.

         During 2003, NPAMLP had two outstanding lines of credit with E&H Properties, Inc., an affiliate of NPA ("E&H"), under which E&H would advance up to $1.25 million to NPAMLP for purposes of making Capital and Tenant Improvements (the "NPAMLP Lines"). The NPAMLP Lines include a $1,000,000 line of credit (the "Hudson Line") and a $250,000 line of credit (the "Firstrust Line"). Pursuant to the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. At December 31, 2003, there were $1,093,000 of advances and $19,000 in accrued interest was due under the NPAMLP Lines.

         Amounts advanced pursuant to the Hudson Line and Firstrust Line bear interest at the Prime Rate as published in the Wall Street Journal's "Money Rates" section. Amounts advanced pursuant to the Firstrust Line are secured by a $250,000 mortgage and an assignment of rents and leases on the property in Sault Ste. Marie, Michigan.

         In 1999, E&H secured a line of credit with Firstrust Bank of Conshohocken, PA ("Firstrust Bank"), which will enable E&H to fund the Firstrust Line and the Hudson Line in order to finance Capital and Tenant Improvements (the "E&H Firstrust Line").

         At December 31, 2003, the E&H Firstrust Line permitted E&H to borrow up to $2,500,000 which it can loan to NPAMLP and can use for E&H's general working capital.

         Pursuant to the promissory note executed with respect to the E&H Firstrust Line (the "Firstrust Note"), the amounts advanced pursuant to the Firstrust Note bear interest at the Prime Rate as published in the Wall Street Journal's "Money Rates" section (the "E&H Firstrust Borrowing Rate"). The current E&H Firstrust Borrowing Rate is 4.00%.

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

         At December 31, 2003, $1,093,000 has been advanced and $19,000 in accrued interest was due under the NPAMLP Lines and $1,133,000 has been borrowed under the E&H Firstrust Line, respectively.

         F. TENANT IMPROVEMENTS

         The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 2003, approximately $25,000 was provided to tenants in rental abatements.

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

         NPAMLP adopted SFAS No. 144 on January 1, 2002 and accordingly, the results of operations of the properties disposed of or held for sale during the years ended December 31, 2003 and 2002 have been classified as Discontinued operations in the Statement of Operations and Changes in Partners' Deficit for the three years ended December 31 2003, 2002 and 2001. The gain reported in discontinued components was $808,000 for the year ended December 31, 2003. For the years ended December 31, 2002 and 2001, a loss of $5,064,000 and $1,549,000, respectively, was reported in discontinued operations. See "Item 6. Selected Financial Data."

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

         During the year ended December 31, 2002, an analysis of the estimated future undiscounted cash flows from the Hutchinson, Minnesota property indicated that the property might be impaired. A write-down of $413,000 was required under SFAS No. 144 and is included in discontinued components for the year ended December 31, 2002. During the year ended December 31, 2001, an analysis of the estimated future undiscounted cash flows from the Borger, Texas property indicated that the property might be impaired. A write-down of $250,000 was required under SFAS No. 121 and is included in Write-down of rental property for the year ended December 31, 2001. The estimated fair value of these properties was determined by management based on projected cash flows and market trends. In July 2003, the Hutchinson property was foreclosed by the property's lender (see "Results of Operations - Property Dispositions During Fiscal 2003" below).

                  III. RESULTS OF OPERATIONS

         A. PROPERTY DISPOSITIONS DURING FISCAL 2003

         NPAMLP owned 37 and 40 properties at December 31, 2003, and 2002, respectively. As a result of Kmart's bankruptcy petition and subsequent rejection of certain leases, the Sparks, Fort Wayne and Newberry properties were disposed and the Lake Mary property could be disposed. Also, the Kmart lease at the Bowling Green property was rejected during the second quarter of 2002. See "Item 1. Business - II. NPAMLP Objectives and Policies - B. Competition for Tenants - Anchor Tenants."

         During the first quarter of 2003 NPAMLP sold the Escanaba, MI property and the vacant anchor tenant space at the Wheelersburg, OH property. The net gain on sale of the Escanaba property, including the forgiveness of wraparound mortgages payable, net of discounts was $495,000. The net gain on the sale of the vacant anchor tenant space at the Wheelersburg property was $336,000.

         During the second quarter of 2003 the Clackamas, OR property was conveyed to the holder of a 1995 option agreement in accordance with its terms. The net gain on this transaction, including the forgiveness of wraparound mortgages payable, net of discounts was $186,000. In addition, the Hutchinson, MN property was foreclosed by the holder of the Third Party Underlying Mortgage. As a result, NPAMLP recorded a net gain in disposition of properties, including forgiveness of wraparound mortgages, net of discounts in the amount of $1,197,000.

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

         C. FULL FISCAL YEARS

         Over the five year period ended December 31, 2003, NPAMLP disposed of 14 Properties and acquired 2 Properties. Between 1999 and 2001, 2 Properties were disposed and 2 Properties were acquired in transactions structured to be tax-free exchanges in accordance with Section 1031 of the Internal Revenue Code. The net number of Properties owned and disposed of by year are as follows:

                                            2003          2002         2001         2000      1999
                                            ----          ----         ----         ----      ----
Beginning of year                            40            49           48           48        49
Properties (acquired) disposed                3             9           (1)           -         1
                                            ---           ---          ---          ---       ---
End of year                                  37            40           49           48        48
                                            ===           ===          ===          ===       ===

         The disposition of Properties resulted in "Net (loss) gain on disposition of properties" and "Forgiveness of wraparound mortgages payable on disposition of properties" as reflected in the financial statements.

         The following table reflects the operating results (in thousands) for NPAMLP for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, excluding the operating results for 14 Properties that were disposed and 2 Properties that were acquired during the five year period. The table is presented in order to facilitate an understanding of the operating results and trends of NPAMLP.

                          2003        2002        2001        2000        1999
                          ----        ----        ----        ----        ----
INCOME:

Rental income            $13,442     $13,351     $13,520     $13,460     $13,693
Other charges
 to tenant                 3,888       3,936       4,201       4,089       4,554
Interest income              195         216         220         239         210
Other income                   -           -           -           -         150
                         -------     -------     -------     -------     -------

TOTAL INCOME              17,525      17,503      17,941      17,788      18,607
                         -------     -------     -------     -------     -------

OPERATING EXPENSES:

Interest expense           8,455       8,322       8,197       7,944       7,766
Other operating
 expenses                  9,105       8,660       8,061       7,973       7,979
Depreciation and
 amortization              5,366       5,312       5,276       5,249       5,209
                         -------     -------     -------     -------     -------
TOTAL OPERATING
 EXPENSES                 22,926      22,294      21,534      21,166      20,954
                         -------     -------     -------     -------     -------
OPERATING LOSS           $(5,674)    $(4,791)    $(3,593)    $(3,378)    $(2,347)
                         =======     =======     =======     =======     =======

         The fluctuations in "Rental Income" between years has been modest and did not exceed 1.7% for any of the years presented. This is consistent with the Property portfolio which has a significant portion of space rented to Anchor Tenants under long term leases. Variances from year to year are primarily a result of increased or decreased percentage rental income which is derived from tenant sales. Anchor Tenant sales depend largely on the overall economy, however, also during 2002, NPAMLP's major tenant (Kmart) filed for bankruptcy protection. This has resulted in a general decrease in Rental income and Other charges to tenants as well as an increase in Other operating expenses.

         The reduction in Other charges to tenants between 2001 and 2002 was primarily a result of reduced common area maintenance reimbursements which primarily resulted from reduced snow removal expenses during 2001.

         The Properties are financed by long term fixed rate debt and consequently fluctuations between 1999 and 2003 did not exceed 3.2% for any of these years.

         The increase in Other operating expenses between 2001 and 2003 was primarily a result of increased general and administrative costs. Between 2001 and 2002, these costs included a large increase in bad debt expense which was partially due to direct write-offs of uncollectible accounts receivable and to an increase in the allowance for bad debt. The allowance and corresponding expense was increased by $220,000 due to the Kmart bankruptcy and management's recent experience with other uncollectible accounts from tenants other than Kmart. Also, additional legal and other professional fees were incurred as a result of the Kmart bankruptcy, which further increased NPAMLP's general and administrative expenses between 2001 and 2002 and between 2002 and 2003. An additional increase in Other operating expenses between 2002 and 2003 resulted from increased repairs and maintenance expenses which included environmental remediation incurred in connection with the preparation of new tenant space.

         The increases in depreciation and amortization between 1999 and 2003 are due to capital improvements.

                  IV.      TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                              Payments due by period
                                                  (in thousands)
                           ------------------------------------------------------------
     Contractual                       Less than                              More than
     Obligations             Total       1 year     1-3 years    3-5 years     5 years
----------------------     --------    ---------    ---------    ---------    ----------
Wrap Mortgages Payable     $260,688     $ 12,892     $ 20,702     $ 19,010     $208,084

Ground Leases                11,687          842        1,051          980        8,814
                           --------     --------     --------     --------     --------

   Total                   $272,375     $ 13,734     $ 21,753     $ 19,990     $216,898
                           ========     ========     ========     ========     ========

                  V.       INDEBTEDNESS SECURED BY THE PROPERTIES

         The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 2003, the aggregate indebtedness of NPAMLP pursuant to the Wrap Mortgages was approximately $238 million, of which approximately $65 million constituted indebtedness under the Third Party Underlying Obligations and $20 million constituted indebtedness under the Second Mortgages. See "Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters - IV. Certain Income Tax Considerations - A. Recognition of Gain." As of December 31, 2003, the aggregate historical cost of the Properties securing the indebtedness of NPAMLP mortgages was approximately $182 million. The original acquisition of the Properties by the Partnerships was typically structured as set forth below.

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

         B. THE SECOND MORTGAGES AND NOTES

           Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The approximate outstanding principal balance of the Second Mortgages as of December 31, 2003, was approximately $20 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

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

         D. FUTURE INTEREST AGREEMENT

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

         The Managing General Partner believes that the execution and delivery of the 2003 Agreement will have the following effects for NPAMLP: as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and the PVPG Wrap Notes (i) NPAMLP expects to realize significant reductions in interest that it otherwise would have been obligated to pay during the period between January 1, 2003 and December 31, 2013 when these loans mature and (ii) NPAMLP will be able to allocate a greater portion of its available cash flow to principal repayments. As a result of the faster repayment of principal, the Limited Partners will recognize additional taxable income (or smaller tax losses) in each year from 2003 until the maturity of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages. In addition, the anticipated date of dissolution of NPAMLP will now occur in 2013 rather than 2015. Further, because the reduced interest rate is below the Applicable Federal Rate ("AFR") prescribed under Section 1274 of the Internal Revenue Code of 1986, as amended, investors in Unaudited Partnerships will recognize non-recurring ordinary income (forgiveness of indebtedness) on average of approximately $4,000 per Limited Partner in 2003. The tax impact of this recognition will depend upon numerous factors related to each investor's particular tax situation, including his marginal tax rate and his suspended passive losses from prior years. Each investor is urged to consult his own tax advisor for further advice on this point.

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

ITEM 7(a).        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks to NPAMLP primarily relate to changes in interest rates. The interest rate exposure of NPAMLP primarily relates to its Wrap Mortgage obligations. A significant portion of the Wrap Mortgage interest expense is based upon an imputed rate which exceeds the stated rate. As a result, management does not believe that NPAMLP's debt structure would be significantly impacted by a change in the market rate of interest. The Wrap Mortgages and the imputation of its interest is further discussed in NPAMLP's combined financial statements and the accompanying notes 2(e) and 9 thereto which are included in
Part IV, Item 15 of this Form 10-K.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The combined financial statements, including the notes thereto and the report of the independent certified public accountants, are included in Part IV,
Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 22, 2002, the General Partners of NPAMLP approved the engagement of Asher & Company, Ltd as its independent public accountants for the fiscal year ending December 31, 2002, to replace the firm of KPMG LLP, which was dismissed as auditors of NPAMLP effective May 22, 2002. The appointment of Asher & Company, Ltd. is not subject to ratification by NPAMLP's Limited Partners.

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

ITEM 9(a).        CONTROLS AND PROCEDURES

         Within the ninety-day period prior to the filing of this report on form 10-K, an evaluation was carried out under the supervision and with the participation of NPAMLP's management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of NPAMLP's disclosure controls and procedures. The conclusions of such officers with respect to the effectiveness of NPAMLP's disclosure controls and procedures are set forth hereinafter. Additionally, there were no significant changes in NPAMLP's internal controls or in other factors that could significantly affect these controls subsequent to the date of such officer's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses (none of which were found to exist). (See "Certifications" set forth as Exhibits).

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  I.       SUMMARY

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

         The directors and executive officers of the General Partners are as follows:

         Edward B. Lipkin, age 58, serves as Director of the Managing General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

         Robert McKinney, age 48, serves as Director of the Equity General Partner. Mr. McKinney received a Masters of Science and Masters of Business Administration from Villanova University and Temple University, respectively.

                  II.      CODE OF ETHICS

         In view of the fiduciary obligation that the Managing General Partner has to NPAMLP, the Managing General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit NPAMLP, particularly, in light of NPAMLP's limited business activities.

                  III.     AUDIT COMMITTEE FINANCIAL EXPERT

         Because the Managing General Partner does not have an audit committee, it has not designated an audit committee financial expert.

ITEM 11.          EXECUTIVE COMPENSATION

         Neither the General Partners nor the officers of the General Partners receive compensation from NPAMLP. Certain administrative services related to tax and accounting service and to investor note collections were performed by the Managing General Partner on behalf of NPAMLP as provided in the Partnership Agreement. The amount payable to the Managing General Partner for such services aggregated $157,000, $160,000 and $77,000 for the years ended December 31, 2003, 2002 and 2001, respectively. See "Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                   AMOUNT AND
                             NAME & ADDRESS OF                      NATURE OF
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

  PERSON RECEIVING                                                            ESTIMATED AMOUNT
    COMPENSATION               TYPE OF COMPENSATION                           OF COMPENSATION
---------------------          --------------------                           ---------------
                               ORGANIZATIONAL PHASE

Equity General Partner                                                        1% general partners'
                                                                              interest in NPAMLP.

                               OPERATIONAL PHASE

Equity General Partner         General Partners' share of                     On an annual basis,
                               Cash Flow from Operations.                     1% of Cash Flow from

                                                                              Operations. Actual amounts will
                                                                              depend upon future operations and
                                                                              are not now determinable.

EBL&S Property                 Property Management Fees.                      Annual fee of 5% of gross operating
Management, Inc.                                                              revenues derived from the Properties.
                                                                              Actual amounts will depend upon
                                                                              future operations and are not now
                                                                              determinable.

EBL&S Property                 Leasing Fees.                                  For all obtained or renewed leases,
Management, Inc.                                                              an amount equal to the fees
                                                                              customarily charged in the
                                                                              geographic area of leased property.
                                                                              Actual amounts will depend upon
                                                                              future operations and are not now
                                                                              determinable.

Equity General Partner         General Partners' share                        The Equity General Partner will be
                               Of Profit and Losses.                          allocated 1% of the profits and
                                                                              losses from NPAMLP operations.

Managing General               Reimbursement of Expenses(1)                   Actual cost of goods and services
Partner                                                                       utilized for or by NPAMLP,
                                                                              including certain administrative
                                                                              services performed by the Managing
                                                                              General Partner.

                               LIQUIDATION PHASE

Equity General Partner         General Partners' share of                     The Equity General Partner will be
                               Proceeds of Sales of the                       allocated 1% of the Proceeds of Sale
                               Properties.                                    of the Properties.

E&H Properties, Inc.           Repayment of Indebtedness                      Actual amounts will depend on the
                               secured by Second Mortgages.                   price of Properties and are not now
                                                                              determinable.

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

---------------------
         (1) All expenses of NPAMLP are billed directly to and paid by NPAMLP. The Managing General Partner is reimbursed for the actual cost of goods and materials used for or by NPAMLP and obtained from entities which are not affiliates of the Managing General Partner. In addition, the Managing General Partner is reimbursed for administrative services performed for NPAMLP, provided that such services are necessary for the prudent operation of NPAMLP and further provided that such reimbursement is at the lower of (i) the Managing General Partner's actual cost or (ii) the cost of obtaining comparable administrative services from independent parties in the same geographic location. Reimbursement to the Managing General Partner for services for which it is entitled to compensation by way of a separate fee is not allowed. No reimbursement is made for rent, depreciation, utilities, or capital equipment in the building in which NPAMLP maintains offices and other overhead costs.

An aggregate of approximately $887,000 was earned by the Property Manager for management fees, and an aggregate of approximately $107,000 was earned by the Property Manager for leasing fees for the fiscal year 2003.

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

         A. CONFLICT REGARDING SALES AND REFINANCING

         The Managing General Partner is an affiliate of NPA. NPA or its affiliates hold the Second Mortgages aggregating $20 million. This lack of independence gives rise to certain conflicts of interest with respect to the sale or refinancing of the Properties.

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

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  I.       AUDIT FEES

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. and KPMG, LLP for the audit of NPAMLP's annual financial statements and review of financial statements included in NPAMLP's Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $106,000 ($56,000 and $50,000 for the years ended December 31, 2003 and 2002, respectively), and $21,000 ($7,000 and $14,000 for the years ended December 31, 2003 and 2002, respectively), respectively.

                  II.      AUDIT RELATED FEES

         The aggregate fees billed in each of the last two fiscal years for assurance and related services by KPMG, LLP that are reasonably related to the performance of the audit or review of NPAMLP's financial statements and are not reported above in "Item 14 - I. Audit Fees", amounted to $5,000 for the year ended December 31, 2002. The nature of the services comprising the fees disclosed under this category included the review of Form 8-K and predecessor review of audit workpapers.

                  III.     TAX FEES

         The aggregate fees billed in each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for tax compliance, tax advice and tax planning were $12,000 ($6,000 for each of the years ended December 31, 2003 and 2002).

                  IV.      ALL OTHER FEES

         There were no fees billed in each of the last two fiscal years for products or services provided by Asher & Company, Ltd. other than the services reported in the three preceding paragraphs.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

                  I.       DOCUMENTS FILED AS PART OF THIS REPORT

         A. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Reports............................................................             F-1

Combined Financial Statements:

  Combined Balance Sheets at December 31, 2003 and 2002..................................             F-3

  Combined Statements of Operations and Changes
  in Partners' Deficit for the years ended
  December 31, 2003, 2002 and 2001.......................................................             F-4

  Combined Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001.......................................................             F-5

Notes to Combined Financial Statements...................................................             F-6

Attachments

  1  Properties Effectively Owned by NPAMLP at
     December 31, 2003...................................................................             F-16

  2  Schedules II and III to the Combined Financial
     Statements..........................................................................             F-17

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

     *3.1      Initial Limited Partnership Agreement of NPAMLP.

     *3.2      Amended and Restated Limited Partnership Agreement of NPAMLP.

     *3.3      Certificate of Limited Partnership of NPAMLP.

  ****3.4      Amendment One to the Amended and Restated Limited Partnership Agreement of
               NPAMLP.

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


    *10.2      Leasing and Management Agreement by and between EBL&S Property Management,
               Inc. and NPAMLP.

    *10.3      Information Statement Relating to the formation of NPAMLP.

    *10.4      Proof of Claim and Release and Vote on Consolidation.

   **10.5      Loan and Security Agreement between E&H Properties, Inc. and Jefferson
               Bank.

   **10.6      Line of Credit Promissory Note.

  ***10.7      Agreement between NPAMLP, NPAEP and PVPG.

  ***16.1      Letter from replaced accountants (previously filed with Form 8-K dated May
               29, 2002).

     31.1      Certification of Managing General Partner pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

     31.2      Certification of Equity General Partner pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

     31.3      Certification of Chief Financial Officer pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

     32.1      Certification of Managing General Partner pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

     32.2      Certification of Equity General Partner pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

     32.3      Certification of Chief Financial Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

   * Incorporated by reference from Registrant's Report on Form 10 filed July 14, 1994 (0-24816)

  ** Incorporated by reference from Registrant's Report on Form 10-K filed April 1, 1996 (0-24816).

 *** Incorporated by reference from Registrant's Report on Form 10-K filed March 31, 2003 (0-24816).

**** Incorporated by reference from Registrant's Report on Form 10-Q filed November 11, 2003 (0-24816).

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

NATIONAL PROPERTY ANALYSTS MASTER
LIMITED PARTNERSHIP
(Registrant)

By: EBL&S, Inc., its managing general partner

    By: /s/ Edward B. Lipkin
        ------------------------------
        Edward B. Lipkin
        Director

Date: March 12, 2004

By: Feldman International, Inc., its equity general partner

    By: /s/ Robert McKinney
        ------------------------------
        Robert McKinney
        Director

Date:   March 12, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                     Capacity                                         Date
     ---------                                     --------                                         ----
/s/ Edward B. Lipkin                Director of EBL&S, Inc.
--------------------                Principal Executive Officer,
Edward B. Lipkin                    Principal Accounting Officer and
                                    Principal Financial Officer                                March 12, 2004

/s/ Robert McKinney                 Director of Feldman International, Inc.                    March 12, 2004
-------------------
Robert McKinney

                          INDEPENDENT AUDITORS' REPORT

General Partners
National Property Analysts Master Limited Partnership

         We have audited the accompanying combined balance sheets of National Property Analysts Master Limited Partnership (NPAMLP) (a limited partnership) as of December 31, 2003 and 2002 and the related combined statements of operations and changes in partners' deficit, and cash flows for the years then ended. In connection with our audits of the combined financial statements, referred to above, we have also audited the financial statement schedules of properties effectively owned by NPAMLP (Schedule I), combined valuation and qualifying accounts (Schedule II), and combined real estate and accumulated depreciation schedule (Schedule III) as of December 31, 2003 and 2002. These combined financial statements and financial statement schedules are the responsibility of NPAMLP's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audits.

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

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of National Property Analysts Master Limited Partnership as of December 31, 2003 and 2002 and the combined results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 5, 2004

                          INDEPENDENT AUDITORS' REPORT

General Partners
National Property Analysts Master Limited Partnership

         We have audited the combined statement of operations and changes in partners' deficit of National Property Analysts Master Limited Partnership (NPAMLP) (a limited partnership), and the related combined statement of cash flows for the year ended December 31, 2001. In connection with our audit of the combined financial statements referred to above, we have also audited the financial statement schedules of combined valuation and qualifying accounts for the year ended December 31, 2001 and combined real estate and accumulated depreciation as of December 31, 2001. These combined financial statements and financial statement schedules are the responsibility of NPAMLP's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audit.

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

         In our opinion, the 2001 combined financial statements referred to above present fairly, in all material respects, the results of operations of NPAMLP and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG, LLP

Philadelphia, PA
March 15, 2002

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                             Combined Balance Sheets
                           December 31, 2003 and 2002
                                 (in thousands)

                                                                                  2003             2002
                                                                               ----------       ----------
                       ASSETS
Rental property at cost:
   Land                                                                        $   11,412       $   11,983
   Buildings                                                                      170,326          176,756
                                                                               ----------       ----------
                                                                                  181,738          188,739
   Less: accumulated depreciation                                                 105,283          105,559
                                                                               ----------       ----------
         Rental property, net                                                      76,455           83,180
Cash and cash equivalents                                                             773            2,587
Restricted cash                                                                     3,048            2,384
Investment securities available for sale, at market                                   660            1,453
Tenants accounts receivable, net of allowance of $150 and
   $250 for 2003 and 2002, respectively                                               157              745
Unbilled rent receivable                                                              282              226
Other assets (1)                                                                    1,214            1,300
                                                                               ----------       ----------
Total assets                                                                   $   82,589       $   91,875
                                                                               ==========       ==========
                  LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable (1)                                               $  237,968       $  252,746
Less:  unamortized discount based on imputed interest rate of 12% (1)             109,525          122,319
                                                                               ----------       ----------

         Wraparound mortgages payable less unamortized discount (1)               128,443          130,427

Due to Pension Groups (1)                                                             662              576
Other borrowings (1)                                                                1,093              770
Accounts payable and other liabilities (1)                                          3,224            3,381
Deferred revenue                                                                      157              500
Finance lease obligation                                                            2,150            2,150
Deposit on sale of property                                                             -              301
                                                                               ----------       ----------
         Total liabilities                                                        135,729          138,105

Unrealized gain (loss) on investment securities                                        69              (24)
Partners' deficit                                                                 (53,209)         (46,206)
                                                                               ----------       ----------

         Total partners' deficit                                                  (53,140)         (46,230)
                                                                               ----------       ----------

Total liabilities and partners' deficit                                        $   82,589       $   91,875
                                                                               ==========       ==========

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
       Combined Statements of Operations and Changes in Partners' Deficit
                  Years ended December 31, 2003, 2002 and 2001
                        (in thousands, except unit data)

                                                                   2003             2002           2001
                                                              -------------     -----------      ---------
Income:
   Rental income                                              $      14,756     $    14,633      $  15,064
   Other charges to tenants                                           4,281           4,259          4,408
   Interest income                                                      208             217            230
                                                              -------------     -----------      ---------
         Total income                                                19,245          19,109         19,702
                                                              -------------     -----------      ---------
Operating expenses:
   Interest expense (1)                                              13,174          13,186         13,012
   Real estate taxes                                                  3,751           3,856          3,726
   Management fees (1)                                                  878             835            878
   Common area maintenance expenses                                   2,320           1,922          2,044
   Ground rent                                                          556             488            492
   Repairs and maintenance                                              413             173            203
   General and administrative                                         1,546           1,232            559
   Depreciation                                                       5,542           5,505          5,501
   Amortization                                                         210             188            164
                                                              -------------     -----------      ---------
         Total operating expenses                                    28,390          27,385         26,579
                                                              -------------     -----------      ---------
         Operating loss                                              (9,145)         (8,276)        (6,877)
                                                              -------------     -----------      ---------
Other income (expense):
   Realized gain (loss) on investment securities                         97            (185)             -
   Forgiveness of wraparound mortgages payable
     on disposition of properties (1)                                 1,237          10,770              -
                                                              -------------     -----------      ---------
         (Loss) income from continuing operations                    (7,811)          2,309         (6,877)

Discontinued operations:
   Gain(loss) from operations of discontinued components
     (including gain (loss) on disposition of properties of
     $923 and ($3,548) for the years ended December 31, 2003
     and 2002; and write-down of rental property of $413 and
     $250 for the years ended December 31, 2002 and 2001) (1)           808          (5,064)        (1,549)
                                                              -------------     -----------      ---------
         Net loss                                                    (7,003)         (2,755)        (8,426)

Partners' deficit:
   Beginning of year                                                (46,230)        (43,453)       (35,025)
   Net change in unrealized gain on investment securities                93             (22)            (2)
                                                              -------------     -----------      ---------
   End of year                                                $     (53,140)    $   (46,230)     $ (43,453)
                                                              =============     ===========      =========

   Net loss per unit                                          $      (71.64)    $    (28.18)     $  (86.20)
                                                              =============     ===========      =========

   Weighted average units outstanding                                97,752          97,752         97,752
                                                              =============     ===========      =========

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                        Combined Statements of Cash Flows
                  Years ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                                2003       2002        2001
                                                             ---------   ---------   ---------
Cash flows from operating activities:
   Net loss                                                  $  (7,003)  $  (2,755)  $  (8,426)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation                                              5,639       6,272       7,019
       Amortization of discount (1)                              8,703       7,257       7,672
       Provision for bad debts                                    (100)        220           -
       Net gain on disposition of properties including
          forgiveness of wraparound mortgage payable            (2,160)     (7,222)          -
       Gain on finance lease obligation                              -        (500)          -
       Realized (gain) loss on investment securities               (97)        185           -
       Write-down of rental property                                 -         413         250
       Changes in assets and liabilities:
           Decrease (increase) in tenants accounts
              receivable                                           688        (572)       (275)
           (Increase) decrease in unbilled rent receivable         (56)        (14)        209
           Decrease (increase) in other assets                      86        (302)      1,652
           (Decrease) increase in accounts payable and
              other liabilities                                   (157)      1,334         129
           (Decrease) increase in deferred revenue                (343)       (205)        622
                                                             ---------   ---------   ---------

           Net cash provided by operating activities             5,200       4,111       8,852
                                                             ---------   ---------   ---------

Cash flows from investing activities:
       Disposition of properties                                   336       4,434           -
       Acquisition of properties                                     -           -      (4,507)
       Improvements to rental property                          (2,160)     (1,384)       (691)
       (Increase) decrease in restricted cash                     (664)         22           5
       Decrease in deposit on sale of property                    (301)     (1,750)          -
       Purchase of investment securities                          (262)     (4,909)       (100)
       Sale of investment securities                             1,245       3,347           -
                                                             ---------   ---------   ---------

           Net cash used in investing activities                (1,806)       (240)     (5,293)
                                                             ---------   ---------   ---------

Cash flows from financing activities:
       Payments on wraparound mortgages                         (5,617)     (5,463)     (6,711)
       Increase (decrease) in due to/from Pension Groups            86         620         (93)
       Proceeds from other borrowings                              323           -           -
       Proceeds from additional debt                                 -           -       4,507
                                                             ---------   ---------   ---------

           Net cash used in financing activities                (5,208)     (4,843)     (2,297)
                                                             ---------   ---------   ---------

           (Decrease) increase in cash and cash equivalents     (1,814)       (972)      1,262

Cash and cash equivalents:
   Beginning of year                                             2,587       3,559       2,297
                                                             ---------   ---------   ---------

   End of year                                               $     773   $   2,587   $   3,559
                                                             =========   =========   =========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                    $   4,580   $   6,561   $   8,511
                                                             =========   =========   =========
Supplemental disclosure of noncash activities:
   Reduction in wraparound mortgages from forgiveness
     of debt, net of related discount                        $   5,070   $  21,244   $       -
                                                             =========   =========   =========

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2003, 2002 and 2001
                             (dollars in thousands)

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

       Through December 31, 2003, NPAMLP sold properties that generated approximately $35,178 in net proceeds that have been applied as a reduction of the Threshold amount. NPAMLP has not distributed any sales proceeds to its partners since its organization.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2003, 2002 and 2001
                             (dollars in thousands)

       NPAMLP has working capital as of December 31, 2003, of approximately $1,733, excluding amounts due to the managing general partner and the Pension Groups of $1,437 and $662, respectively. NPAMLP has $773 of unrestricted cash and $157 available under line of credit agreements at December 31, 2003, to meet its short-term obligations. Through December 31, 2003, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wraparound mortgage have released their liens. In addition, as of December 31, 2003, the managing general partner has advanced approximately $1,437 to NPAMLP but may require the repayment of the advances for its own operational needs.

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

           During the years ended December 31, 2002 and 2001, an analysis of the estimated future undiscounted cash flows from the Hutchinson, Minnesota and Borger, Texas properties, respectively, indicated that the properties might be impaired. A write-down of $413 and $250 was required under SFAS No. 144 and SFAS 121, respectively, and is included in "Loss from operations of discontinued components" for the years ended December 31, 2002 and 2001, respectively. In July 2003, the Hutchinson property was foreclosed by the property's lender (see
           Note 5).

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

       (d) INVESTMENT SECURITIES

           Investment securities, consisting of common and preferred stock, are classified as available for sale and carried at estimated fair value. Unrealized gains and losses on the investment securities are included as a separate component of Partners' Deficit.

       (e) DISCOUNT ON WRAPAROUND MORTGAGES

           The discount on wraparound mortgages represents the difference between the present value of mortgage payments at the stated interest rate and the imputed rate. The discount is amortized using the interest method over the terms of the mortgages and is recorded as interest expense.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2003, 2002 and 2001
                             (dollars in thousands)

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

           In accordance with SFAS No. 107, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 2003 and 2002.

       (i) DISCONTINUED OPERATIONS

           In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64. SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. As a result of this adoption, gains from extinguishment of debt previously reported as extraordinary for the period ended December 31, 2002, have been reclassified in the accompanying combined statement of operations for that period to conform to the presentation required by SFAS No. 145.

       (j) NEW PRONOUNCEMENT

           In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003, with early adoption permitted. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have an impact on NPAMLP.

       (k) USE OF ESTIMATES

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2003, 2002 and 2001
                             (dollars in thousands)

       (l) RECLASSIFICATIONS

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

       NPAMLP entered into a leasing and property management agreement with EBL&S Property Management, Inc. (EBL&S) in 1990, which is owned entirely by E&H. Under the agreement, EBL&S is to receive a property management fee equal to 5% of the gross annual rentals collected, including tenant reimbursements for common area maintenance charges, real estate taxes and property insurance. EBL&S is also entitled to receive leasing commissions for obtaining or renewing leases and reimbursement for services provided to NPAMLP for Partnership administration. The leasing commissions paid or due to EBL&S are deferred over the life of their respective leases and are included in Other assets on the Balance Sheet. The leasing commissions due to EBL&S are included in Account payable and other liabilities on the Balance Sheet.

       Management fees and administrative services are paid exclusively to EBL&S and are included in the Statement of Operations. Also, included in Other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest. The loan is unsecured, interest only, bears interest at 10% and matures on November 1, 2008. The Wraparound mortgages payable are held by the Pension Groups. NPAEP and PVPG, which collectively own approximately 97 percent of the outstanding balance of the Wraparound mortgages payable, are controlled by Lipkin. Due from Pension Groups, unamortized discount and interest expense are all financial statement accounts which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities as of December 31, 2003, are $1,437 due EBL&S, $19 due E&H and $125 due limited partnerships where Lipkin has a controlling interest. The amounts due to EBL&S were primarily for property management fees, leasing commissions, administrative services and cash advances for debt service. Amounts earned by EBL&S for the years ended December 31 were as follows:

                                  2003         2002         2001
                                 ------       ------       ------
Property management fees         $  887       $  890       $1,070
Leasing commissions                 107          283           64
Administrative services             157          160           77
                                 ------       ------       ------
                                 $1,151       $1,333       $1,211
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

       During 1996, the El Paso, Texas property was sold to a limited partnership owned by directors and executives of EBL&S. The sales price of the property was determined to be at fair market value by an independent appraiser. In connection with the transaction, a promissory note was issued to NPAMLP in the approximate amount of $436, which is included in Other assets in the accompanying financial statements. The note is unsecured, interest only, bears interest at 10% and matures on November 1, 2008.

       NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interests in NPAMLP in exchange for the transfer of the Trenton, New Jersey property and related wraparound mortgage obligations. As a result, NPA and its principals did not own

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2003, 2002 and 2001
                             (dollars in thousands)

       any of the 97,752 units of NPAMLP at December 31, 2003, 2002 and 2001, respectively.

       NPA holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $19,903 and $24,408 at December 31, 2003 and 2002, respectively.

(4)    TENANT LEASES

       At December 31, 2003 and 2002, NPAMLP effectively owned and operated 37 and 40 properties, respectively, as listed in Schedule I, that were comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 170 tenants, under various lease agreements which are treated as operating leases.

       In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance and renewal options. The leases expire under their original terms at various dates over the next 21 years.

       Future minimum lease rentals to be received under noncancellable leases are approximately:

2004            $12,379
2005             10,449
2006              8,499
2007              6,978
2008              5,985
Thereafter       38,794
                -------
   Total        $83,084
                =======

       Rental income includes approximately $1,255, $1,018 and $1,107 related to percentage rents for the years ended December 31, 2003, 2002 and 2001, respectively.

(5)    MAJOR TENANT

       NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart") which in 2003, 2002 and 2001 accounted for approximately 39%, 43% and 55%, respectively, of the rental income received by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of December 31, 2003, NPAMLP had 17 remaining leases with Kmart aggregating approximately 1,632,000 square feet. As of December 31, 2003, the total due from Kmart was $206. Four of the stores occupied by Kmart had been vacated as of December 31, 2001; however, Kmart had continued to make rental payments under the terms of its lease for each of these properties until three of the four leases were rejected by Kmart in bankruptcy during the first quarter of 2002. Subsequent to its bankruptcy petition, Kmart rejected the leases and ceased payment of rent on the Fort Wayne, Indiana; Lake Mary, Florida and Newberry, South Carolina properties effective February 1, 2002. The fourth Kmart lease vacant at December 31, 2001 was leased to another anchor tenant in 2002. During the year ended December 31, 1990, NPAMLP sold options for the purchase of the Fort Wayne, Indiana and Sparks, Nevada properties (the Sparks property was also leased to Kmart at December 31, 2001). Aggregate proceeds received from the sale of the options were recorded as a Deposit on sale of property. Any gain or loss from these transactions was to be recognized at the date upon which title to the land and buildings was conveyed to the holder of the option. The option provided that the title to the land and buildings was to be conveyed to the holder of the option without any additional consideration on December 11, 2006 for the Sparks property and November 14, 2003 for the Fort Wayne property, or would be conveyed automatically to the holder of the option in the event of a default of the underlying tenant leases or mortgages. Under the option agreements, the bankruptcy filing by Kmart constituted a default on the tenant leases. In January 2002, the Sparks property was conveyed to the holder of its option. As a result of this transaction, the Deposit on sale of property was reduced by $1,050 and a net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $2,128. In December 2002, the Fort Wayne property was conveyed to the holder of its option. As a result of this transaction, the Deposit on sale of property was reduced by $600 and a net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $1,136. NPAMLP has negotiated a short term lease with the subtenant at the Lake Mary property. If NPAMLP is unable to negotiate a further extension of this lease and negotiate a modification of the mortgage with the property's lender, the Lake Mary property could be lost to foreclosure. The carrying value of this property was $7,009 and the balance of the related wraparound mortgages payable, net of discounts, was $6,209 as of December 31, 2003. In March 2002, the Newberry property was sold to a limited partnership in which a related party owned a 1% general partner interest.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2003, 2002 and 2001
                             (dollars in thousands)

       In the second quarter of 2002, leases at the Bowling Green, Ohio; and Hutchinson, Minnesota properties were rejected by Kmart in bankruptcy. In July 2003, the Hutchinson property was foreclosed by the property's lender. As a result of this transaction, a net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $1,197. There can be no assurance that new leases can be successfully negotiated or that the rental income will be comparable with the Bowling Green property. The Bowling Green property had a carrying value of $1,796 and the balance of the related wraparound mortgages payable, net of discounts, was $5,887 as of December 31, 2003. As of December 31, 2003 Kmart was current with respect to its post-petition obligations for its remaining leases.

       In January 2003, Kmart filed its Joint Plan of Reorganization and corresponding Disclosure Statement with the United States Bankruptcy Court. The Plan of Reorganization was confirmed in the second quarter of 2003.

(6)    IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

       On January 1 2002, NPAMLP adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supercedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS No. 144 retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners), or is classified as held for sale. Accordingly, the results of operations of properties disposed of or held for sale have been classified as Discontinued operations in the Statement of Operations and Changes in Partners' Deficit.

       In February 2003, the Escanaba, Michigan property was sold. The net gain on this transaction including the forgiveness of wraparound mortgages, net of discounts, was $495. In March 2003, a portion of the Wheelersburg, Ohio property was sold. The net gain on this transaction was $336. Both of these transactions were included in Discontinued operations in the Statement of Operations and Changes in Partners' Deficit for the year ended December 31, 2003.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2003, 2002 and 2001
                             (dollars in thousands)

       the Finance lease obligation was reduced by $500 and a net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $1,609.

       Future minimum lease payments under all noncancellable ground leases as of December 31, 2003 are approximately.

2004                 $   842
2005                     559
2006                     492
2007                     492
2008                     488
Thereafter             8,814
                     -------
    Total            $11,687
                     =======

       Total rental expense for ground leases for the years ended December 31, 2003, 2002, 2001, was approximately $556, $488 and $492, respectively. In addition, $306, $220 and $256 of ground rent was recorded as interest expense for the years ended December 31, 2003, 2002 and 2001, respectively.

(8)    OTHER BORROWINGS

       During 1995, NPAMLP negotiated with E & H Properties, Inc. (E&H), a related party, for E&H to advance up to $1,000 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the resulting agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. The line bears interest based on a variable rate (4.00% at December 31, 2003) and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. During 1999, NPAMLP negotiated with E&H for E&H to advance up to an additional $250 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. This additional line bears interest based on the prime rate (4.00% at December 31, 2003) and is scheduled to expire May 2003. During 1999, E&H secured an additional line of credit with a bank that will enable E&H to fund advances to NPAMLP. Any amounts advanced to NPAMLP are secured by a $250 second mortgage on the Sault Ste. Marie, Michigan property. As of December 31, 2003, and 2002, $1,093 and $770, respectively were owed by NPAMLP under these lines of credit, excluding $19 and $79 in accrued interest at December 31,2003 and 2002. As of December 31, 2003 and 2002, E&H owed $1,133 and $70, respectively under its bank lines of credit.

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

       Through December 31, 1997, MLPG had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by Audited Partnerships. In 1998, MLPG agreed to forgive certain wraparound mortgages remaining after the disposition of properties that were owned by Unaudited Partnerships. For the year ended December 31, 2003, wraparound mortgage obligations of approximately $9,161 with related discounts of $4,091 were forgiven in connection with various property dispositions. The net amount of $5,070 is included in Other income (expense) as Forgiveness of wraparound mortgages payable on disposition of properties for the year ended December 31, 2003.

       The wraparound mortgages have maturity dates varying from August 2009 to December 2013 and stated interest rates varying from 0% to 10%.

       Certain wraparound mortgages are fully amortized over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations. Also, the Pension Groups have balloon payments due on the third-party underlying mortgage obligations. No balloon payments are due during the year ended December 31, 2004.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2003, 2002 and 2001
                             (dollars in thousands)

       Wraparound mortgage principal payment requirements for the next five years are approximately:

2004                   $8,450
2005                    5,744
2006                    7,438
2007                    5,992
2008                    6,324

(10)   PROPERTY SUBJECT TO SALES CONTRACTS

       In prior years, NPAMLP sold options for the purchase of five rental properties. Aggregate proceeds received from the sale of the options were recorded as Deposit on sale of property. Any gain or loss arising from these transactions will be recognized at the date upon which title to the land and buildings is conveyed to the holder of the option. In 2002, two properties were conveyed to the holders of their options for no additional consideration, in accordance with the agreements. In June 2003, the final property (Clackamas, Oregon) was conveyed to the holder of its option. As a result of this transaction, the deposit on sale of property was reduced by $301 and a net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $186.

(11)   INVESTMENT SECURITIES AVAILABLE FOR SALE

       Investments in available for sale common and preferred stock securities were as follows as of December 31, 2003, 2002 and 2001:

                                                              DECEMBER 31, 2003
                                              ---------------------------------------------------
                                                             GROSS           GROSS
                                              AMORTIZED    UNREALIZED      UNREALIZED      MARKET
                                                COST          GAINS          LOSSES        VALUE
                                                ----          -----          ------        -----
Common stock                                  $      82    $       18      $        1     $     99
Preferred stock                                     485            84               8          561
                                              ---------    ----------      ----------     --------

Securities available for sale                 $     567    $      102      $        9     $    660
                                              =========    ==========      ==========     ========

                                                               DECEMBER 31, 2002
                                              ----------------------------------------------------
                                                             GROSS           GROSS
                                              AMORTIZED    UNREALIZED      UNREALIZED      MARKET
                                                COST          GAINS          LOSSES        VALUE
                                                ----          -----          ------        -----
Common stock                                  $     217    $        4      $        8     $    213
Preferred stock                                   1,258            14              32        1,240
                                              ---------    ----------      ----------     --------

Securities available for sale                 $   1,475    $       18      $       40     $  1,453
                                              =========    ==========      ==========     ========

                                                               DECEMBER 31, 2001
                                              ---------------------------------------------------
                                                             GROSS           GROSS
                                              AMORTIZED    UNREALIZED      UNREALIZED      MARKET
                                                COST          GAINS          LOSSES        VALUE
                                                ----          -----          ------        -----

Preferred stock                               $     100    $        -      $        2     $     98
                                              ---------    ----------      ----------     --------

Securities available for sale                 $     100    $        -      $        2     $     98
                                              =========    ==========      ==========     ========

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2003, 2002 and 2001
                             (dollars in thousands)

(12)   PARTNERS' DEFICIT

       Following is a summary of the combined changes in partners' deficit for the three years ended December 31, 2003 (in thousands except unit data):

                                                    UNITS                      PARTNERS' DEFICIT
                                      -----------------------------  --------------------------------------
                                      GENERAL    LIMITED              GENERAL        LIMITED
                                      PARTNERS   PARTNERS     TOTAL  PARTNERS        PARTNERS      TOTAL
                                      --------   --------     -----  ----------     ----------     -----
December 31, 2000                        1,000     96,752    97,752  $     (350)    $  (34,675)  $  (35,025)

Net loss                                     -          -         -         (85)        (8,341)      (8,426)
Unrealized loss on
 Investment securities                       -          -         -           -             (2)          (2)
                                         -----     ------    ------  ----------     ----------   ----------

December 31, 2001                        1,000     96,752    97,752        (435)       (43,018)     (43,453)

Net loss                                     -          -         -         (27)        (2,728)      (2,755)
Unrealized loss on
 Investment securities                       -          -         -           -            (22)         (22)
                                         -----     ------    ------  ----------     ----------   ----------

December 31, 2002                        1,000     96,752    97,752        (462)       (45,768)     (46,230)

Net loss                                     -          -         -         (70)        (6,933)      (7,003)
Unrealized gain on
 Investment securities                       -          -         -           1             92           93
                                         -----     ------    ------  ----------     ----------   ----------

December 31, 2003                        1,000     96,752    97,752  $     (531)       (52,609)  $  (53,140)
                                         =====     ======    ======  ==========     ==========   ==========

(13)   SETTLEMENT OF CONTINGENCY

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

(14)   COMMITMENTS AND CONTINGENCIES

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

(15)   FUTURE INTEREST AGREEMENT

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2003, 2002 and 2001
                             (dollars in thousands)

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

                                                                      SCHEDULE I

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

         Properties Effectively Owned by NPAMLP at December 31, 2003 (1)

                           PROPERTY LOCATION
--------------------------------------------------------------------------------
Ardmore, OK                International Falls, MN         Oak Lawn, IL*
Bowling Green, OH          Kalamazoo, MI*+                 Ocala, FL
Cahokia, IL                Lake Mary, FL                   Painesville, OH
Chesapeake, VA*+           Lawnside, NJ                    Philadelphia, PA*+
Cottage Grove, MN          Lockport, IL                    San Mateo, CA*
Crescent City, CA          Marquette, MI*                  Sault Ste. Marie, MI
Dunmore, PA*               Maryville, MO*                  Seven Hills, OH*+
East Haven, CT             Menominee, MI*                  Steger, IL
Federal Way, WA            New Hope, MN                    Taylorville, IL
Huntington, WV             North Augusta, SC*              Urbana, IL
Huntsville, AL*            North Sarasota, FL              Waverly, OH
Independence, MO           O'Fallon, MO                    Wheelersburg, OH
                                                           Yazoo City, MS

*Properties with ground leases.

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

                                                                     SCHEDULE II

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                   Combined Valuation and Qualifying Accounts

                        December 31, 2003, 2002 and 2001
                                 (in thousands)

                                             BALANCE,         ADDITIONS
                                            BEGINNING         CHARGED TO                           BALANCE,
                                             OF YEAR          OPERATIONS        DEDUCTIONS       END OF YEAR
                                             -------          ----------        ----------       -----------
Allowance for doubtful accounts:

   Year ended December 31, 2001             $    30              48                (48)              $   30

   Year ended December 31, 2002                  30             427               (207)                 250

   Year ended December 31, 2003                 250             (98)                (2)                 150

                                                                    SCHEDULE III

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                                                         COST CAPITALIZED (WRITTEN OFF)
                                                          INITIAL COST                     SUBSEQUENT TO ACQUISITION
                                                   -----------------------------         ----------------------------
                                                                   BUILDINGS AND                        BUILDINGS AND
  PROPERTY LOCATION            ENCUMBRANCES           LAND         IMPROVEMENTS           LAND          IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                      $  9,795               750            14,990                 0                774
Bowling Green, OH                   5,887               496             5,270                 0                 68
Cahokia, IL                             0               600             5,800              (578)            (5,790)
Chesapeake, VA                      3,938               416             4,798                 0                  0
Cottage Grove, MN                   7,150               740             5,549              (364)             3,199
Crescent City, CA                   1,662               129             2,220                 0                  0
Dunmore, PA                           826                 0             1,350                 0                  0
East Haven, CT                      3,120               447             4,883                 0              3,522
Federal Way, WA                     2,528                86             1,894                 0                  0
Huntington, WV                      2,657               336             3,649                 0                608
Huntsville, AL                      1,130                 0             1,904                 0                197
Independence, MO                    2,910               394             3,550                 0                521
International Falls, MN             1,625               179             3,071                 0                  0
Kalamazoo, MI                       3,077               250             4,850                 0                484
Lake Mary, FL                       6,209             1,310             7,422                 0                  0
Lawnside, NJ                        4,585               633             3,874                 0                 60
Lockport, IL                        2,562               286             2,572                 0                502
Marquette, MI                       7,180                 0             5,700                 0              8,875
Maryville, MO                         380                 0             1,248                 0                117
Menominee, MI                       2,152                 0             2,722                 0                100
New Hope, MN                        3,609               357             3,774                 0                409
North Augusta, SC                   2,863               100             2,900                 0                613
North Sarasota, FL                  4,632               459             5,686                 0                292
O'Fallon, MO                        3,426               343             3,626                 0                116
Oak Lawn, IL                        7,594                 0             9,028                 0                533
Ocala, FL                           2,876               417             3,301                 0                  0
Painesville, OH                     3,262               181             1,989                 0                  0
Philadelphia, PA                    3,849               529             5,860                 0                278
San Mateo, CA                       2,413                 0             6,672                 0                  0
Sault St. Marie, MI                 2,106               375             2,816                 0                  0
Seven Hills, OH                     1,964               371             3,771                 0                  0
Steger, IL                          2,241               332             2,489                 0                225
Taylorville, IL                     2,401               492             3,696                 0                132
Urbana, IL                          3,465               633             4,753                 0                101
Waverly, OH                         2,964               471             2,920                 0                170
Wheelersburg, OH                      587               194             2,081              (110)              (752)
Yazoo City, MS                      2,656               158             1,820                 0                474
                                 --------            ------           -------            ------             ------

             Total               $122,281            12,464           154,498            (1,052)            15,828
                                 ========            ======           =======            ======             ======
Cross-collateralized
 wraparound mortgages on
 properties previously disposed  $  6,162
                                 --------

                                 $128,443
                                 ========

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 2003, 2002 and 2001
                                 (in thousands)

                                             BUILDINGS AND              ACCUMULATED        DATE OF
  PROPERTY LOCATION               LAND       IMPROVEMENTS      TOTAL    DEPRECIATION     ACQUISITION    LIFE          METHOD
---------------------------------------------------------------------------------------------------------------------------------
Ardmore, OK                      $   750         15,764        16,513        9,894          09/83      Varies       Varies
Bowling Green, OH                    496          5,338         5,834        4,038          02/81      Varies       Varies
Cahokia, IL                           22             10            32            5          10/82      Varies       Varies
Chesapeake, VA                       416          4,798         5,214        3,412          09/82      30 years     Straight Line
Cottage Grove, MN                    376          8,748         9,124        3,670          11/81      Varies       Varies
Crescent City, CA                    129          2,220         2,349        1,517          07/83      30 years     Straight Line
Dunmore, PA                            0          1,350         1,350        1,286          06/75      30 years     Straight Line
East Haven, CT                       447          8,405         8,852        4,214          08/80      Varies       Varies
Federal Way, WA                       86          1,894         1,980        1,436          04/81      30 years     Straight Line
Huntington, WV                       336          4,257         4,593        2,516          10/84      Varies       Varies
Huntsville, AL                         0          2,101         2,101        1,298          03/84      Varies       Varies
Independence, MO                     394          4,071         4,465        2,850          05/81      Varies       Varies
International Falls, MN              179          3,071         3,250        2,099          07/83      30 years     Straight Line
Kalamazoo, MI                        250          5,334         5,584        3,899          09/80      Varies       Varies
Lake Mary, FL                      1,310          7,422         8,732        1,723          12/94      Varies       Varies
Lawnside, NJ                         633          3,934         4,567          390          02/01      30 years     Straight Line
Lockport, IL                         286          3,074         3,360        2,035          07/82      Varies       Varies
Marquette, MI                          0         14,575        14,575        7,649          05/83      Varies       Varies
Maryville, MO                          0          1,365         1,365          864          11/83      Varies       Varies
Menominee, MI                          0          2,822         2,822        2,030          10/81      Varies       Varies
New Hope, MN                         357          4,183         4,540        2,952          03/81      Varies       Varies
North Augusta, SC                    100          3,513         3,613        2,314          03/80      30 years     Straight Line
North Sarasota, FL                   459          5,978         6,437        4,468          11/80      Varies       Varies
O'Fallon, MO                         343          3,742         4,085        2,795          03/81      Varies       Varies
Oak Lawn, IL                           0          9,561         9,562        6,838          10/81      Varies       Varies
Ocala, FL                            417          3,301         3,718        2,302          02/83      30 years     Straight Line
Painesville, OH                      181          1,989         2,170          265          03/00      30 years     Straight Line
Philadelphia, PA                     529          6,138         6,666        4,697          08/80      Varies       Varies
San Mateo, CA                          0          6,672         6,672        4,930          11/81      30 years     Straight Line
Sault St. Marie, MI                  375          2,816         3,191        1,987          11/82      30 years     Straight Line
Seven Hills, OH                      371          3,771         4,142        2,671          10/82      30 years     Straight Line
Steger, IL                           332          2,714         3,046        1,862          11/81      Varies       Varies
Taylorville, IL                      492          3,828         4,320        2,681          11/82      Varies       Varies
Urbana, IL                           633          4,854         5,487        3,371          11/82      Varies       Varies
Waverly, OH                          471          3,090         3,561        2,110          10/82      Varies       Varies
Wheelersburg, OH                      84          1,329         1,413          908          10/83      Varies       Varies
Yazoo City, MS                       158          2,294         2,452        1,306          09/84      Varies       Varies
                                 -------        -------       -------      -------

   Total                         $11,412        170,326       181,738      105,283
                                 =======        =======       =======      =======

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 2003, 2002 and 2001
                                 (in thousands)

Properties consist primarily of shopping centers and free standing, single tenant stores.

Depreciation of NPAMLP's investment in building and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

        Base building 30 years      Building components 15-39 years

The changes in total real estate assets and accumulated depreciation for the years ended December 31, are as follows:


                                   TOTAL REAL ESTATE ASSETS
                            ---------------------------------------
                              2003             2002           2001
                            ---------------------------------------
Beginning Balance           $ 188,739        230,692        225,744
Improvements                    2,160          1,384            691
Acquisitions                        0              0          4,507
Disposals / write-downs        (9,161)       (43,337)          (250)
                            ---------        -------        -------

                            $ 181,738        188,739        230,692
                            =========        =======        =======

                                       ACCUMULATED DEPRECIATION
                                ---------------------------------------
                                  2003            2002          2001
                                ---------------------------------------
Beginning Balance               $ 105,559        123,754        116,736
Depreciation - Original             4,868          5,211          6,282
Depreciation - Improvements           771          1,061            737
Disposals                          (5,915)       (24,468)             0
                                ---------      ---------      ---------

                                $ 105,283        105,559        123,755
                                =========      =========      =========