Form 10-Q
period 2004-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2004-05-13
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

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

                                 Yes [X] No [ ]

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

    Units of Limited Partnership Interest                97,752 units
    -------------------------------------        -----------------------------
                   (Class)                       (Outstanding at May 10, 2004)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX

                                                                                       Page No.
                                                                                       -------
PART I.  FINANCIAL INFORMATION

  Item 1.  Combined Financial Statements (Unaudited)

      Combined Balance Sheets  -  March 31, 2004 and December 31, 2003                       2

      Combined Statements of Operations and Changes in Partners' Deficit
          - Three months ended March 31, 2004 and 2003                                       3

      Combined Statements of Cash Flows
          - Three months ended March 31, 2004 and 2003                                       4

      Notes to Combined Financial Statements  -  March 31, 2004 and 2003                     5

  Item 2.  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                                          9

  Item 4 Controls and Procedures                                                            10


PART II.  OTHER INFORMATION

  Item 6(A).  Exhibits                                                                      12
  Item 6(B).  Reports on Form 8-K                                                           12

SIGNATURES

  Signatures                                                                                13

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             MARCH 31,      DECEMBER 31,
                                                                               2004            2003
                                      ASSETS                                (UNAUDITED)
                                                                            ----------      ----------
Rental property, at cost:
    Land                                                                    $   10,983      $   11,412
    Buildings                                                                  165,679         170,326
                                                                            ----------      ----------
                                                                               176,662         181,738
    Less: accumulated depreciation                                             103,224         105,283
                                                                            ----------      ----------
            Rental property, net                                                73,438          76,455

Cash and cash equivalents                                                          414             773
Restricted cash                                                                  1,890           3,048
Investment securities available for sale, at market                                508             660
Tenant accounts receivable, net of allowance of $30 for
    2004 and $150 for 2003, respectively                                            95             157
Unbilled rent receivable                                                           282             282
Other assets (1)                                                                 1,533           1,214
                                                                            ----------      ----------

Total assets                                                                $   78,160      $   82,589
                                                                            ==========      ==========

                        LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable (1)                                            $  228,713      $  237,968
Less: unamortized discount based on imputed interest rate of 12% (1)           104,433         109,525
                                                                            ----------      ----------

            Wraparound mortgages payable less unamortized discount (1)         124,280         128,443

Due to Pension Groups (1)                                                          662             662
Other borrowings (1)                                                             1,707           1,093
Accounts payable and other liabilities (1)                                       2,669           3,224
Deferred revenue                                                                   236             157
Finance lease obligation                                                         1,750           2,150
                                                                            ----------      ----------

            Total liabilities                                                  131,304         135,729

Unrealized gain (loss) on investment securities                                     60              69
Partners' deficit                                                              (53,204)        (53,209)
                                                                            ----------      ----------

            Total partners' deficit                                            (53,144)        (53,140)
                                                                            ----------      ----------

Total liabilities and partners' deficit                                     $   78,160      $   82,589
                                                                            ==========      ==========

(1) See Note 3:  Related Party Transactions.
See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)


                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          -------------------------
                                                                                            2004           2003
                                                                                          ----------     ----------
Income:
    Rental income                                                                         $    3,391     $    3,579
    Other charges to tenants                                                                   1,273          1,219
    Interest and dividend income                                                                  22             48
                                                                                          ----------     ----------
            Total income                                                                       4,686          4,846
                                                                                          ----------     ----------

Operating expenses:
    Interest expense (1)                                                                       3,589          2,943
    Real estate taxes                                                                            977          1,094
    Management fees (1)                                                                          193            194
    Common area maintenance expenses                                                             719            610
    Ground rent                                                                                  179            145
    Repairs and maintenance                                                                       94            108
    General and administrative                                                                   359            205
    Depreciation                                                                               1,353          1,355
    Amortization                                                                                  57             52
                                                                                          ----------     ----------
            Total operating expenses                                                           7,520          6,706
                                                                                          ----------     ----------
            Operating loss                                                                    (2,834)        (1,860)

Other income:
    Realized gain on investment securities                                                        25             20
    Gain on forgiveness of wraparound mortgages payable
        on disposition of properties (1)                                                       3,440            369
                                                                                          ----------     ----------
            Income (loss) from continuing operations                                             631         (1,471)

Discontinued operations:
    (Loss) gain from operations of discontinued components (including (loss) gain
      on disposition of properties of ($604) in 2004 and $416 in 2003, respectively             (626)           279
                                                                                          ----------     ----------
            Net income (loss)                                                                      5         (1,192)

Partners' deficit:
    Beginning of period                                                                      (53,140)       (46,230)
    Net change in unrealized (loss) gain on investment securities                                 (9)             9
                                                                                          ----------     ----------

    End of period                                                                         ($  53,144)    ($  47,413)
                                                                                          ==========     ==========

Net income (loss) per unit                                                                $     0.05     ($   12.19)
                                                                                          ==========     ==========

(1) See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                ------------------------
                                                                                   2004          2003
                                                                                ----------    ----------
Cash flows from operating activities:
    Net income (loss)                                                           $        5    ($   1,192)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
            Depreciation                                                             1,353         1,443
            Amortization of discount (1)                                             1,665         1,844
            Reduction in provision for bad debts                                      (120)           --
            Net gain on disposition of properties including
                forgiveness of wraparound mortgages payable (1)                     (2,836)         (786)
            Realized gain on investment securities                                     (25)          (20)
            Change in assets and liabilities:
                    Decrease (increase) in tenant accounts receivable                  182          (240)
                    Increase in unbilled rent receivable                                --           (12)
                    (Increase) decrease in other assets (1)                           (319)           46
                    Decrease in accounts payable and other liabilities (1)            (555)         (541)
                    Increase in deferred revenue                                        79            81
                                                                                ----------    ----------

                Net cash (used in) provided by operating activities                   (571)          623
                                                                                ----------    ----------

Cash flows from investing activities:

      Proceeds from disposition of properties                                          311            34
      Improvements to rental property                                                 (150)         (371)
      Decrease (increase) in restricted cash                                         1,158           (48)
      Purchase of investment securities                                                (12)           --
      Sale of investment securities                                                    180         1,244
                                                                                ----------    ----------

                Net cash provided by investing activities                            1,487           859
                                                                                ----------    ----------

Cash flows from financing activities:

      Payments on wraparound mortgages (1)                                          (1,889)       (1,147)
      Proceeds from other borrowings (1)                                               614            --
                                                                                ----------    ----------

                Net cash used in financing activities                               (1,275)       (1,147)
                                                                                ----------    ----------

                (Decrease) increase in cash and cash equivalents                      (359)          335

Cash and cash equivalents:
  Beginning of period                                                                  773         2,587
                                                                                ----------    ----------

  End of period                                                                 $      414    $    2,922
                                                                                ==========    ==========

Supplemental disclosure of cash flow information:

        Cash paid during the period for interest                                $    1,837    $    1,225
Supplemental disclosure of noncash investing and financing activities:
        Reduction in wraparound mortgages from forgiveness
            or assumption of debt, net of related discount                      $    3,939    $    1,955
        Net book value of properties conveyed                                   $    1,814    $    1,204
                                                                                ==========    ==========

(1) See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2004
                             (dollars in thousands)


Note 1: Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although the Company believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These combined financial statements should be read in conjunction with the combined financial statements and notes thereto filed with Form 10-K for the year ended December 31, 2003.

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

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Other assets on the Combined Balance Sheets at March 31, 2004. Also, included in Accounts receivable and other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest at March 31, 2004. Certain administrative services are reimbursed EBL&S and are included in General and administrative on the Combined Statements of Operations. The Wraparound mortgages payable are held by National Property Analysts Employee Partnership (NPAEP), Penn Valley Pension Group (PVPG) and Main Line Pension Group. NPAEP and PVPG, which collectively own approximately 97 percent of the outstanding balance of the Wraparound mortgages payable, are controlled by Lipkin. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities are $1,556 due EBL&S and $37 due E&H at March 31, 2004.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2004
                             (dollars in thousands)

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

Note 4: Major Tenants

NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart") which, for the three months ended March 31, 2004 and 2003 accounted for approximately 38% and 43%, respectively, of the rental income earned by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code however, by May 6, 2003, a Joint Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. Kmart's reorganization did not have a material adverse impact on NPAMLP's financial position or results of operations. As of March 31, 2004, NPAMLP had 16 remaining leases with Kmart aggregating approximately 1,470,000 square feet. As of March 31, 2004, the total due from Kmart was $38 of which $20 was considered a pre- petition obligation of Kmart and was received in April, 2004. As of March 31, 2004 Kmart was current with respect to its post-petition obligations for its remaining leases (see Management's Discussion and Analysis - Liquidity and Capital Resources). As a result of the Kmart Bankruptcy, the Hutchinson, Minnesota property was foreclosed and conveyed to the property's lender during July, 2003.

Note 5: Ground Leases / Finance Lease Obligation

During the year ended December 31, 1991, NPAMLP sold the land underlying five of its properties including the Chesapeake, Virginia; Kalamazoo, Michigan; Philadelphia, Pennsylvania and Seven Hills, Ohio properties and simultaneously entered into ground leases to leaseback the land from the buyer that expire between 2003 and 2012. The aggregate proceeds from the five land sales were $2,650 and were recorded as Finance lease obligations. The amounts paid in accordance with these ground leases are recorded as interest expense. Any gain or loss from the transactions will be recognized at the date upon which title to the buildings is conveyed to the ground lessor. During the term of these ground leases, including renewal options, NPAMLP is responsible for maintaining the buildings and building improvements, as well as making the respective mortgage payments. Under the terms of the 1991 sales, at the expiration of the respective 1991 ground leases, including renewal options, title to the buildings will be conveyed to the buyer with no additional consideration and any amounts still outstanding under the respective wraparound mortgages will remain the liability of NPAMLP.

On January 1, 2004, the ground lease on the Chesapeake property was terminated and the property was conveyed to the ground lessor according to the terms of the 1991 agreement. As a result of this transaction, the Finance lease obligation was reduced by $400 and a net gain, including the forgiveness of wraparound mortgages, net of discounts, was recorded for $2,536.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2004
                             (dollars in thousands)


Note 6: Future Interest Agreement

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2004
                             (dollars in thousands)


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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Management's Discussion and analysis of Results of
                       Operations and Financial Condition
                             (dollars in thousands)

Liquidity and Capital Resources

Net cash used in operating and financing activities for the three month period ended March 31, 2004 was $571 and $1,275, respectively. Net cash provided by investing activities was $1,487. As a result of the above, there was a $359 decrease in cash and cash equivalents for the three months ended March 31, 2004. This was primarily the result of greater payments of wraparound mortgage principal and interest, common area maintenance and general and administrative expenses and a decrease in rental income. This was substantially offset by large decreases in restricted cash, disposition of properties and proceeds from other borrowings. The decrease in restricted cash was primarily used for additional payments of wraparound mortgages. Proceeds from other borrowings were used to pay for property redevelopment costs previously incurred.

During 2003, NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, a related party, under which E&H has agreed to advance up to $1,250 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines were comprised of a $1,000 and a $250 line of credit, however, in early 2004, the maximum borrowing available under these lines was increased to $2,500 (comprised of a $2,000 and $500 line of credit) with no change in purpose or collateral. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of March 31, 2004, there were $1,707 of advances and $37 of related accrued interest under the NPAMLP Line.

As of March 31, 2004, the third party underlying mortgages were current for all the properties.

On May 6, 2003, the Kmart Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. Kmart's reorganization did not have a material adverse impact on NPAMLP's financial position or results of operations.

As of March 31, 2004, the total due from Kmart was $38 of which $20 was considered a pre-petition obligation of Kmart and was received in April, 2004 (see Note 4).

As of March 31, 2004, NPAMLP was obligated for approximately $817 of capital commitments which are primarily for property redevelopment.

Critical Accounting Policies

There were no significant changes to NPAMLP's critical accounting policies and estimates during the three month period ended March 31, 2004.

Results of Operations

NPAMLP owned 36 and 39 properties at March 31, 2004 and 2003, respectively.

NPAMLP's primary anchor tenant is Kmart which accounted for approximately 38% and 43% of the rental income earned by NPAMLP for the three months ended March 31, 2004 and 2003, respectively. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of March 31, 2004, NPAMLP had 16 remaining leases with Kmart aggregating approximately 1,470,000 square feet.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Management's Discussion and analysis of Results of
                       Operations and Financial Condition
                             (dollars in thousands)

In the second quarter of 2002, the lease at the Bowling Green, Ohio property was rejected by Kmart in bankruptcy. The Bowling Green property had a carrying value of $1,767 and the balance of the related wraparound mortgages payable, net of discounts, was $5,887 as of March 31, 2004. With respect to the Bowling Green property, there can be no assurance that new leases can be successfully negotiated or that the rental income will be comparable. In August 2003, the lender on the Lake Mary property commenced an action to foreclose on its mortgage. NPAMLP is the beneficiary of a trust ("Lake Mary Trust") which owns the Lake Mary property. In September 2003, Lake Mary Trust filed for protection under Chapter 11 of the United States Bankruptcy Code. In October 2003, Lake Mary Trust and its lender entered into an agreement whereby Lake Mary Trust could satisfy the mortgage at a discount by April 2004. In February 2004, the mortgage was refinanced and the discount was taken. Management believes that it is the intention of Lake Mary Trust to sell or lease the property to a major retailer. As of March 31, 2004, the carrying value of this property was $6,960 and the balance of the related wraparound mortgages payable, net of discounts, was $3,021.

In February 2004, a portion of the East Haven, Connecticut property was disposed in a condemnation action. The net gain on this transaction was $300.

On January 1, 2004, the ground lease on the Chesapeake property was terminated and the property was conveyed to the ground lessor according to the terms of the 1991 agreement. As a result of this transaction, the Finance lease obligation was reduced by $400 and a net gain, including the forgiveness of wraparound mortgages, net of discounts, was recorded for $2,536 (see Note 5).

On May 6, 2003, the Kmart Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. Kmart's reorganization did not have a material adverse impact on NPAMLP's financial position or results of operations (see Note 4).

On February 6, 2003, the Escanaba, Michigan property was sold. The net gain on this transaction including the forgiveness of wraparound mortgages payable, net of discounts, was $456. In March 2003, the vacant anchor tenant space at the Wheelersburg, Ohio property was sold. The net gain on this transaction was $329.

Income from continuing operations increased for the three month periods ended March 31, 2004 versus March 31, 2003 by $2,102. The increase in income was primarily comprised of a $3,071 increase in Forgiveness of wraparound mortgages payable on disposition of properties which was a result of the above property dispositions and was partially offset by a $974 increase in Operating loss. The increase in Operating loss was primarily due to increased Interest expense, General and administrative expenses, Common area maintenance expenses, and a decrease in Rental income. The increase in Operating loss was partially offset by a decrease in Real estate taxes expense.

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

                                     PART II

Item 6(A). Exhibits

                Exhibit No.             Description
                -----------             -----------
                    31.1      Certification Pursuant To Section 302 of
                              Sarbanes-Oxley Act of 2002.

                    31.2      Certification Pursuant To Section 302 of
                              Sarbanes-Oxley Act of 2002.

                    31.3      Certification Pursuant To Section 302 of
                              Sarbanes-Oxley Act of 2002.

                    32.1      Certification Pursuant To Section 906 of
                              Sarbanes-Oxley Act of 2002.

                    32.2      Certification Pursuant To Section 906 of
                              Sarbanes-Oxley Act of 2002.

                    32.3      Certification Pursuant To Section 906 of
                              Sarbanes-Oxley Act of 2002.

Item 6(B).  Reports on Form 8-K

                    The registrant was not required to file any current reports on Form 8-K during the three months ended March 31, 2004.

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

                                     National Property Analysts Master Limited
                                     Partnership
                                     (Registrant)

                                     Date: May 10, 2004

                                     By:   EBL&S, Inc.,
                                           its managing general partner

                                     By:   /s/ Edward B. Lipkin
                                           -------------------------------------
                                           Name:  Edward B. Lipkin
                                           Title: President

                                     By:   Feldman International, Inc.,
                                           its equity general partner

                                     By:   /s/ Robert McKinney
                                           -------------------------------------
                                           Name:  Robert McKinney
                                           Title: President