Form 10-Q
period 2004-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2004-08-13
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934 for the quarterly period ended June 30, 2004.

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

  Units of Limited Partnership Interest                 97,752 units
               (Class)                        (Outstanding at August 13, 2004)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX


                                                                             Page No.
                                                                             -------
PART I.  FINANCIAL INFORMATION

  Item 1.  Combined Financial Statements (Unaudited)

      Combined Balance Sheets  - June 30, 2004 and December 31, 2003             2

      Combined Statements of Operations and Changes in Partners' Deficit
          - Three and six months ended June 30, 2004 and 2003                    3

      Combined Statements of Cash Flows
          - Six months ended June 30, 2004 and 2003                              4

      Notes to Combined Financial Statements  - June 30, 2004 and 2003           5

  Item 2.  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                              9

  Item 4 Controls and Procedures                                                11


PART II.  OTHER INFORMATION

  Item 6(A).  Exhibits                                                          12
  Item 6(B).  Reports on Form 8-K                                               12


SIGNATURES

  Signatures                                                                    13

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           JUNE 30,    DECEMBER 31,
                                                                             2004         2003
                                              ASSETS                      (UNAUDITED)
                                                                          ----------   ------------
Rental property, at cost:
    Land                                                                   $  10,556    $  11,412
    Buildings                                                                163,106      170,326
                                                                           ---------    ---------
                                                                             173,662      181,738
    Less: accumulated depreciation                                           102,229      105,283
                                                                           ---------    ---------
            Rental property, net                                              71,433       76,455

Cash and cash equivalents                                                        603          773
Restricted cash                                                                1,793        3,048
Investment securities available for sale, at market                              407          660
Tenant accounts receivable, net of allowance of $30
  for 2004 and $150 for 2003, respectively                                       141          157
Unbilled rent receivable                                                         304          282
Tenant leasing costs                                                              11           --
Accounts receivable and other assets (1)                                       1,612        1,214
                                                                           ---------    ---------

Total assets                                                               $  76,304    $  82,589
                                                                           =========    =========

                                    LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable (1)                                           $ 224,713    $ 237,968
Less: unamortized discount based on imputed interest rate of 12% (1)         102,292      109,525
                                                                           ---------    ---------
            Wraparound mortgages payable less unamortized discount (1)       122,421      128,443


Due to Pension Groups (1)                                                        662          662
Other borrowings (1)                                                           1,343        1,093
Accounts payable and other liabilities (1)                                     2,887        3,224
Deferred revenue                                                                 215          157
Finance lease obligation                                                       1,750        2,150
                                                                           ---------    ---------

            Total liabilities                                                129,278      135,729

Unrealized gain (loss) on investment securities                                   (8)          69
Partners' deficit                                                            (52,966)     (53,209)
                                                                           ---------    ---------

            Total partners' deficit                                          (52,974)     (53,140)
                                                                           ---------    ---------

Total liabilities and partners' deficit                                    $  76,304    $  82,589
                                                                           =========    =========


(1) See Note 3:  Related Party Transactions.
See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)



                                                                    THREE MONTHS            SIX MONTHS
                                                                       ENDED                  ENDED
                                                                      JUNE 30,               JUNE 30,
                                                                --------------------    --------------------
                                                                  2004         2003       2004         2003
Income:
    Rental income                                               $  3,571    $  3,497    $  6,906    $  7,120
    Other charges to tenants                                       1,258       1,097       2,531       2,382
    Interest and dividend income                                      46          19          68          67
                                                                --------    --------    --------    --------
            Total income                                           4,875       4,613       9,505       9,569
                                                                --------    --------    --------    --------

Operating expenses:
    Interest expense (1)                                           2,698       3,206       6,205       6,182
    Real estate taxes                                                988       1,047       1,965       2,168
    Management fees (1)                                              226         259         417         455
    Common area maintenance expenses                                 745         425       1,464       1,035
    Ground rent                                                      228         141         407         286
    Repairs and maintenance                                          166         157         260         265
    General and administrative                                       331         173         690         378
    Depreciation                                                   1,335       1,355       2,661       2,723
    Amortization                                                      60          52         117         104
                                                                --------    --------    --------    --------
            Total operating expenses                               6,777       6,815      14,186      13,596
                                                                --------    --------    --------    --------
            Operating loss                                        (1,902)     (2,202)     (4,681)     (4,027)

Other income (loss):
    Realized gain (loss) on investment securities                     25           0          50          20
    Gain on forgiveness of wraparound mortgages
        payable on disposition of properties (1)                       0         453       3,440         822
                                                                --------    --------    --------    --------
            Loss from continuing operations                       (1,877)     (1,749)     (1,191)     (3,185)

Discontinued operations:
    Gain (loss) from operations of discontinued components
      (including gain on disposition of properties of $2,151
      in 2004 and gain on disposition of properties of $115
      in 2003) (1)                                                 2,115        (442)      1,434        (198)
                                                                --------    --------    --------    --------
            Net (loss) income                                        238      (2,191)        243      (3,383)

Partners' deficit:
    Beginning of period                                          (53,144)    (47,389)    (53,209)    (46,206)
    Net change in unrealized (loss) gain on investment
      securities                                                     (68)         (4)         (8)          5
                                                                --------    --------    --------    --------

    End of period                                               ($52,974)   ($49,584)   ($52,974)   ($49,584)
                                                                ========    ========    ========    ========

Net (loss) income per unit                                      $   2.43    ($ 22.41)   $   2.49    ($ 34.61)
                                                                ========    ========    ========    ========


(1) See Note 3:  Related Party Transactions.
See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           SIX MONTHS
                                                                                             ENDED
                                                                                            JUNE 30,
                                                                                      -------------------
                                                                                        2004       2003
                                                                                      -------    --------
Cash flows from operating activities:
    Net income (loss)                                                                 $   243    ($3,383)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation                                                                2,706      2,868
            Amortization of discount (1)                                                3,806      3,688
            Reduction in provision for bad debts                                         (120)       (50)
            Net gain on disposition of properties including
                forgiveness of wraparound mortgages payable (1)                        (4,986)      (938)

            Gain on finance lease obligation                                             (400)        --
            Realized (gain) on investment securities                                      (50)       (20)
            Change in assets and liabilities:
                    Increase in tenant accounts receivable                                136        513
                    Increase in unbilled rent receivable                                  (22)       (26)
                    (Increase) decrease in tenant leasing costs                           (11)         3
                    (Increase) decrease in accounts receivable and other assets (1)      (148)        87
                    Decrease in accounts payable and other liabilities (1)               (337)      (468)
                    Increase in deferred revenue                                           58        456
                                                                                      -------    -------

                Net cash provided by operating activities                                 875      2,730
                                                                                      -------    -------


Cash flows from investing activities:
      Disposition of properties                                                         4,243        334
      Improvements to rental property                                                    (879)    (1,300)
      Decrease in restricted cash                                                       1,255       (122)
      Increase in other assets                                                           (250)        --
      Decrease in deposit on sale of property                                              --       (301)
      Purchase of investment securities                                                  (179)        --
      Sale of investment securities                                                       405      1,245
                                                                                      -------    -------

                Net cash provided (used) in investing activities                        4,595       (144)
                                                                                      -------    -------


Cash flows from financing activities:
      Payments on wraparound mortgages (1)                                             (5,890)    (2,294)
      Proceeds from other borrowings                                                      250         --
                                                                                      -------    -------

                Net cash used in financing activities                                  (5,640)    (2,294)
                                                                                      -------    -------

                (Decrease) increase in cash and cash equivalents                         (170)       292

     Cash and cash equivalents:
       Beginning of period                                                                773      2,587
                                                                                      -------    -------

       End of period                                                                  $   603    $ 2,879
                                                                                      =======    =======

     Supplemental disclosure of cash flow information:
             Cash paid during the period for interest                                 $ 2,480    $ 2,960
     Supplemental disclosure of noncash investing and financing activities:
             Reduction in wraparound mortgages from forgiveness
                 or assumption of debt, net of related discount                       $ 3,939    $ 2,979

             Net book value of properties conveyed                                    $ 3,196    $ 2,375
                                                                                      =======    =======


(1) See Note 3:  Related Party Transactions.
See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2004
                             (dollars in thousands)


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


Note 3:  Related Party Transactions

Management fees, leasing commissions and certain administrative services are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Other assets on the Combined Balance Sheets at June 30, 2004. Also, included in Accounts receivable and other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest at June 30, 2004. Certain administrative services are reimbursed to EBL&S and are included in General and administrative on the Combined Statements of Operations. The Wraparound mortgages payable are held by National Property Analysts Employee Partnership (NPAEP), Penn Valley Pension Group (PVPG) and Main Line Pension Group. NPAEP and PVPG, which collectively own approximately 97 percent of the outstanding balance of the Wraparound mortgages payable, are controlled by Lipkin. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities is $1,624 due EBL&S at June 30, 2004.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2004
                             (dollars in thousands)


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


Note 4: Major Tenants

NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart") which, for the six months ended June 30, 2004 and 2003 accounted for approximately 38% and 43%, respectively, of the rental income earned by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code however, by May 6, 2003, a Joint Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. Kmart's reorganization did not have a material adverse impact on NPAMLP's financial position or results of operations. As of June 30, 2004, NPAMLP had 15 remaining leases with Kmart aggregating approximately 1,366,000 square feet. As of June 30, 2004, the total due from Kmart was $39. As of June 30, 2004 Kmart was current with respect to its obligations for its remaining leases except for certain repairs required to be completed by Kmart at the San Mateo, California property. Kmart disputes that it is obligated for these repairs. NPAMLP anticipates that this dispute will be resolved by December 31, 2004, (see Management's Discussion and Analysis - Liquidity and Capital Resources).


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


Note 6: Subsequent Event

In May 2004, NPAMLP entered into a contract to sell the properties in Menominee, Michigan, Sault Ste. Marie, Michigan and Steger, Illinois in a transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. In August 2004 NPAMLP closed on the Menominee and Sault Ste. Marie property sales.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2004
                             (dollars in thousands)


  As a result, a net gain of $2,092 will be recognized in the third quarter of 2004. The purchase side of the tax-free exchange transaction is scheduled to be completed by December 31, 2004. The sale of the Steger property is scheduled to close in the third quarter of 2004


Note 7:  Future Interest Agreement

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2004
                             (dollars in thousands)


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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

   Management's Discussion and Analysis of Results of Operations and Financial
                                   Condition
                             (dollars in thousands)

Liquidity and Capital Resources

Net cash provided by operating and investing activities for the six month period ended June 30, 2004 was $875 and $4,595, respectively. Net cash used in financing activities was $5,640. As a result of the above, there was a $170 decrease in cash and cash equivalents for the six months ended June 30, 2004. This was primarily the result of greater payments of wraparound mortgage principal and interest, common area maintenance and general and administrative expenses. Proceeds from other borrowings were used to pay for property redevelopment costs previously incurred.

During 2003, NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, a related party, under which E&H has agreed to advance up to $1,250 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines were comprised of a $1,000 and a $250 line of credit, however, in early 2004, the maximum borrowing available under these lines was increased to $2,500 (comprised of a $2,000 and $500 line of credit) with no change in purpose or collateral. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of June 30, 2004, there were $1,707 of advances and $37 of related accrued interest under the NPAMLP Line.

As of June 30, 2004, the third party underlying mortgages were current for all the properties.

On May 6, 2003, the Kmart Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. Kmart's reorganization did not have a material adverse impact on NPAMLP's financial position or results of operations.


As of June 30, 2004, NPAMLP was obligated for approximately $380 of capital commitments which are primarily for tenant improvements and capital repairs.


Critical Accounting Policies

There were no significant changes to NPAMLP's critical accounting policies and estimates during the three month period ended June 30, 2004.


Results of Operations

NPAMLP owned 35 and 38 properties at June 30, 2004 and 2003, respectively.

NPAMLP's primary anchor tenant is Kmart which accounted for approximately 38% and 43% of the rental income earned by NPAMLP for the six months ended June 30, 2004 and 2003, respectively. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2004, NPAMLP had 15 remaining leases with Kmart aggregating approximately 1,366,000 square feet.

In the second quarter of 2002, the lease at the Bowling Green, Ohio property was rejected by Kmart in bankruptcy. The Bowling Green property had a carrying value of $1,652 and the balance of the related wraparound mortgages payable, net of discounts, was $6,080 as of June 30, 2004. With respect to the Bowling Green property, there can be no assurance that new leases can be successfully negotiated or that the rental income will be comparable. In August 2003, the lender on the Lake Mary property commenced an action to foreclose on its mortgage. NPAMLP is the beneficiary of a trust

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

   Management's Discussion and Analysis of Results of Operations and Financial
                                   Condition
                             (dollars in thousands)

("Lake Mary Trust") which owns the Lake Mary property. In September 2003, Lake Mary Trust filed for protection under Chapter 11 of the United States Bankruptcy Code. In October 2003, Lake Mary Trust and its lender entered into an agreement whereby Lake Mary Trust could satisfy the mortgage at a discount by April 2004. In February 2004, the mortgage was refinanced and the discount was taken. Management believes that it is the intention of Lake Mary Trust to sell or lease the property to a major retailer. As of June 30, 2004, the carrying value of this property was $6,913 and the balance of the related wraparound mortgages payable, net of discounts, was $3,161.

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

In May 2004, the Ocala, Florida property and a parcel of the Cottage Grove, Minnesota parcel were sold. The Ocala sale transaction was structured to be a tax free exchange in accordance with Section 1031 of the Internal Revenue Code.
 The purchase side of this transaction is scheduled to be completed in the third quarter of 2004. As a result of this transaction a net gain for $1,174 was recognized. At the time of the sale the balance of the wraparound mortgage encumbering the Ocala property was $2,876. At closing the wraparound mortgage was paid down by $1,054 and the remaining balance remains a liability of NPAMLP. The Cottage Grove sale resulted in a net gain of $957.

In May 2004, NPAMLP entered into a sales agreement to sell the Menominee, Michigan, Sault Ste. Marie, Michigan and Steger, Illinois properties in a transaction structured to be a tax free exchange in accordance with Section 1031 of the Internal Revenue Code. The sales of the Menominee and Sault Ste. Marie properties closed in August 2004 and the sale of the Steger property is scheduled to close in the third quarter of 2004. If the sales are completed as currently structured, a net gain of $3,673 will be recognized in the third quarter (see Note 6).


Loss from continuing operations increased for the three and decreased for the six month periods ended June 30, 2004 versus June 30, 2003 by $128 and $1,994, respectively. The decrease in net loss for the six month period ended June 30, 2004 was primarily due to a $2,618 increase in Forgiveness of wraparound mortgages payable on disposition of properties which was a result of the above property dispositions and was partially offset by a $628 increase in Operating loss for the corresponding period. The increase in Operating loss was primarily due to increased Interest expense, General and administrative expenses, and Common area maintenance expenses.


Quantitative and Qualitative Disclosures About Market Risk

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

   Management's Discussion and Analysis of Results of Operations and Financial
                                   Condition
                             (dollars in thousands)


Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2003. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2003.


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

                                     PART II




Item 6(A).  Exhibits

Exhibit No.          Description
   31.1              Certification Pursuant To Section 302 of Sarbanes-Oxley Act of 2002.
   31.2              Certification Pursuant To Section 302 of Sarbanes-Oxley Act of 2002.
   31.3              Certification Pursuant To Section 302 of Sarbanes-Oxley Act of 2002.
   32.1              Certification Pursuant To Section 906 of Sarbanes-Oxley Act of 2002.
   32.2              Certification Pursuant To Section 906 of Sarbanes-Oxley Act of 2002.
   32.3              Certification Pursuant To Section 906 of Sarbanes-Oxley Act of 2002.



Item 6(B).  Reports on Form 8-K

                  The registrant was not required to file any current reports on Form 8-K during the three months ended June 30, 2004.

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

                                  Date: August 13, 2004

                                  By:  EBL&S, Inc., its managing general partner


                                  By:   /s/ Edward B. Lipkin
                                        -------------------------------------
                                        Name:  Edward B. Lipkin
                                        Title: President

                                  By:   Feldman International, Inc., its
                                        equity general partner

                                  By:    /s/ Robert Mckinney
                                         ------------------------------------
                                         Name:  Robert McKinney
                                         Title: President