Form 10-Q
period 2004-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2004-11-15
CIK 926843

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

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

                                 Yes [X] No [ ]

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

  Units of Limited Partnership Interest               97,752 units
  -------------------------------------    ----------------------------------
                 (Class)                   (Outstanding at November 12, 2004)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX

                                                                                        Page No.
                                                                                        --------
PART I. FINANCIAL INFORMATION

  Item 1. Combined Financial Statements (Unaudited)

      Combined Balance Sheets - September 30, 2004 and December 31, 2003                    1

      Combined Statements of Operations and Changes in Partners' Deficit
        - Three and nine months ended September 30, 2004 and 2003                           2

      Combined Statements of Cash Flows
        -Nine months ended September 30, 2004 and 2003                                      3

      Notes to Combined Financial Statements                                                4

  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition.                                               8

  Item 3. Quantitative and Qualitative Disclosures about Market Risk.                       9

  Item 4. Controls and Procedures.                                                         10

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.                                                               11

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.                     11

  Item 3. Defaults Upon Senior Securities.                                                 11

  Item 4. Submission of Matters to a Vote of Security Holders.                             11

  Item 5. Other Information.                                                               11

  Item 6. Exhibits.                                                                        11

SIGNATURES

  Signatures                                                                               12

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                       2004             2003
                                      ASSETS                                       (UNAUDITED)
                                                                                  -------------     -------------
Rental property, at cost:
    Land                                                                          $       9,849     $      11,412
    Buildings                                                                           155,163           170,326
                                                                                  -------------     -------------
                                                                                        165,012           181,738
    Less: accumulated depreciation                                                       97,455           105,283
                                                                                  -------------     -------------
            Rental property, net                                                         67,557            76,455

Cash and cash equivalents                                                                   384               773
Restricted cash                                                                           2,802             3,048
Investment securities available for sale, at market                                         505               660
Tenant accounts receivable, net of allowance of $30 for
    2004 and $150 for 2003, respectively                                                    146               157
Unbilled rent receivable                                                                    130               282
Accounts receivable and other assets (1)                                                  1,178             1,214
                                                                                  -------------     -------------

Total assets                                                                      $      72,702     $      82,589
                                                                                  =============     =============

                        LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable (1)                                                  $     217,087     $     237,968
Less: unamortized discount based on imputed interest rate of 12% (1)                    100,277           109,525
                                                                                  -------------     -------------

            Wraparound mortgages payable less unamortized discount (1)                  116,810           128,443

Due to Pension Groups (1)                                                                   662               662
Other borrowings (1)                                                                      1,518             1,093
Accounts payable and other liabilities (1)                                                2,640             3,224
Deferred revenue                                                                            373               157
Finance lease obligation                                                                  1,750             2,150
                                                                                  -------------     -------------

            Total liabilities                                                           123,753           135,729

Unrealized gain on investment securities                                                     84                69
Partners' deficit                                                                       (51,135)          (53,209)
                                                                                  -------------     -------------

            Total partners' deficit                                                     (51,051)          (53,140)
                                                                                  -------------     -------------

Total liabilities and partners' deficit                                           $      72,702     $      82,589
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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                                                  THREE MONTHS                   NINE MONTHS
                                                                                      ENDED                         ENDED
                                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            -------------------------     -------------------------
                                                                               2004           2003           2004           2003
                                                                            ----------     ----------     ----------     ----------
Income:
   Rental income                                                             $   3,012      $   3,192      $   9,567      $   9,584
   Other charges to tenants                                                      1,011            986          3,319          2,748
   Interest and dividend income                                                     19             17             84             80
                                                                            ----------     ----------     ----------     ----------
           Total income                                                          4,042          4,195         12,970         12,412
                                                                            ----------     ----------     ----------     ----------

Operating expenses:
   Interest expense (1)                                                          2,444          3,146          7,892          8,790
   Real estate taxes                                                               887            886          2,679          2,476
   Management fees (1)                                                             257            204            647            611
   Common area maintenance expenses                                                389            471          1,839          1,498
   Ground rent                                                                      67            114            461            379
   Repairs and maintenance                                                          31            150            278            405
   General and administrative                                                      262            445            895            776
   Depreciation                                                                  1,198          1,243          3,719          3,747
   Amortization                                                                     54             52            171            156
                                                                            ----------     ----------     ----------     ----------
           Total operating expenses                                              5,589          6,711         18,581         18,838
                                                                            ----------     ----------     ----------     ----------
           Operating loss                                                       (1,547)        (2,516)        (5,611)        (6,426)

Other income:
   Realized gain on investment securities                                          ---            ---             50             20
   Gain on forgiveness of wraparound mortgages payable
       on disposition of properties (1)                                            ---            594          3,440          1,416
                                                                            ----------     ----------     ----------     ----------
           Loss from continuing operations                                      (1,547)        (1,922)        (2,121)        (4,990)

Discontinued operations:
   Gain from operations of discontinued components (including a gain on disposition of properties of $5,344 and $3,784 for the three and nine month periods ended September 30, 2004, respectively; and a gain on disposition of properties of $741 and $856 for the three and nine
     month periods ended September 30, 2003, respectively                        3,378            354          4,195             39
                                                                            ----------     ----------     ----------     ----------
           Net income (loss)                                                     1,831         (1,568)         2,074         (4,951)

Partners' deficit:
   Beginning of period                                                         (52,974)       (49,584)       (53,209)       (46,206)
   Net change in unrealized gain (loss) on investment securities                    92             (5)            84              0
                                                                            ----------     ----------     ----------     ----------

   End of period                                                            ($  51,051)    ($  51,157)    ($  51,051)    ($  51,157)
                                                                            ==========     ==========     ==========     ==========

Net income (loss) per unit                                                   $   18.73     ($   16.04)     $   21.22     ($   50.65)
                                                                            ==========     ==========     ==========     ==========

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      NINE MONTHS
                                                                                         ENDED
                                                                                     SEPTEMBER 30,
                                                                                     -------------
                                                                                  2004           2003
                                                                               ----------     ----------
Cash flows from operating activities:
    Net income (loss)                                                          $    2,074     ($   4,951)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Straight-line rent                                                        152            (41)
            Depreciation                                                            3,986          4,253
            Amortization of discount (1)                                            5,821          5,544
            Reduction in bad debts                                                   (120)          (100)
            Net gain on disposition of properties including
                forgiveness of wraparound mortgages payable (1)                    (8,784)        (2,273)
            Gain on finance lease obligation                                         (400)           ---
            Realized gain on investment securities                                    (50)           (21)
            Change in assets and liabilities:
                    Decrease in tenant accounts receivable                            131            597
                    Decrease in accounts receivable and other assets (1)               36            141
                    Decrease in accounts payable and other liabilities (1)           (584)          (359)
                    Increase (decrease) in deferred revenue                           216           (294)
                                                                               ----------     ----------

                Net cash provided by operating activities                           2,478          2,496
                                                                               ----------     ----------
Cash flows from investing activities:
      Disposition of properties                                                    11,045            334
      Improvements to rental property                                              (1,287)        (1,469)
      Decrease in deposit on sale of property                                         ---           (301)
      Decrease in restricted cash                                                     246            208
      Purchase of investment securities                                              (185)          (960)
      Sale of investment securities                                                   405          1,245
                                                                               ----------     ----------

                Net cash provided by (used in) investing activities                10,224           (943)
                                                                               ----------     ----------
Cash flows from financing activities:
      Payments on wraparound mortgages (1)                                        (13,516)        (3,450)
      Proceeds from (payments on) other borrowings, net (1)                           425           (450)
      Payments of accrued interest on other borrowings (1)                            ---           (100)
                                                                               ----------     ----------

                Net cash used in financing activities                             (13,091)        (4,000)
                                                                               ----------     ----------

                Decrease in cash and cash equivalents                                (389)        (2,447)

Cash and cash equivalents:
  Beginning of period                                                                 773          2,587
                                                                               ----------     ----------

  End of period                                                                $      384      $     140
                                                                               ==========     ==========
Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                               $    7,251      $   4,440
Supplemental disclosure of noncash investing and financing activities:
        Net book value of properties conveyed                                  $    6,200      $   3,247
        Reduction in wraparound mortgages from forgiveness
            or assumption of debt, net of related discount                     $    3,939      $   5,185
                                                                               ==========     ==========

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2004
                             (dollars in thousands)

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

Reclassifications:

Certain amounts as previously reported in the interim financial statements have been reclassified to conform to the September 30, 2004 presentation.

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

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Other assets on the Combined Balance Sheets at September 30, 2004. Also, included in Accounts receivable and other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest at September 30, 2004. Certain administrative services are reimbursed to EBL&S and are included in General and administrative on the Combined Statements of Operations. The Wraparound mortgages payable are held by National Property Analysts Employee Partnership (NPAEP), Penn Valley Pension Group (PVPG) and Main Line Pension Group. NPAEP and PVPG, which collectively own approximately 97% of the outstanding balance of the Wraparound mortgages payable, are controlled by Lipkin. Due to Pension Groups, unamortized discount and interest

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2004
                             (dollars in thousands)

expense are all financial statement accounts which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities is $1,733 due EBL&S at September 30, 2004.

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

Note 4: Major Tenants

NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart") which, for the nine months ended September 30, 2004 and 2003 accounted for approximately 33% and 42%, respectively, of the rental income earned by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code however, by May 6, 2003, a Joint Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. Kmart's reorganization did not have a material adverse impact on NPAMLP's financial position or results of operations. As of September 30, 2004, NPAMLP had 12 remaining leases with Kmart aggregating approximately 1,104,000 square feet. As of September 30, 2004 Kmart was current with respect to its obligations for its remaining leases (see Management's Discussion and Analysis - Liquidity and Capital Resources).

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2004
                             (dollars in thousands)

Note 6: Exchange of Properties / Subsequent Event

In August 2004, NPAMLP sold the properties in Menominee, Michigan and Sault Ste. Marie, Michigan and in September 2004 the property in Steger, Illinois was sold. All three of these property sales were transactions structured to be tax free exchanges in accordance with Section 1031 of the Internal Revenue Code. As a result of these sales, a net gain was recognized in the third quarter for $3,808.

In October and November 2004, NPAMLP entered into contracts to sell the properties in Bowling Green, Ohio and International Falls, Minnesota, respectively, in transactions structured to be tax-free exchanges in accordance with Section 1031 of the Internal Revenue Code. In November 2004 NPAMLP closed on the sale of the International Falls property. As a result, a net gain of $920 will be recognized in the fourth quarter of 2004. The purchase side of the tax-free exchange transaction is scheduled to be completed by December 31, 2004. The sale of the Bowling Green property is scheduled to close in the fourth quarter of 2004.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2004
                             (dollars in thousands)

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

                             (DOLLARS IN THOUSANDS)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources

Net cash provided by operating and investing activities for the nine month period ended September 30, 2004 was $2,478 and $10,224, respectively. Net cash used in financing activities was $13,091. As a result of the above, there was a $389 decrease in cash and cash equivalents for the nine months ended September 30, 2004. This was primarily the result of greater payments of wraparound mortgage principal and interest, common area maintenance, real estate taxes and general and administrative expenses. Proceeds from other borrowings were used to pay for property redevelopment costs previously incurred.

During 2003, NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, a related party, under which E&H has agreed to advance up to $1,250 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines were comprised of a $1,000 and a $250 line of credit, however, in early 2004, the maximum borrowing available under these lines was increased to $2,500 (comprised of a $2,000 and $500 line of credit) with no change in purpose or collateral. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of September 30, 2004, there were $1,518 of advances and $55 of related accrued interest under the NPAMLP Line.

As of September 30, 2004, the third party underlying mortgages were current for all the properties.

As of September 30, 2004, NPAMLP was obligated for approximately $221 of capital commitments which are primarily for tenant improvements and capital repairs.

Critical Accounting Policies

There were no significant changes to NPAMLP's critical accounting policies and estimates during the three month period ended September 30, 2004.

Results of Operations

NPAMLP owned 32 and 37 properties at September 30, 2004 and 2003, respectively.

NPAMLP's primary anchor tenant is Kmart which accounted for approximately 33% and 42% of the rental income earned by NPAMLP for the nine months ended September 30, 2004 and 2003, respectively. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2004, NPAMLP had 12 remaining leases with Kmart aggregating approximately 1,104,000 square feet.

In the second quarter of 2002, the lease at the Bowling Green, Ohio property was rejected by Kmart in bankruptcy. The Bowling Green property had a carrying value of $1,634 and the balance of the related wraparound mortgages payable, net of discounts, was $6,296 as of September 30, 2004. With respect to the Bowling Green property, there can be no assurance that new leases can be successfully negotiated or that the rental income will be comparable. In August 2003, the lender on the Lake Mary property commenced an action to foreclose on its mortgage. NPAMLP is the beneficiary of a trust ("Lake Mary Trust") which owns the Lake Mary property. In September 2003, Lake Mary Trust filed for protection under Chapter 11 of the United States Bankruptcy Code. In October 2003, Lake Mary Trust and its lender

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             (DOLLARS IN THOUSANDS)

entered into an agreement whereby Lake Mary Trust could satisfy the mortgage at a discount by April 2004. In February 2004, the mortgage was refinanced and the discount was taken. Management believes that it is the intention of Lake Mary Trust to sell or lease the property to a major retailer. As of September 30, 2004, the carrying value of this property was $6,818 and the balance of the related wraparound mortgages payable, net of discounts, was $3,161.

In August 2004, NPAMLP sold the properties in Menominee, Michigan and Sault Ste. Marie, Michigan and in September 2004 the property in Steger, Illinois was sold. All three of these property sales were transactions structured to be a tax free exchanges in accordance with Section 1031 of the Internal Revenue Code. As a result of these sales, a net gain of $3,808 was recognized in the third quarter (see Note 6).

In May 2004, the Ocala, Florida property and a parcel of the Cottage Grove, Minnesota parcel were sold. The Ocala sale transaction was structured to be a tax free exchange in accordance with Section 1031 of the Internal Revenue Code. The purchase side of this transaction is scheduled to be completed in the fourth quarter of 2004. As a result of this transaction a net gain for $1,229 was recognized. At the time of the sale the balance of the wraparound mortgage encumbering the Ocala property was $2,920. At closing the wraparound mortgage was paid down by $2,270 and the remaining balance of $948, net of discounts, remains a liability of NPAMLP. The Cottage Grove sale resulted in a net gain of $1,047.

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

Loss from continuing operations decreased for the three and nine month periods ended September 30, 2004 versus September 30, 2003 by $375 and $2,869, respectively. The decrease in net loss for the nine month period ended September 30, 2004 was primarily due to a $2,024 increase in Forgiveness of wraparound mortgages payable on disposition of properties which was a result of the above property dispositions and by a $815 decrease in Operating loss for the corresponding period. The decrease in Operating loss was primarily due to increased Other charges to tenants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2003. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2003.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             (DOLLARS IN THOUSANDS)

Item 4. Controls and Procedures

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                                                     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                                                     Not applicable.

Item 3. Defaults Upon Senior Securities

                                                     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

                                                     Not applicable.

Item 5. Other Information

                                                     Not applicable.

Item 6. Exhibits

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

                          Date:  November 12, 2004

                          By:    EBL&S, Inc., its managing general partner

                          By:    /s/ Edward B. Lipkin
                                 -----------------------------------------------
                          Name:  Edward B. Lipkin
                          Title: President

                          By: Feldman International, Inc., its equity general partner

                          By:    /s/ Robert Mckinney
                                 -----------------------------------------------
                          Name:  Robert McKinney
                          Title: President