Form 10-K
period 2004-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2005-03-31
CIK 926843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended                   December 31, 2004
                                                          -----------------

              Commission File Number                            0-24816
                                                          -----------------

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

                       None                             N/A
           ------------------------------   --------------------------------

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

                                           Yes  [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

                                      INDEX

                                                                           Page
PART I
  Item 1.     Business..................................................    1
               I.   Summary.............................................    1
               II.  NPAMLP Objectives and Policies......................    2
               III. Glossary............................................    4
  Item 2.     Properties................................................    6
  Item 3.     Legal Proceedings.........................................    6
  Item 4.     Submission of Matters to a Vote of Security Holders.......    6

PART II

  Item 5.     Market Price for the Registrant's Common
               Equity and Related Stockholder Matters...................   14
               I.   No Trading Market...................................   14
               II.  Distributions of Cash Flow From Operations..........   14
               III. Proceeds of Sales Distributions.....................   14
               IV.  Certain Income Tax Considerations...................   14
  Item 6.     Selected Financial Data...................................   16
  Item 7.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations............   17
               I.   Liquidity and Capital Resources.....................   17
               II.  Critical Accounting Policies........................   18
               III. Results of Operations...............................   19
               IV.  Tabular Disclosure of Contractual Obligations.......   21
               V.   Indebtedness Secured by the Properties..............   21
  Item 7(a)   Quantitative and Qualitative Disclosures
               About Market Risk........................................   24
  Item 8.     Financial Statements and Supplementary Data...............   24
  Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................   24
  Item 9(a).  Controls and Procedures...................................   24
  Item 9(b).  Other Information.........................................   24

PART III

  Item 10.    Directors and Executive Officers of the
               Registrant...............................................   25
               I.   Summary.............................................   25
               II.  Code of Ethics......................................   25
               III. Audit Committee Financial Expert....................   25
  Item 11.    Executive Compensation....................................   25
  Item 12.    Security Ownership of Certain Beneficial Owners
               and Management...........................................   25
  Item 13.    Certain Relationships and Related Party Transactions......   25
               I.   Compensation and Fees...............................   25
               II.  Property Management by Affiliate....................   26
               III. Conflicts of Interest...............................   27
               IV.  Summary of Relationships............................   27
               V.   Related Party Transactions..........................   28
  Item 14.    Principal Accountant Fees and services ...................   28
               I.   Audit Fees..........................................   28
               II.  Audit Related Fees..................................   28
               III. Tax Fees............................................   28
               IV.  All Other Fees......................................   28

PART IV

  Item 15.    Exhibits and Financial Statement Schedules ...............   29
               I.   Documents Filed as Part of this Report..............   29
               II.  Reports on Form 8-K.................................   30

SIGNATURES    ..........................................................   31

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

      C.    THE PROPERTIES AND INDEBTEDNESS SECURED BY THE PROPERTIES

      NPAMLP owns 32 properties as of December 31, 2004, which consist primarily of shopping centers and free standing, single tenant retail stores (the "Properties"). The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      D.    NPAMLP OBJECTIVES AND POLICIES

      NPAMLP intends to hold the Properties until such time as it is deemed prudent to dispose of the Properties. However, the Partnership in accordance with the terms of the Partnership Agreement will terminate on December 31, 2013. See further discussion under "II. NPAMLP Objectives and Policies", below; see "Item 7. Management's Discussion and Analysis of financial Condition and results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement."

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

      B.    COMPETITION FOR TENANTS

      NPAMLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores located in 17 states. Of the 32 Properties owned by NPAMLP, 15 properties have only 1 or 2 tenants ("Single Tenant Properties"). The tenants in the Single Tenant Properties are primarily national retailers or supermarkets ("Anchor Tenants"). The 17 remaining properties are multi-tenant shopping center properties ("Shopping Center Properties"). The tenants in the Shopping Center Properties generally include Anchor Tenants and a variety of tenants occupying less substantial portions of the property ("Local Tenants").

      1.    ANCHOR TENANTS

      The Anchor Tenant leases at lease inception are usually for 20 to 25 years. These Anchor Tenant leases are at various stages of maturity. Upon expiration of the initial lease term, renewal options are usually available to the Anchor Tenants. See "Item 2. Properties." The high concentration of minimum rent received from Anchor Tenants under the terms of long term leases generally provide NPAMLP with protection against a significant reduction in rental income; however, this also restricts the growth opportunity for NPAMLP.

      NPAMLP's primary Anchor Tenant is Kmart Corporation and its subsidiaries ("Kmart") which in 2004 accounted for approximately 32% of the rental income received by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. In January 2003, Kmart filed its Joint Plan of Reorganization and corresponding Disclosure Statement with the United States Bankruptcy Court. The Plan of Reorganization was confirmed in the second quarter of 2003. As of December 31, 2004, NPAMLP had 11 leases with Kmart aggregating approximately 1,042,000 square feet. NPAMLP's average rent per square foot for all of the Kmart leases as of December 31, 2004, was $3.35. As of December 31, 2004, there were no amounts due from Kmart under their leases. Four stores under lease with Kmart were vacant as of December 31, 2001. Subsequent to its bankruptcy petition, Kmart rejected three of the four leases and ceased the payment of rent on these leases effective February 1, 2002. These stores are located in Fort Wayne, Indiana; Lake Mary, Florida and Newberry, South Carolina. Each of the stores for which the leases were rejected were previously vacated Anchor Tenants in Single Tenant Properties. The fourth Kmart lease vacant at December 31, 2001 was leased to another Anchor Tenant in 2002. Also, in the second quarter of 2002, leases at the Bowling Green, Ohio and Hutchinson, Minnesota properties were rejected by Kmart in bankruptcy.

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

      The Managing General Partner has had periodic meetings with representatives of Kmart to review and discuss with them their plans for the various Kmart stores. In the past, in instances where Kmart stores were determined to be undersized and inadequate to accommodate Kmart's current needs, expansions of the existing facilities were undertaken wherever possible. Discussions and negotiations with sub-tenants and prospective tenants are in process at the Lake Mary property; however, there can be no assurance new leases can be successfully negotiated or that the rental income will be comparable. In the event that NPAMLP is not able to obtain comparable leasing commitments, this property could be lost to foreclosure. The carrying value of the Lake Mary property was $6,817,000 and the balance of the related wraparound mortgages payable, net of discounts, was $3,248,000 as of December 31, 2004. In October 2004 NPAMLP entered into a contract to sell the Bowling Green property. The sale is scheduled to close in the second quarter of 2005. The carrying value of the Bowling Green property was $1,633,000 and the balance of the related wraparound mortgages payable, net of discounts, was $6,278,000 as of December 31, 2004.

      As a result of Kmart's January 2002 Chapter 11 filing, NPAMLP could have difficulty refinancing the aggregate of $10,032,000 of balloon payments (due over the next 10 years) due on the Third Party Underlying Obligations on Properties where Kmart is the Anchor Tenant. See "Item 2. Properties."

            2.    LOCAL TENANTS

      Marketing of Local Tenant space is accomplished through signage, direct mailing, advertisements and through coordinated listings with local leasing brokers.

      The NPAMLP Properties' occupancy rate for Local Tenant space is 82%. The lease terms for Local Tenant space typically range from 1 to 3 years. The competitive conditions applicable to Local Tenant space vary from Property to

Property. However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to NPAMLP Properties, is typically a function of NPAMLP's rental rates as compared to the local market's. However, in instances where a multi-tenant Property has Anchor Tenant space and the Anchor Tenant space is vacant (currently one Shopping Center Property has Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

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

      D.    INSURANCE ON PROPERTIES

      The Managing General Partner has obtained liability insurance covering the Properties. The third party liability coverage insures, among others, NPAMLP and the General Partners. Property insurance has also been obtained that insures NPAMLP for fire and other casualty losses, on Properties for which Anchor Tenants are not responsible for providing such insurance, in an amount which covers the replacement cost of the covered Properties. In addition, NPAMLP is covered under fidelity insurance policies in amounts which the Managing General Partner deems sufficient. Such insurance coverage is reviewed at least annually and adjusted to account for variations in value.

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

      "THRESHOLD AMOUNT" shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 2004, approximately $35,658,000 had been applied in reduction of the Threshold Amount.

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

ITEM  2. PROPERTIES

      NPAMLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores. As of December 31, 2004, NPAMLP owned and operated 32 Properties located in 17 states. Approximately 47% of the Properties are Single Tenant Properties and 53% are Shopping Center Properties.

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

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

SCHEDULE 1

DESCRIPTION OF PROPERTY TENANT INFORMATION

                                                   TOTAL         AVERAGE
PROPERTY                TOTAL      OCCUPANCY      MINIMUM         RENT
LOCATION               GLA (a)       RATE         RENT (b)       PSF (c)
--------               -------     ---------     ----------     ---------
Ardmore, OK            216,790        92.3%      $  983,432     $    4.54
Bowling Green, OH      135,203         8.1%          47,100          0.35
Cahokia, IL             26,000       100.0%          24,133          0.93
Cottage Grove, MN      113,208        95.6%         981,907          8.67
Dunmore, PA             26,475       100.0%          78,696          2.97
East Haven, CT         158,057        95.6%         692,599          4.38
Federal Way, WA         37,560       100.0%          45,000          1.20
Grand Rapids, MI        10,880       100.0%         378,071         34.75
Huntington, WV         141,710        33.1%         121,907          0.86
Huntsville, AL         104,000       100.0%         244,400          2.35
Independence, MO       134,634        97.2%         392,109          2.91
Kalamazoo, MI          120,958       100.0%         566,261          4.68
Lake Mary, FL          107,400       100.0%         345,900          3.22
Lawnside, NJ           102,552       100.0%         498,012          4.86
Lockport, IL           100,828       100.0%         332,406          3.30
Marquette, MI          248,256        93.2%       1,203,564          4.85
Maryville, MO           35,099       100.0%         120,792          3.44
New Hope, MN           115,492       100.0%         319,462          2.77
North Augusta, SC      109,134       100.0%         360,000          3.30
North Sarasota, FL     134,805       100.0%         540,326          4.01
O' Fallon, MO           91,061       100.0%         354,477          3.89
Oak Lawn, IL           159,233       100.0%         895,270          5.62
Painesville, OH         10,125       100.0%         178,091         17.59
Philadelphia, PA       128,006       100.0%         556,500          4.35
Rockville, MD           10,880       100.0%         521,718         47.95
San Mateo, CA           84,704       100.0%         476,546          5.63
Seven Hills, OH        121,677       100.0%         326,070          2.68
Taylorville, IL         43,127       100.0%         346,080          8.02
Urbana, IL              55,531       100.0%         446,525          8.04
Waverly, OH             55,102        87.7%         234,043          4.25
Wheelersburg, OH        38,830        25.0%          32,760          0.84
Yazoo City, MS          81,312        79.9%         222,914          2.74

(a) Gross Leasable Area.

(b) Based on leases in effect as of December 31, 2004.

(c) Based on occupied space.

SCHEDULE 1

DESCRIPTION OF PROPERTY TENANT INFORMATION

                            MAJOR TENANT INFORMATION

PROPERTY                                                        ANNUAL       LEASE
LOCATION                         NAME                GLA (a)     RENT      EXPIRATION   OPTIONS
--------                         ----                -------   ---------   ----------   --------
Ardmore, OK         Hobby Lobby                       57,120   $ 106,243   02/26/2005   2 / 5 YR
                    Beall's                           25,632      83,304   04/30/2005   3 / 5 YR
                    Staples                           22,720     124,900   02/28/2009   4 / 5 YR
                    Goody's Family Clothing           26,432     218,064   10/31/2011   2 / 5 YR
Bowling Green, OH   Dollar General                    11,000      47,100   01/31/2006   1 / 3 YR
Cahokia, IL         Goodyear Service Center           26,000      24,133   08/31/2005     None
Cottage Grove, MN   Rainbow Foods                     70,130     606,624   07/11/2016   6 / 5 YR
Dunmore, PA         Price Chopper                     26,475      78,696   11/30/2005   3 / 5 YR
East Haven, CT      National Wholesale Liquidators    84,180     273,585   01/31/2006   5 / 5 YR
Federal Way, WA     Safeway                           37,560      45,000   10/31/2008   5 / 5 YR
Grand Rapids, MI    CVS                               10,880     378,071   01/31/2024   10 / 5 YR
Huntington, WV      Office Depot (b)                  25,900      60,000   02/28/2005   4 / 5 YR
                    CVS                                7,000      28,000   01/31/2006     None
Huntsville, AL      Kmart                            104,000     244,400   11/30/2010   4 / 5 YR
Independence, MO    Kmart                            116,799     308,634   03/31/2010   5 / 5 YR
Kalamazoo, MI       Kmart                             84,180     248,770   02/28/2010   9 / 5 YR
                    SuperPetz, LLC (c)                18,047     166,935      (c)         None
Lake Mary, FL       Old Time Pottery                 107,400     345,900   03/31/2005     None
Lawnside, NJ        Kmart                            102,552     498,012   06/30/2025   10 / 5 YR
Lockport, IL        Kmart                             54,000     133,684   06/30/2009   9 / 5 YR
                    Sterk's Super Foods, Inc.         35,170     121,603   05/20/2006   3 / 5 YR
Marquette, MI       Kohl's Department Stores, Inc.    85,480     170,960   11/30/2024   9 / 5 YR
                    Younker's                         44,068      92,543   10/01/2011     None
                    J.C. Penney                       33,996     118,286   08/31/2009   4 / 5 YR
Maryville, MO       J.C. Penney                       22,060      65,502   10/31/2006   2 / 5 YR
New Hope, MN        Kmart                            115,492     319,462   06/30/2012   9 / 5 YR
North Augusta, SC   North Augusta Flea Mall           84,000     360,000
North Sarasota, FL  Kmart                             84,180     280,440   11/30/2008   9 / 5 YR
                    Bealls                            40,000     141,040   11/20/2008   4 / 5 YR
O' Fallon, MO       Kmart                             83,061     279,415   11/30/2005   10 / 5 YR
Oak Lawn, IL        Home Depot                       104,622     480,000   01/31/2028   5 / 5 YR
                    Jewel Foods                       58,575     415,270   01/03/2009   3 / 5 YR
Painesville, OH     CVS                               10,125     178,091   01/31/2019   6 / 5 YR
Philadelphia, PA    Kmart                             91,033     388,500   03/31/2005   10 / 5 YR
                    Acme                              36,973     168,000   06/30/2005   6 / 5 YR
Rockville, MD       CVS                               10,880     521,718   01/31/2024   10 / 5 YR
San Mateo, CA       Kmart                             84,704     476,546   01/31/2015     None
Seven Hills, OH     Kmart                            121,677     318,595   08/31/2007   8 / 5 YR
Taylorville, IL     Kroger                            27,958     237,761   03/31/2007   5 / 5 YR
                    CVS                               10,069      81,319   03/31/2007   5 / 5 YR
Urbana, IL          Kroger                            43,667     370,648   03/31/2007   5 / 5 YR
Waverly, OH         Kroger                            38,268     154,558   11/30/2009   3 / 5 YR
Wheelersburg, OH    No Major Tenants
Yazoo City, MS      Miss. Baptist Medical Ctr.        20,116      61,957   05/31/2005   1 / 5 YR
                    Family Dollar Stores              10,846      59,000   06/30/2008   6 / 5 YR
                    Sunflower Supermarket             20,000      45,000   04/30/2010   1 / 5 YR

(a) Gross Leasable Area.

(b) Based on leases in effect as of December 31, 2004.

(c) Based on occupied space.

SCHEDULE 2

TENANT LEASE EXPIRATIONS

                                                              2005                           2006
                                                 ------------------------------  ----------------------------
                                      TOTAL       NUMBER                         NUMBER
PROPERTY                 TOTAL       MINIMUM        OF       MINIMUM               OF      MINIMUM
LOCATION                gla (a)       RENT       TENANTS      RENT       S.F.    TENANTS     RENT       S.F.
---------------------  ---------  -------------  --------  ----------  --------  -------  ----------  -------
Ardmore, OK              216,790  $     924,658     8      $  138,379    19,338     5     $   82,495   10,905
Bowling Green, OH        135,203         47,100                                     1     $   47,100   11,000
Cahokia, IL               26,000         24,133     1      $   24,133    26,000
Cottage Grove, MN        110,328        803,369     1      $   24,000     2,700     1     $   91,000   13,000
Dunmore, PA               26,475         78,696     1      $   78,696    26,475
East Haven, CT           158,057        705,624     1      $   27,000     4,500     1     $  273,585   84,180
Federal Way, WA           37,560         45,000
Grand Rapids, MI          10,880        378,071
Huntington, WV           141,710        110,910     4      $   18,389    27,748     3     $   48,340    9,730
Huntsville, AL           104,000        244,400
Independence, MO         134,634        371,814                                     1     $   11,700    1,800
Kalamazoo, MI            120,958        566,261     3      $  213,508    24,175
Lake Mary, FL            107,400        345,900
Lawnside, NJ             102,552        498,012
Lockport, IL             100,828        309,247                                     1     $  121,603   35,170
Marquette, MI            248,256      1,212,293     7      $  132,842    10,121    11     $  255,531   30,019
Maryville, MO             35,099        126,204     2      $   14,700     3,850     1     $   65,502   22,204
New Hope, MN             115,492        319,462
North Augusta, SC        109,134        360,000
North Sarasota, FL       134,805        540,326     1      $   40,000     5,000     1     $   26,400    1,500
O' Fallon, MO             91,061        358,107     1      $  279,415    83,061     2     $   51,062    5,000
Oak Lawn, IL             159,233        795,270
Painesville, OH           10,125        168,011
Philadelphia, PA         128,006        556,500
Rockville, MD             10,880        521,718
San Mateo, CA             84,704        476,546
Seven Hills, OH          121,677        326,070
Taylorville, IL           43,127        344,880      1     $   15,000     3,000     1     $   12,000    2,100
Urbana, IL                55,531        444,733      2     $   17,125     2,800
Waverly, OH               55,102        283,999      1     $   22,896     3,200
Wheelersburg, OH          38,830         21,186
Yazoo City, MS            81,312        222,944      1     $   61,957    20,116     1     $   31,200    9,600
                       ---------  -------------     --     ----------   -------    --     ----------  -------
TOTALS                 3,055,749     12,531,444     35      1,108,040   262,084    30      1,117,518  236,208
                       ---------  -------------     --     ----------   -------    --     ----------  -------
ANNUAL % TO TOTAL          100.0%         100.0%                  8.8%      8.6%                 8.9%     7.7%
                       ---------  -------------            ----------   -------           ----------  -------
CUMULATIVE %                                                      8.8%      8.6%                17.8%    16.3%
                                                           ----------   -------           ----------  -------

(a) Gross Leasable Area.

TENANT LEASE EXPIRATIONS

                                                                  2007                                2008
                                                    ---------------------------------    ------------------------------
                                        TOTAL       NUMBER                               NUMBER
      PROPERTY          TOTAL          MINIMUM        OF         MINIMUM                   OF      MINIMUM
      LOCATION         GLA (a)          RENT        TENANTS        RENT         S.F.     TENANTS     RENT         S.F.
------------------    ---------     ------------    -------    -----------    -------    ------- -----------    -------
Ardmore, OK             216,790     $    924,658        5      $   108,932     24,673       2    $    78,944      9,650
Bowling Green, OH       135,203           47,100
Cahokia, IL              26,000           24,133
Cottage Grove, MN       110,328          803,369        1      $    28,500      2,375
Dunmore, PA              26,475           78,696
East Haven, CT          158,057          705,624        1      $    25,000      2,500       3    $   192,089     20,500
Federal Way, WA          37,560           45,000                                            1    $    45,000     37,560
Grand Rapids, MI         10,880          378,071
Huntington, WV          141,710          110,910        1      $     9,087        850       3    $    46,090      8,535
Huntsville, AL          104,000          244,400
Independence, MO        134,634          371,814        2      $    44,400     11,040
Kalamazoo, MI           120,958          566,261                                            1    $   103,983     12,603
Lake Mary, FL           107,400          345,900
Lawnside, NJ            102,552          498,012
Lockport, IL            100,828          309,247        2      $    43,204      6,855       1    $    22,530      2,053
Marquette, MI           248,256        1,212,293        7      $   265,203     20,448
Maryville, MO            35,099          126,204                                            1    $    13,475      4,900
New Hope, MN            115,492          319,462
North Augusta, SC       109,134          360,000
North Sarasota, FL      134,805          540,326        2      $    28,146      2,100       2    $   421,480    124,180
O' Fallon, MO            91,061          358,107        1      $    24,000      3,000
Oak Lawn, IL            159,233          795,270
Painesville, OH          10,125          168,011
Philadelphia, PA        128,006          556,500
Rockville, MD            10,880          521,718
San Mateo, CA            84,704          476,546
Seven Hills, OH         121,677          326,070        1      $   318,595    121,677
Taylorville, IL          43,127          344,880        2      $   319,080     38,027
Urbana, IL               55,531          444,733        3      $   417,400     51,331
Waverly, OH              55,102          283,999        1      $    15,500      2,000
Wheelersburg, OH         38,830           21,186        1      $    12,360      2,060
Yazoo City, MS (b)       81,312          222,944        2           13,037      1,445       1    $    59,000     10,846

TOTALS                3,055,749       12,531,444       32        1,672,444    290,381      15        982,591    230,827
                      ---------       ----------       --        ---------    -------      --        -------    -------
ANNUAL % TO TOTAL        100.0%           100.0%                      13.3%       9.5%                  13.3%       9.5%
                      ---------       ----------                 ---------    -------                -------    -------
CUMULATIVE %                                                          31.1%      25.8%                  31.1%      25.8%
                                                                 ---------    -------                -------    -------

(a) Gross Leasable Area.

(b) In 2007, one of the two lease expirations represents an expiring ground lease ($6,000).

TENANT LEASE EXPIRATIONS

                                                                 2009
                                                    -------------------------------
                                         TOTAL      NUMBER
      PROPERTY             TOTAL        MINIMUM       OF      MINIMUM
      LOCATION            GLA (a)        RENT       TENANTS     RENT          S.F.
---------------------    ---------    ------------  -------  ----------     -------
Ardmore, OK                216,790    $    924,658     1     $  124,900      22,720
Bowling Green, OH          135,203          47,100
Cahokia, IL                 26,000          24,133
Cottage Grove, MN          110,328         803,369
Dunmore, PA                 26,475          78,696
East Haven, CT             158,057         705,624     2     $  100,000       8,202
Federal Way, WA             37,560          45,000
Grand Rapids, MI            10,880         378,071
Huntington, WV             141,710         110,910
Huntsville, AL             104,000         244,400
Independence, MO           134,634         371,814
Kalamazoo, MI              120,958         566,261
Lake Mary, FL              107,400         345,900
Lawnside, NJ               102,552         498,012
Lockport, IL               100,828         309,247     1     $  133,684      54,000
Marquette, MI              248,256       1,212,293     2     $  203,286      34,746
Maryville, MO               35,099         126,204
New Hope, MN               115,492         319,462
North Augusta, SC          109,134         360,000
North Sarasota, FL         134,805         540,326
O' Fallon, MO               91,061         358,107
Oak Lawn, IL               159,233         795,270     1     $  415,270      58,575
Painesville, OH             10,125         168,011
Philadelphia, PA           128,006         556,500
Rockville, MD               10,880         521,718
San Mateo, CA               84,704         476,546
Seven Hills, OH            121,677         326,070
Taylorville, IL             43,127         344,880
Urbana, IL                  55,531         444,733
Waverly, OH                 55,102         283,999
Wheelersburg, OH            38,830          21,186     1     $   20,400       7,662
Yazoo City, MS              81,312         222,944
                         ---------      ----------     -        -------     -------
TOTALS                   3,055,749      12,531,444     8        997,540     185,905
                         ---------      ----------     -        -------     -------
ANNUAL % TO TOTAL           100.0%           100.0%                 8.0%        6.1%
                         ---------      ----------              -------     -------
CUMULATIVE %                                                       46.9%       39.4%
                                                                -------     -------

(a) Gross Leasable Area.

SCHEDULE 3

                       THIRD PARTY UNDERLYING OBLIGATIONS

                                                                                                 PRINCIPAL
    PROPERTY                                               MORTGAGE  INTEREST                    BALANCE AT
    LOCATION                     MORTGAGEE(S)                TYPE      RATE       DUE DATE       12/31/2004
------------------    ----------------------------------   --------  --------   -----------    --------------
Ardmore, OK           GMAC Mortgage Company                  1st       8.59%    01-Apr-2010    $    6,523,114
Bowling Green, OH     Credit Suisse First Boston (b)         1st       7.05%    31-Jul-2008         2,283,535
Cahokia, IL           NONE
Cottage Grove, MN     IDS Life Insurance (c)                 1st       8.75%    01-Nov-2016         4,311,697
Dunmore, PA           NONE
East Haven, CT        Aetna Life Insurance Company           1st       8.88%    01-Sep-2005            29,728
                      Beal Bank                              2nd       8.53%    01-Aug-2005         1,006,942
Federal Way, WA       NONE                                             0.00%
Grand Rapids, MI      Wells Fargo Bank Northwest, N.A.       1st       7.77%    10-Jan-2012         3,039,185
Huntington, WV        Suburban Capital Markets, Inc. (a)     1st       9.13%    01-Feb-2007         1,428,806
Huntsville, AL        Credit Suisse First Boston (b)         1st       7.05%    31-Jul-2008           630,770
Independence, MO      Credit Suisse First Boston (b)         1st       7.05%    31-Jul-2008         1,430,350
Kalamazoo, MI         NONE
Lake Mary, FL         Mercantile Bank                        1st       5.75%    01-Feb-2006         4,600,000
Lawnside, NJ          Wachovia Securities                    1st       8.71%    15-Sep-2020         4,660,714
Lockport, IL          Credit Suisse First Boston (b)         1st       7.05%    31-Jul-2008         1,483,482
Marquette, MI         Union Labor Life Insurance Co.         1st       7.50%    27-Feb-2009         5,351,890
Maryville, MO         NONE
New Hope, MN          Credit Suisse First Boston (b)         1st       7.05%    31-Jul-2008         1,563,320
North Augusta, SC     NONE
North Sarasota, FL    Credit Suisse First Boston (b)         1st       7.05%    31-Jul-2008         2,842,207
O' Fallon, MO         Credit Suisse First Boston (b)         1st       7.05%    31-Jul-2008         2,078,131
Oak Lawn, IL          American Express Financial Corp.       1st       5.00%    01-Dec-2008         1,527,942
Painesville, OH       Credit Suisse First Boston             1st       6.48%    06-Dec-2018         1,790,070
Philadelphia, PA      Equitable Life Assurance Society       1st       9.25%    01-Jun-2010         1,672,789
Rockville, MD (d)     Wells Fargo Bank Northwest, N.A.       1st       7.77%    10-Jan-2012         4,193,919
San Mateo, CA         Amerus Capital Management              1st       8.25%    01-Feb-2005           116,116
Seven Hills, OH       B & K Properties                       1st       9.75%    01-Nov-2012         1,472,879
Taylorville, IL       Suburban Capital Markets, Inc. (a)     1st       9.13%    01-Feb-2007         1,232,450
Urbana, IL            Credit Suisse First Boston (b)         1st       7.05%    31-Jul-2008         2,338,026
Waverly, OH           Suburban Capital Markets, Inc. (a)     1st       9.13%    01-Feb-2007         1,232,450
Wheelersburg, OH      NONE
Yazoo City, MS        Credit Suisse First Boston (b)         1st       7.05%    31-Jul-2008         1,021,171

(a) Mortgages are cross - collateralized and cross - defaulted.

(b) Mortgages are cross - collateralized and cross - defaulted.

(c) Loan is callable on November 1, 2006.

(d) NPAMLP owns an 82% interest in this property. Loan balances reflect percent ownership.

                  THIRD PARTY UNDERLYING OBLIGATIONS OWNERSHIP

                                                                                                             OWNER
                                                                                                             SHIP
                                                                          ANNUAL            BALLOON        INTEREST
    PROPERTY                                               MORTGAGE        DEBT              DUE AT          FEE/
    LOCATION                     MORTGAGEE(S)                TYPE         SERVICE          EXPIRATION      LEASEHOLD
-----------------     ----------------------------------   --------   ---------------    --------------    ---------
Ardmore, OK           GMAC Mortgage Company                   1st     $       627,994    $    6,126,137       Fee
Bowling Green, OH     Credit Suisse First Boston (b)          1st             196,773         2,146,999       Fee
Cahokia, IL           NONE                                                                                    Fee
Cottage Grove, MN     IDS Life Insurance (d)                  1st             636,272           105,663       Fee
Dunmore, PA           NONE                                                                                 Leasehold
East Haven, CT        Aetna Life Insurance Company            1st             381,258                 0       Fee
                      Beal Bank                               2nd             116,716           985,836
Federal Way, WA       NONE                                                                                    Fee
Grand Rapids, MI      Wells Fargo Bank Northwest, N.A.        1st             378,071         1,724,598       Fee
Huntington, WV        Suburban Capital Markets, Inc. (a)      1st             132,348         1,428,806       Fee
Huntsville, AL        Credit Suisse First Boston (b)          1st              54,361           591,575    Leasehold
Independence, MO      Credit Suisse First Boston (b)          1st             123,270         1,341,666       Fee
Kalamazoo, MI         NONE                                                                                 Leasehold
Lake Mary, FL         Kidder Peabody Mortgage Capital         1st             264,500         4,600,000       Fee
Lawnside, NJ          Wachovia Securities                     1st             442,483                 0       Fee
Lockport, IL          Credit Suisse First Boston (b)          1st             127,864         1,388,646       Fee
Marquette, MI         Union Labor Life Insurance Co.          1st             615,161         5,527,666    Leasehold
Maryville, MO         NONE                                                                                 Leasehold
New Hope, MN          Credit Suisse First Boston (b)          1st             134,755         1,461,553       Fee
North Augusta, SC     NONE                                                                                 Leasehold
North Sarasota, FL    Credit Suisse First Boston (b)          1st             245,009         2,653,997       Fee
O' Fallon, MO         Credit Suisse First Boston (b)          1st             179,163         1,936,664       Fee
Oak Lawn, IL          American Express Financial Corp.        1st             422,249                 0    Leasehold
Painesville, OH       Credit Suisse First Boston              1st             168,011                 0       Fee
Philadelphia, PA      Equitable Life Assurance Society        1st             395,220                 0    Leasehold
Rockville, MD (d)     Wells Fargo Bank Northwest, N.A.        1st             521,718         2,379,857
San Mateo, CA         Amerus Capital Management               1st             474,046                 0    Leasehold
Seven Hills, OH       B & K Properties                        1st             263,917            66,537    Leasehold
Taylorville, IL       Suburban Capital Markets, Inc. (a)      1st             114,156         1,232,450       Fee
Urbana, IL            Credit Suisse First Boston (b)          1st             189,882         2,049,932       Fee
Waverly, OH           Suburban Capital Markets, Inc. (a)      1st             114,156         1,232,450       Fee
Wheelersburg, OH      NONE                                                                                    Fee
Yazoo City, MS        Credit Suisse First Boston (b)          1st              88,050           949,460       Fee

(a) Mortgages are cross - collateralized and cross - defaulted.

(b) Mortgages are cross - collateralized and cross - defaulted.

(c) Loan is callable on November 1, 2006.

(d) NPAMLP owns an 82% interest in this property. Loan balances reflect percent ownership.

                                     PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

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

      As of December 31, 2004, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.

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

            III.  PROCEEDS OF SALES DISTRIBUTIONS

      The Proceeds of Sales of the Properties may not be reinvested in additional real properties, except as permitted with respect to transactions that are non- taxable in whole or in substantial part under Section 1031 or 1033 of the Internal Revenue Code. The Proceeds of Sales of the Properties, after payment of related expenses and indebtedness and provision for reasonable reserves, will be available for NPAMLP purposes, including paying Debt Service or providing for Capital Improvements with respect to other Properties owned by NPAMLP. All proceeds not utilized for NPAMLP purposes will, after making the payments required by the Restructuring Agreement with respect to the Wrap Mortgages, be distributed to the partners of NPAMLP.

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

      Distributions, if any, in excess of a Limited Partner's adjusted basis in his NPAMLP interest immediately prior thereto will result in the recognition of gain to that extent. Unless NPAMLP is treated for tax purposes as a "dealer" in real property, such gain generally should be capital gain.

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

ITEM 6.    SELECTED FINANCIAL DATA

      The following is selected financial data for NPAMLP for the five years ended December 31, 2004, derived from the audited financial statements of NPAMLP prepared in conformity with accounting principles generally accepted in the United States of America. The selected financial data set forth below should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and with the Combined Financial Statements of NPAMLP and the notes thereto included elsewhere in this Form 10-K.

                             Year Ended December 31
                      (In Thousands, except per unit data)

                                      2004        2003      2002      2001      2000
                                    --------    --------  --------  --------  --------
INCOME:
Rental income                       $ 12,505    $ 13,305  $ 12,950  $ 15,064  $ 16,535
Other charges to tenants               3,983       3,188     3,781     4,408     4,585
Interest income                          108         161       200       230       262
                                    --------    --------  --------  --------  --------
TOTAL INCOME                          16,596      16,654    16,931    19,702    20,382
                                    --------    --------  --------  --------  --------
OPERATING EXPENSES:

Interest expense                      11,498      11,429    11,337    13,012    13,395
Other operating expenses               8,465       8,355     7,963     7,902     8,297
Depreciation and
 amortization                          5,087       5,030     5,131     5,665     5,905
                                    --------    --------  --------  --------  --------
TOTAL OPERATING EXPENSES              25,050      24,814    24,431    26,579    27,597
                                    --------    --------  --------  --------  --------
   OPERATING LOSS                     (8,454)     (8,160)   (7,500)   (6,877)   (7,215)
                                    --------    --------  --------  --------  --------
OTHER INCOME (EXPENSE):
Realized gain (loss) on
 investment securities                    50          97      (185)        -         -
Forgiveness of wraparound
 mortgages payable on
 continuing properties                 2,187                               -         -
                                    --------    --------  --------  --------  --------
LOSS FROM CONTINUING
 OPERATIONS                           (6,217)     (8,063)   (7,685)   (6,877)   (7,215)

DISCONTINUED OPERATIONS:
Gain (loss) from operations of
 discontinued components (including
 gain (loss) on disposition of
 properties of $5,894, $923 and
($3,961) for the years ended
 December 31,2004, 2003 and 2002;
 and an impairment charge of $413
 and $250 for the years ended
 December 31, 2002 and 2001)           5,426        (177)   (5,840)   (1,549)      531
Forgiveness of wraparound mortgages
 payable on disposition of
 properties                            3,440       1,237    10,770
                                    --------    --------  --------  --------  --------
NET INCOME (LOSS)                   $  2,649    $ (7,003) $ (2,755) $ (8,426) $ (6,684)
                                    ========    ========  ========  ========  ========
PER UNIT DATA:
Operating loss                      $ (86.48)   $ (83.48) $ (76.72) $ (70.35) $ (73.81)
                                    ========    ========  ========  ========  ========
Net income (loss)                   $  27.10    $ (71.64) $ (28.18) $ (86.20) $ (68.38)
                                    ========    ========  ========  ========  ========
Weighted average units
 outstanding                          97,752      97,752    97,752    97,752    97,752
                                    ========    ========  ========  ========  ========
ASSETS:
Rental property - net               $ 72,663    $ 76,455  $ 83,180  $106,937  $109,008
Other assets                           5,028       6,134     8,695     7,710     7,897
                                    --------    --------  --------  --------  --------
TOTAL ASSETS                        $ 77,691    $ 82,589  $ 91,875  $114,647  $116,905
                                    ========    ========  ========  ========  ========
LIABILITIES AND PARTNERS' DEFICIT:
Wraparound mortgages payable
 less: unamortized discount
 based on imputed interest
 rate of 12%                        $120,352    $128,443  $130,427  $149,877  $144,409
Other liabilities                      7.822       7,286     7,678     8,223     7,521
                                    --------    --------  --------  --------  --------
Total liabilities                   $128,174    $135,729  $138,105  $158,100  $151,930
Partners' deficit                    (50,483)    (53,140)  (46,230)  (43,453)  (35,025)
                                    --------    --------  --------  --------  --------

TOTAL LIABILITIES AND
 PARTNERS' DEFICIT                  $ 77,691    $  8,589  $ 91,875  $114,647  $116,905
                                    ========    ========  ========  ========  ========

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

      B.    THIRD PARTY DEBT SERVICE

      As of December 31, 2004, the Third Party Underlying Obligations were current for all the Properties.

See "Item 7. Management's Discussion and Analysis of Financial Condition - II Critical Accounting Policies."

      C.    WORKING CAPITAL

      As of December 31, 2004, NPAMLP has working capital of approximately $(126,000) excluding amounts due to the Managing General Partner and the Pension Groups of $1,705,000 and $1,339,000, respectively. NPAMLP's operating budget for 2005 projects positive cash flow of approximately $295,000.

      To date, NPAMLP has replenished its working capital reserves through the sale of Properties. This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage. They have agreed in certain instances to release their liens and provide proceeds from the sale to NPAMLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties. Although the Second Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard is expected. Pursuant to the 2003 Agreement (See "Item 7. Management's Discussion and Analysis of financial Condition and results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement"), the holders of the Wrap Mortgages are obligated to release their mortgages in the event of a sale of Property. As of December 31, 2004, the Managing General Partner has advanced approximately $1,705,000 to NPAMLP but may require the repayment of the advances for its own operational needs.

      D.    LOAN OBLIGATIONS

      Although all the Third Party Underlying Obligations on which balloon payments have become due to date have ultimately been refinanced, there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. In the event that NPAMLP is not able to obtain refinancing commitments from alternative lenders or loan extensions from the lenders holding the existing Third Party Underlying Obligations, the properties could be lost to foreclosure. For the year ended December 31, 2005, balloon payments in the amount of $985,000 are due on the Third Party Underlying Mortgage Obligations. See "Item 2. Properties."

      E.    CAPITAL REQUIREMENTS

      The average age of the Properties owned by NPAMLP is in excess of 20 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 2004, NPAMLP was obligated for approximately $105,000 of capital commitments which were primarily for capital repairs to the Properties. The 2005 operating budget for the Properties provides for approximately $202,000 in capital repair reserves.

      During 2004, NPAMLP had two outstanding lines of credit with E&H Properties, Inc., an affiliate of NPA ("E&H"), under which E&H would advance up to $2.5 million to NPAMLP for purposes of making Capital and Tenant Improvements (the "NPAMLP Lines"). The NPAMLP Lines include a $2,000,000 line of credit (the

"Hudson Line") and a $500,000 line of credit (the "Firstrust Line"). Pursuant to the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. At December 31, 2004, there were $1,558,000 of advances and $73,000 in accrued interest was due under the NPAMLP Lines.

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

      At December 31, 2004, the E&H Firstrust Line permitted E&H to borrow up to $2,500,000 which it can loan to NPAMLP and can use for E&H's general working capital.

      Pursuant to the promissory note executed with respect to the E&H Firstrust Line (the "Firstrust Note"), the amounts advanced pursuant to the Firstrust Note bear interest at the Prime Rate as published in the Wall Street Journal's "Money Rates" section (the "E&H Firstrust Borrowing Rate"). The E&H Firstrust Borrowing Rate at December 31, 2004 is 5.25%.

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

      At December 31, 2004, $1,558,000 has been advanced and $73,000 in accrued interest was due under the NPAMLP Lines and $2,203,000 has been borrowed under the E&H Firstrust Line, respectively.

      F.    TENANT IMPROVEMENTS

      The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 2004, approximately $14,000 was provided to tenants in rental abatements.

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

      NPAMLP adopted SFAS No. 144 on January 1, 2002 and accordingly, the results of operations of the properties disposed of or held for sale during the years ended December 31, 2004, 2003 and 2002 have been classified as Discontinued operations in the Statement of Operations and Changes in Partners' Deficit for the three years ended December 31 2004, 2003 and 2002. The gain reported in discontinued components was $5,894,000 for the year ended December 31, 2004. For the years ended December 31, 2003 and 2002, a net gain of $923,000 and a net loss of $3,961,000, respectively, were reported in discontinued operations. See "Item 6. Selected Financial Data."

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

      During the year ended December 31, 2002, an analysis of the estimated future undiscounted cash flows from the Hutchinson, Minnesota property indicated that the property might be impaired. An impairment charge of $413,000 was required under SFAS No. 144 and is included in discontinued components for the year ended December 31, 2002. During the year ended December 31, 2001, an analysis of the estimated future undiscounted cash flows from the Borger, Texas property indicated that the property might be impaired. A write-down of $250,000 was required under SFAS No. 121 and is included in Write-down of rental property for the year ended December 31, 2001. The estimated fair value of these properties was determined by management based on projected cash flows and market trends. In July 2003, the Hutchinson property was foreclosed by the property's lender (see "Results of Operations - Property Dispositions During Fiscal 2003" below).

            III.  RESULTS OF OPERATIONS

      A.    PROPERTY DISPOSITIONS DURING FISCAL 2004

      NPAMLP owned 32 and 37 properties at December 31, 2004, and 2003, respectively. As a result of Kmart's bankruptcy petition and subsequent rejection of certain leases, the Sparks, Fort Wayne and Newberry properties were disposed and the Lake Mary property could be disposed. Also, the Kmart lease at the Bowling Green property was rejected during the second quarter of 2002. See "Item 1. Business - II. NPAMLP Objectives and Policies - B. Competition for Tenants - Anchor Tenants."

      On January 1, 2004, the ground lease on the Chesapeake, Virginia property was terminated and the property was conveyed to the ground lessor in accordance with the terms of the 1991 ground lease agreement. As a result of the transaction, the Finance lease obligation was reduced by $400,000, and a net gain, including the forgiveness of wraparound mortgages, net of discounts, was recorded for $2,536,000.

      During the second quarter of 2004 NPAMLP sold the Ocala, Florida property and a parcel of the property in Cottage Grove, Minnesota. The Ocala sale was structured to be a tax free exchange in accordance with Section 1031 of the Internal Revenue Code. The purchase side of this transaction was completed in the fourth quarter of 2004 with the acquisition of the property in Grand Rapids, Michigan. See "E. Properties Acquired During Fiscal 2004 and 2001". As a result of this transaction a net gain of $1,229,000 was recognized. At the time of the sale of the Ocala property, the balance of the wraparound mortgage encumbering the property was $2,920,000. At closing the wraparound mortgage was paid down by $2,270,000 and the remaining balance of $948,000 net of discounts, remains a liability of NPAMLP. The Cottage Grove sale resulted in a net gain of $1,047,000.

      During the third quarter of 2004 NPAMLP sold the properties in Menominee, Michigan, Sault Ste. Marie, Michigan and Steger, Illinois in transactions structured to be a tax free exchange in accordance with Section 1031 of the Internal Revenue Code. As a result of these sales, NPAMLP recorded a net gain in disposition of properties in the amount of $3,808,000.

      During the fourth quarter of 2004 NPAMLP sold the properties in International Falls, Minnesota and Crescent City, California in transactions structured to be a tax free exchange in accordance with Section 1031 of the Internal Revenue Code. As a result of these sales, NPAMLP recorded a net gain in the amount of $1,328,000. The purchase side of these transactions is scheduled to be completed in early 2005.

      During the first quarter of 2003 NPAMLP sold the Escanaba, Michigan property and the vacant anchor tenant space at the Wheelersburg, Ohio property. The net gain on sale of the Escanaba property, including the forgiveness of wraparound mortgages payable, net of discounts was $495,000. The net gain on the sale of the vacant anchor tenant space at the Wheelersburg property was $336,000.

      During the second quarter of 2003 the Clackamas, Oregon property was conveyed to the holder of a 1995 option agreement in accordance with its terms. The net gain on this transaction, including the forgiveness of wraparound mortgages payable, net of discounts was $186,000. In addition, the Hutchinson, Minnesota property was foreclosed by the holder of the Third Party Underlying Mortgage. As a result, NPAMLP recorded a net gain in disposition of properties, including forgiveness of wraparound mortgages, net of discounts in the amount of $1,197,000.

      B.    PROPERTY ACQUISITIONS DURING FISCAL 2004 AND 2001

      During the fourth quarter of 2004 NPAMLP acquired the property in Grand Rapids, Michigan and an 82% interest in the property in Rockville, Maryland to complete the 2004 tax free exchange transactions relating to the sales of the properties in Ocala, Florida, Menominee, Michigan, Sault Ste. Marie, Michigan and Steger, Illinois.

      During 2001, a property located in Lawnside, New Jersey was acquired to complete a 2000 transaction structured to be a tax-free exchange in accordance with Section 1031 of the Internal Revenue Code. See "Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters - IV. Certain Income Tax Consequences - A. Recognition of Gain."

      C.    FULL FISCAL YEARS

      Over the five year period ended December 31, 2004, NPAMLP disposed of 20 Properties and acquired 4 Properties. Of these properties, 8 Properties were disposed and 4 Properties were acquired in transactions structured to be tax-free exchanges in accordance with Section 1031 of the Internal Revenue Code. The net number of Properties owned and disposed of by year are as follows:

                             2004          2003         2002         2001      2000
                             ----          ----         ----         ----      ----
Beginning of year              37            40           49           48        48
Properties acquired             2             -            -            1         1
Properties disposed             7             3            9            -         1
                             ----          ----         ----         ----      ----
End of year                    32            37           40           49        48
                             ====          ====         ====         ====      ====

      The disposition of Properties resulted in "Net (loss) gain on disposition of properties" and "Forgiveness of wraparound mortgages payable on disposition of properties" as reflected in the financial statements.

      The following table reflects the operating results (in thousands) for NPAMLP for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, excluding the operating results for 20 Properties that were disposed and 4 Properties that were acquired during the five year period. The table is presented in order to facilitate an understanding of the operating results and trends of NPAMLP.

                              2004             2003              2002             2001             2000
                            --------         --------          --------        ---------          --------
INCOME:

Rental income               $ 11,566         $ 11,817          $ 11,750        $  11,917          $ 11,864
Other charges
 to tenant                     3,861            3,027             3,227            3,519             3,216
Interest income                  109              158               199              193               204
                            --------         --------          --------        ---------          --------

TOTAL INCOME                  15,526           15,002            15,176           15,629            15,284
                            --------         --------          --------        ---------          --------
OPERATING EXPENSES:
Interest expense               6,937            6,757             6,513            6,406             6,170
Other operating expenses       8,622            8,428             7,870            7,337             6,988
Depreciation and
 amortization                  4,677            4,644             4,590            4,554             4,527
                            --------         --------          --------        ---------          --------
TOTAL OPERATING
 EXPENSES                     20,236           19,829            18,973           18,297            17,685
                            --------         --------          --------        ---------          --------
OPERATING LOSS              $ (4,710)        $ (4,827)         $ (3,797)       $  (2,668)         $ (2,401)
                            ========         ========          ========        =========          ========

      The fluctuations in "Rental Income" between years has been modest and did not exceed 2% for any of the years presented. This is consistent with the Property portfolio which has a significant portion of space rented to Anchor Tenants under long term leases. Variances from year to year are primarily a result of increased or decreased percentage rental income which is derived from tenant sales. Anchor Tenant sales depend largely on the overall economy, however, also during 2002, NPAMLP's major tenant (Kmart) filed for bankruptcy protection.

      The reduction in Other charges to tenants between 2001 and 2002 was primarily a result of reduced common area maintenance reimbursements which primarily resulted from reduced snow removal expenses during 2001.

      The increase in interest expense over the five year period in consistent with the increase in the balance of the wraparound mortgages on continuing properties as the discount on the wraparound mortgages payable amortizes.

      The increase in Other operating expenses between 2001 and 2003 was primarily a result of increased general and administrative costs. Between 2001 and 2002, these costs included a large increase in bad debt expense which was partially due to direct write-offs of uncollectible accounts receivable and to an increase in the allowance for bad debt. The allowance and corresponding expense was increased by $220,000 due to the Kmart bankruptcy and management's recent experience with other uncollectible accounts from tenants other than Kmart. Also, additional legal and other professional fees were incurred as a result of the Kmart bankruptcy, which further increased NPAMLP's general and administrative expenses between 2001 and 2002 and between 2002 and 2003. An additional increase in Other operating expenses between 2003 and 2004 resulted from increased repairs and maintenance expenses which included environmental remediation incurred in connection with the preparation of new tenant space, increased operating and promotional expenses associated with the operation of two flea markets in previously vacant spaces.

      The increases in depreciation and amortization between 2000 and 2004 are due to capital improvements.

            IV.   TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                          Payments due by period
                                              (in thousands)
                         ----------------------------------------------------------
Contractual                          Less than                            More than
Obligations                Total      1 year     1-3 years    3-5 years    5 years
-----------              ---------   ---------   ---------    ---------   ---------
Wrap Mortgages Payable   $ 254,047   $  11,036   $  22,134    $  22,134   $ 198,743
Ground Leases               14,293         832       1,664        1,664      10,133
                         ---------   ---------   ---------    ---------   ---------
   Total                 $ 268,340   $  11,868   $  23,798    $  23,798   $ 208,876
                         =========   =========   =========    =========   =========

            V.    INDEBTEDNESS SECURED BY THE PROPERTIES

      The Properties are subject to certain indebtedness which was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 2004, the aggregate indebtedness of NPAMLP pursuant to the Wrap Mortgages was approximately $218 million, of which approximately $61 million constituted indebtedness under the Third Party Underlying Obligations and $18 million constituted indebtedness under the Second Mortgages. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters - IV. Certain Income Tax Considerations - A. Recognition of Gain." As of December 31, 2004, the aggregate historical cost of the Properties securing the indebtedness of NPAMLP mortgages was approximately $168 million. The original acquisition of the Properties by the Partnerships was typically structured as set forth below.

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

      The Properties whose ownership was consolidated in NPAMLP remain subject to the Third Party Underlying Obligations, Second Mortgages and Wrap Mortgages incurred in connection with the acquisition of the Properties. However, the Wrap Mortgages and Second Mortgages have been restructured pursuant to the Restructuring Agreement. See " Section V. C. The Restructured Wrap Mortgages" below.

      A.    THIRD PARTY UNDERLYING OBLIGATIONS

      Information relating to the Third Party Underlying Obligations is included in Schedule 3 which appears under "Item 2. Properties" above.

      B. THE SECOND MORTGAGES AND NOTES

      Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The approximate outstanding principal balance of the Second Mortgages as of December 31, 2004, was approximately $18 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

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

ITEM  7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks to NPAMLP primarily relate to changes in interest rates. The interest rate exposure of NPAMLP primarily relates to its Wrap Mortgage obligations. A significant portion of the Wrap Mortgage interest expense is based upon an imputed rate which exceeds the stated rate. As a result, management does not believe that NPAMLP's debt structure would be significantly impacted by a change in the market rate of interest. The Wrap Mortgages and the imputation of its interest is further discussed in NPAMLP's combined financial statements and the accompanying notes 2(f) and 9 thereto which are included in
Part IV, Item 15 of this Form 10-K.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The combined financial statements, including the notes thereto and the report of the independent registered public accounting firm, are included in
Part IV, Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM  9(a). CONTROLS AND PROCEDURES

      Within the ninety-day period prior to the filing of this report on Form 10- K, an evaluation was carried out under the supervision and with the participation of NPAMLP's management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of NPAMLP's disclosure controls and procedures. The conclusions of such officers with respect to the effectiveness of NPAMLP's disclosure controls and procedures are set forth hereinafter. Additionally, there were no significant changes in NPAMLP's internal controls or in other factors that could significantly affect these controls subsequent to the date of such officer's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses (none of which were found to exist). (See "Certifications" set forth as Exhibits).

ITEM  9(b). OTHER INFORMATION

      None.

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

      The directors and executive officers of the General Partners are as follows:

      Edward B. Lipkin, age 59, serves as Director of the Managing General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

      Robert McKinney, age 49, serves as Director of the Equity General Partner. Mr. McKinney received a Masters of Science and Masters of Business Administration from Villanova University and Temple University, respectively.

            II.   CODE OF ETHICS

      In view of the fiduciary obligation that the Managing General Partner has to NPAMLP, the Managing General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit NPAMLP, particularly, in light of NPAMLP's limited business activities.

            III.  AUDIT COMMITTEE FINANCIAL EXPERT

      The Managing General Partner does not have an audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

ITEM  11. EXECUTIVE COMPENSATION

      Neither the General Partners nor the officers of the General Partners receive compensation from NPAMLP. Certain administrative services related to tax and accounting service and to investor note collections were performed by the Managing General Partner on behalf of NPAMLP as provided in the Partnership Agreement. The amount payable to the Managing General Partner for such services aggregated $156,000, $157,000 and $160,000 for the years ended December 31, 2004, 2003 and 2002, respectively. See "Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate."

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                   AMOUNT AND
                                NAME & ADDRESS OF                   NATURE OF
  TITLE OF CLASS                BENEFICIAL OWNER               BENEFICIAL OWNERSHIP   % OF CLASS
--------------------         -----------------------           --------------------   -----------
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

Equity General Partner  General Partners' share            The Equity General
                        Of Profit and Losses.              Partner will be
                                                           allocated 1% of the
                                                           profits and losses
                                                           from NPAMLP
                                                           operations.

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

E&H Properties, Inc.    Repayment of Indebtedness          Actual amounts will
                        secured by Second Mortgages.       depend on the price
                                                           of Properties and are
                                                           not now determinable.

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

Pursuant to the Management Agreement, the Property Manager receives a

--------------------------------------------------------------------------------
(1) All expenses of NPAMLP are billed directly to and paid by NPAMLP. The Managing General Partner is reimbursed for the actual cost of goods and materials used for or by NPAMLP and obtained from entities which are not affiliates of the Managing General Partner. In addition, the Managing General Partner is reimbursed for administrative services performed for NPAMLP, provided that such services are necessary for the prudent operation of NPAMLP and further provided that such reimbursement is at the lower of (i) the Managing General Partner's actual cost or (ii) the cost of obtaining comparable administrative services from independent parties in the same geographic location. Reimbursement to the Managing General Partner for services for which it is entitled to compensation by way of a separate fee is not allowed. No reimbursement is made for rent, depreciation, utilities, or capital equipment in the building in which NPAMLP maintains offices and other overhead costs.

management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. An aggregate of approximately $820,000 was earned by the Property Manager for management fees, and an aggregate of approximately $84,000 was earned by the Property Manager for leasing fees for the fiscal year 2004.

            III.  CONFLICTS OF INTEREST

      From time to time, there may be conflicts of interest between the Managing General Partner and its affiliates (including the Property Manager), and the Equity General Partner, on the one hand and NPAMLP and its Limited Partners on the other hand. The Managing General Partner will attempt to resolve any conflicts of interest by exercising the good faith required of fiduciaries, and the Managing General Partner believes that it will generally be able to resolve conflicts on an equitable basis. Depending on the relevant facts and circumstances, however, the resolution of any particular conflict may not be in favor of NPAMLP. A resolution which is unfavorable to NPAMLP will result only if the Managing General Partner determines in good faith, bearing in mind its fiduciary duties, that it is the most appropriate to deal with the overall situation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - I. Liquidity and Capital Resources."

      A.    CONFLICT REGARDING SALES AND REFINANCING

      The Managing General Partner is an affiliate of NPA. NPA or its affiliates hold the Second Mortgages aggregating approximately $18 million. This lack of independence gives rise to certain conflicts of interest with respect to the sale or refinancing of the Properties.

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

      During the fourth quarter of 2004, NPAMLP sold a property located in Crescent City, California for $900,000, which included the assumption of related debt in the amount of $84,000 to a limited partnership in which Lipkin owned the 1% interest of the general partner. The net gain on this transaction was $142,000.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

            I.    AUDIT FEES

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for the audit of NPAMLP's annual financial statements and review of financial statements included in NPAMLP's Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $119,400 ($63,400 and $56,000 for the years ended December 31, 2004 and 2003, respectively).

            II.   AUDIT RELATED FEES

      There are no fees billed in each of the last two fiscal years for assurance and related services by Asher & Company that are reasonably related to the performance of the audit or review of NPAMLP's financial statements and are not reported above in "Item 14 - I. Audit Fees".

            III.  TAX FEES

      The aggregate fees billed in each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for tax compliance were $12,000 ($6,000 for each of the years ended December 31, 2004 and 2003).

            IV.   ALL OTHER FEES

      There were no fees billed in each of the last two fiscal years for products or services provided by Asher & Company, Ltd. other than the services reported in the three preceding paragraphs.

                                     PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

            I. DOCUMENTS FILED AS PART OF THIS REPORT

A. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm...    F-1

Combined Financial Statements:

  Combined Balance Sheets at December 31, 2004 and 2003...    F-3

  Combined Statements of Operations and Changes in
  Partners' Deficit for the years ended December 31,
  2004, 2003 and 2002.....................................    F-4

  Combined Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002........................    F-5

Notes to Combined Financial Statements....................    F-6

Attachments

  1  Properties Effectively Owned by NPAMLP at
     December 31, 2004....................................    F-15

  2  Schedules II, III and IV to the Combined Financial
     Statements...........................................    F-16

B. EXHIBITS

Exhibit No.                                  Description
-----------                       -----------------------------------
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

          None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY ANALYSTS MASTER
LIMITED PARTNERSHIP
(Registrant)

By: EBL&S, Inc., its managing general partner

     By: /s/ Edward B. Lipkin
         ------------------------
         Edward B. Lipkin
         Director

Date: March 29, 2005

By: Feldman International, Inc., its equity general partner

     By: /s/ Robert McKinney
         ------------------------
         Robert McKinney
         Director

Date: March 29, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature             Capacity                                   Date
---------             --------                                   ----
/s/ Edward B. Lipkin  Director of EBL&S, Inc.
Edward B. Lipkin      Principal Executive Officer,
                      Principal Accounting Officer and
                      Principal Financial Officer                March 29, 2005

/s/ Robert McKinney   Director of Feldman International, Inc.    March 29, 2005
Robert McKinney

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partners
National Property Analysts Master Limited Partnership

      We have audited the accompanying combined balance sheets of National Property Analysts Master Limited Partnership (NPAMLP) (a limited partnership) as of December 31, 2004 and 2003 and the related combined statements of operations and changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules of properties effectively owned by NPAMLP (Schedule I), combined valuation and qualifying accounts (Schedule II), and combined real estate and accumulated depreciation schedule (Schedule III) as of December 31, 2004, 2003 and 2002. These combined financial statements and financial statement schedules are the responsibility of NPAMLP's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of National Property Analysts Master Limited Partnership as of December 31, 2004 and 2003 and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 29, 2005

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                             Combined Balance Sheets
                           December 31, 2004 and 2003
                                 (in thousands)

                                                                              2004        2003
                                                                           ---------    ---------
                           ASSETS

Rental property at cost:
   Land                                                                    $  11,167    $  11,412
   Buildings                                                                 156,440      170,326
                                                                           ---------    ---------
                                                                             167,607      181,738
     Less: accumulated depreciation                                           94,944      105,283
                                                                           ---------    ---------
         Rental property, net                                                 72,663       76,445
Cash and cash equivalents                                                        902          773
Restricted cash                                                                  806        3,048
Investment securities available for sale, at market                            1,137          660
Tenants accounts receivable, net of allowance of $30 and
   $150 for 2004 and 2003, respectively                                           56          157
Unbilled rent receivable                                                         140          282
Other assets (1)                                                               1,987        1,214
                                                                           ---------    ---------
Total assets                                                               $  77,691    $  82,589
                                                                           =========    =========
                  LIABILITIES AND PARTNERS' DEFICIT

   Wraparound mortgages payable (1)                                        $ 218,359    $ 237,968
   Less:  unamortized discount based on imputed interest rate of 12% (1)      98,007      109,525
                                                                           ---------    ---------
         Wraparound mortgages payable less unamortized discount (1)          120,352      128,443
   Due to Pension Groups (1)                                                   1,339          662
   Other borrowings (1)                                                        1,558        1,093
   Accounts payable and other liabilities (1)                                  2,937        3,224
   Deferred revenue                                                              238          157
   Finance lease obligation                                                    1,750        2,150
                                                                           ---------    ---------
         Total liabilities                                                   128,174      135,729
   Unrealized gain on investment securities                                       77           69
   Partners' deficit                                                         (50,560)     (53,209)
                                                                           ---------    ---------
         Total partners' deficit                                             (50,483)     (53,140)

   Total liabilities and partners' deficit                                 $  77,691    $  82,589
                                                                           =========    =========

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                Combined Statements of Operations and Changes in
         Partners' Deficit Years ended December 31, 2004, 2003 and 2002
                        (in thousands, except unit data)

                                                              2004       2003         2002
                                                            --------    --------    --------
   Rental income                                            $ 12,505    $ 13,305    $ 12,950
   Other charges to tenants                                    3,983       3,188       3,781
   Interest income                                               108         161         200
                                                            --------    --------    --------
         Total income                                         16,596      16,654      16,931
                                                            --------    --------    --------

Operating expenses:
   Interest expense (1)                                       11,498      11,429      11,337
   Real estate taxes                                           3,244       2,844       3,465
   Management fees (1)                                           768         773         750
   Common area maintenance expenses                            2,416       2,294       1,905
   Ground rent                                                   613         556         488
   Repairs and maintenance                                       239         391         150
   General and administrative                                  1,185       1,497       1,205
   Depreciation                                                4,869       4,820       4,943
   Amortization                                                  218         210         188
                                                            --------    --------    --------
         Total operating expenses                             25,050      24,814      24,433
                                                            --------    --------    --------
         Operating loss                                       (8,454)     (8,160)     (7,502)
                                                            --------    --------    --------

Other income (expense):
   Realized gain (loss) on investment securities                  50          97        (185)
   Forgiveness of wraparound mortgages payable
     on disposition of properties (1)                          2,187           -           -
                                                            --------    --------    --------
Loss from continuing operations                               (6,217)     (8,063)      7,685

Discontinued operations:
   Gain(loss) from operations of discontinued componen
       on disposition of properties of $5,894, $923 an
       ended December 31, 2004, 2003 and 2002; and an
       for the year ended December 31, 2002 (1)                5,426        (177)     (5,840)
      Forgiveness of wraparound mortgages payable on
      disposition of properties                                3,440       1,237      10,770
                                                            --------    --------    --------
          Net income (loss)                                    2,649      (7,003)     (2,755)

Partners' deficit:
   Beginning of year                                         (53,140)    (46,230)    (43,453)
   Net change in unrealized gain on investment securities          8          93         (22)
                                                            --------    --------    --------

   End of year                                              $(50,483)    (53,140)   $(46,230)
                                                            ========    ========    ========

   Net income (loss) per unit                               $  27.10    $ (71.64)   $ (28.18)
                                                            ========    ========    ========

   Weighted average units outstanding                         97,752      97,752      97,752
                                                            ========    ========    ========

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                        Combined Statements of Cash Flows
                  Years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                2004                 2003              2002
                                                              --------             ---------         ---------
Cash flows from operating activities:
   Net loss                                                   $  2,649             $  (7,003)        $  (2,755)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation                                              5,249                 5,639             6,272
       Amortization of discount (1)                              8,080                 8,703             7,257
       Provision for bad debts                                    (120)                 (100)              220
       Net gain on disposition of properties including
          forgiveness of wraparound mortgage payable            (9,334)               (2,160)           (7,222)
       Net gain on forgiveness of wraparound mortgages
          payable on continuing properties                      (2,187)
       Gain on finance lease obligation                              -                     -              (500)
       Realized (gain) loss on investment securities               (50)                  (97)              185
       Write-down of rental property                                 -                     -               413
       Changes in assets and liabilities:
           Decrease (increase) in tenants accounts
              receivable                                           221                   688              (572)
           (Increase) decrease in unbilled rent receivable         142                   (56)              (14)
           Decrease (increase) in other assets                    (773)                   86              (302)
           (Decrease) increase in accounts payable and
              other liabilities                                   (287)                 (157)            1,334
           (Decrease) increase in deferred revenue                  81                  (343)             (205)
                                                              --------             ---------         ---------
           Net cash provided by operating activities             3,671                 5,200             4,111
                                                              --------             ---------         ---------

Cash flows from investing activities:
       Disposition of properties                                13,229                   336             4,434
       Acquisition of properties                                (8,131)                    -                 -
       Improvements to rental property                          (1,350)               (2,160)           (1,384)
       (Increase) decrease in restricted cash                    2,242                  (664)               22
       Decrease in deposit on sale of property                       -                  (301)           (1,750)
       Decrease in finance lease obligation                        400                     -                 -
       Purchase of investment securities                          (823)                 (262)           (4,909)
       Sale of investment securities                               404                 1,245             3,347
                                                              --------             ---------         ---------
            Net cash used in investing activities                5,171                (1,806)             (240)
                                                              --------             ---------         ---------

Cash flows from financing activities:
       Payments on wraparound mortgages                         (9,855)               (5,617)           (5,463)
       Increase (decrease) in due to/from Pension Groups           677                    86               620
       Proceeds from other borrowings                              465                   323                 -
                                                              --------             ---------         ---------

            Net cash used in financing activities               (8,713)               (5,208)           (4,843)
                                                              --------             ---------         ---------
            (Decrease) increase in cash and cash
             equivalents                                           129                (1,814)             (972)
   Cash and cash equivalents:
   Beginning of year                                               773                 2,587             3,559
                                                              --------             ---------         ---------
   End of year                                                     902             $     773         $   2,587
                                                              ========             =========         =========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                     $  3,962             $   4,580         $   6,561
                                                              ========             =========         =========
Supplemental disclosure of noncash activities:
   Reduction in wraparound mortgages from forgiveness
     of debt, net of related discount                         $  6,124             $   5,070         $  21,244
                                                              ========             =========         =========

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                        Combined Statements of Cash Flows
                  Years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

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

      Through December 31, 2004, NPAMLP sold properties that generated approximately$35,658 in net proceeds that have been applied as a reduction of the Threshold amount. NPAMLP has not distributed any sales proceeds to its partners since its organization.

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

      NPAMLP has working capital as of December 31, 2004 and 2003, of approximately $(126) and

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                        Combined Statements of Cash Flows
                  Years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

      $1,733,respectively, excluding amounts due to the managing general partner of $1,705 and $1,437, respectively, and excluding amounts due to the Pension groups of $1,339 and $662, respectively.. NPAMLP has $902 of unrestricted cash and $942 available under line of credit agreements at December 31, 2004, to meet its short-term obligations. Through December 31, 2004, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wraparound mortgage have released their liens. In addition, as of December 31, 2004, the managing general partner has advanced approximately $1,705 to NPAMLP but may require the repayment of the advances for its own operational needs.

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

            During the year ended December 31, 2002, an analysis of the estimated future undiscounted cash flows from the Hutchinson, Minnesota property indicated that the property might be impaired. An impairment charge of $413 was required under SFAS No. 144 , and is included in "Loss from operations of discontinued components" for the year ended December 31, 2002. In July 2003, the Hutchinson property was foreclosed by the property's lender (see Note 5). There were ni impairment charges for the years ended December 31, 2004 and 2003.

            The estimated fair value of these properties was determined by management based on projected cash flows and market trends.

      (b)   CASH AND CASH EQUIVALENTS

            All highly liquid interest-bearing deposits with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents at December 31, 2004 and 2003 were held in the custody of two financial institutions. The balances, at times, may exceed federally insured limits. NPAMLP mitigates this risk by depositing funds with major financial institutions.

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

      (d)   ACCOUNTS RECEIVABLE

            Accounts receivable includes current accounts receivable, net of allowances, other accruals and deferred rent receivable. NPAMLP regularly reviews the collectability of its receivables and the credit worthiness of its tenants and adjusts its allowance for doubtful accounts, straight-line rent receivable balance and tenant improvement and leasing costs amortization accordingly.

      (e)   INVESTMENT SECURITIES

            Investment securities, consisting of common and preferred stock, are classified as available for sale and

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                        Combined Statements of Cash Flows
                  Years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

            carried at estimated fair value. Unrealized gains and losses on the investment securities are included as a separate component of Partners' Deficit.

      (f)   DISCOUNT ON WRAPAROUND MORTGAGES

            The discount on wraparound mortgages represents the difference between the present value of mortgage payments at the stated interest rate and the imputed rate. The discount is amortized using the interest method over the terms of the mortgages and is recorded as interest expense.

      (g)   RENTAL INCOME

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

      (h)   INCOME TAXES

            No provision has been made in the combined financial statements for income taxes as any such liability is the liability of the individual partners.

      (i)   FAIR VALUE OF FINANCIAL INSTRUMENTS

            SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash, investment securities, tenant accounts receivable, accounts payable, and other liabilities as reflected in the combined financial statements approximate fair value because of the short-term maturity of these instruments.

            In accordance with SFAS No. 107, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 2004 and 2003.

      (j)   DISCONTINUED OPERATIONS

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

      (l)   RECLASSIFICATIONS

            It is policy of NPAMLP to reclassify prior year financial statements to conform to the current year's presentation. Such reclassifications have no effect on Net income (loss) in the Combined Statements of Operations and Changes in Partners' Deficit.

      (m)   NEW PRONOUNCEMENTS

            In December 2003, the FASB issued a revision to Interpretation 46 ("FIN 46-R") to clarify the provisions

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                        Combined Statements of Cash Flows
                  Years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

            of FIN 46. The application of FIN 46-R is effective for public companies, other than small business issuers, after March 15, 2004. Management believes that the adoption of FIN 46-R did not have an impact on the financial position and results of operations of NPAMLP.

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

      Management fees and administrative services are paid exclusively to EBL&S and are included in the Statement of Operations. Also, included in Other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest. The loan is unsecured, interest only, bears interest at 10% and matures on November 1, 2008. The Wraparound mortgages payable are held by the Pension Groups. NPAEP and PVPG, which collectively own approximately 97 percent of the outstanding balance of the Wraparound mortgages payable, are controlled by Lipkin. Due from Pension Groups, unamortized discount and interest expense are all financial statement accounts which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities as of December 31, 2004, are $1,705 due EBL&S, $73 due E&H and $72 due from limited partnerships where Lipkin has a controlling interest. As of December 31, 2003 the amounts included in Accounts payable and other liabilities due to EBL&S, E&H and limited partnerships where Lipkin has a controlling interest were $1,437, $19 and $125, respectively. The amounts due to EBL&S were primarily for property management fees, leasing commissions, administrative services and cash advances for debt service. Amounts earned by EBL&S for the years ended December 31 were as follows:

                            2004     2003       2002
                           ------   -------   -------
Property management fees   $  820   $   887   $   890
Leasing commissions            84       107       263
Administrative services       156       157       160
                           ------   -------   -------
                           $1,060   $ 1,151   $ 1,333
                           ======   =======   =======

      During the fourth quarter of 2004, NPAMLP sold the Property located in Crescent City, California for $900 which included the assumption of related debt in the amount of $84 to a limited partnership in which Lipkin owned the 1% interest of the general partner. The transaction was structured to be a tax free exchange in accordance with Section 1031 of the Internal Revenue Code. The purchase side of this transaction is scheduled to be completed in early 2005.

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

      NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interests in NPAMLP in exchange for the transfer of the Trenton, New Jersey property and related wraparound mortgage obligations. As a result, NPA and its principals did not own

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                        Combined Statements of Cash Flows
                  Years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

      any of the 97,752 units of NPAMLP at December 31, 2004, 2003 and 2002, respectively.

      NPA holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $18,452 and $19,903 at December 31, 2004 and 2003, respectively.

(4)   TENANT LEASES

      At December 31, 2004 and 2003, NPAMLP effectively owned and operated 32 and 37 properties, respectively, as listed in Schedule I, that were comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 160 tenants, under various lease agreements which are treated as operating leases.

      In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance and renewal options. The leases expire under their original terms at various dates between 2005 and 2026.

      Future minimum lease rentals to be received under noncancellable leases are approximately:

2005             $ 10,752
2006                9,406
2007                7,976
2008                6,972
2009                5,694
Thereafter         35,884
                 --------
  Total          $ 73,684
                 ========

      Rental income includes approximately $562, 1,255 and $1,018 related to percentage rents for the years ended December 31, 2004, 2003 and 2002, respectively.

(5)   MAJOR TENANT

      NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart") which in 2004, 2003 and 2002 accounted for approximately 32%, 39% and 43%, respectively, of the rental income received by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. In January 2003, Kmart filed its Joint Plan of Reorganization and corresponding Disclosure Statement with the United States Bankruptcy Court. The Plan of Reorganization was confirmed in the second quarter of 2003. As of December 31, 2004, NPAMLP had 11 remaining leases with Kmart aggregating approximately 1,042,000 square feet. As of December 31, 2004 and 2003, NPAMLP was due $0 and $206, respectively, from Kmart under its leases.

      Subsequent to its bankruptcy petition, Kmart rejected the leases and ceased payment of rent on the Bowling Green, Ohio, Fort Wayne, Indiana, Hutchinson, Minnesota, Lake Mary, Florida and Newberry, South Carolina properties. In October 2004 NPAMLP entered into an agreement to sell the Bowling Green property The sale is scheduled to close in the second quarter of 2005. The Bowling Green property had a carrying value of $1,633 and the balance of the related wraparound mortgages payable, net of discounts, was $6,278 as of December 31, 2004. During the year ended December 31, 1990, NPAMLP sold options for the purchase of the Fort Wayne, Indiana and Sparks, Nevada properties (the Sparks property was also leased to Kmart at December 31, 2001). Aggregate proceeds received from the sale of the options were recorded as a Deposit on sale of property. Any gain or loss from these transactions was to be recognized at the date upon which title to the land and buildings was conveyed to the holder of the option. The option provided that the title to the land and buildings was to be conveyed to the holder of the option without any additional consideration on December 11, 2006 for the Sparks property and November 14, 2003 for the Fort Wayne property, or would be conveyed automatically to the holder of the option in the event of a default of the underlying tenant leases or mortgages. Under the option agreements, the bankruptcy filing by Kmart constituted a default on the tenant leases. In January 2002, the Sparks property was conveyed to the holder of its option. As a result of this transaction, the Deposit on sale of property was reduced by $1,050 and a net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $2,128. In December 2002, the Fort Wayne property was conveyed to the holder of its option. As a result of this transaction, the Deposit on sale of property was reduced by $600 and a net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $1,136. In July 2003, the Hutchinson property was foreclosed by the property's lender. As a result of this transaction, a net gain, including the forgiveness of wraparound mortgages, net of discounts was recorded for $1,197. NPAMLP has negotiated a short term lease with the subtenant at the Lake Mary property. If NPAMLP is unable to negotiate a further extension of this lease and negotiate a modification of the mortgage with the property's lender, the Lake Mary property could be lost to foreclosure. The carrying value of this property was $6,817 and the balance of the related

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                        Combined Statements of Cash Flows
                  Years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

      wraparound mortgages payable, net of discounts, was $3,248 as of December 31, 2004. In March 2002, the Newberry property was sold to a limited partnership in which a related party owned a 1% general partner interest.

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

      In 2004 NPAMLP sold the properties in Ocala, Florida, Menominee, Michigan, Sault Ste. Marie, Michigan, Steger, Illinois, International Falls, Minnesota and Crescent City, California in transactions structured to be tax free exchanges in accordance with Section 1031 of the Internal Revenue Code. Also in 2004, the property in Chesapeake, Virginia was conveyed to the ground lessor in accordance with the terms of the ground lease. The net gain on these transactions including the forgiveness of wraparound mortgages, net of discounts, was $6,507. All of these transactions were included in Discontinued operations in the Statement of Operations and Changes in Partners' Deficit.

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

(7)   GROUND LEASES/FINANCE LEASE OBLIGATION

      NPAMLP is obligated under 12 noncancellable ground leases that expire between 2010 and 2078, excluding renewal options (see Schedule I).

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

      In January 2004 the ground lease on the Chesapeake, Virginia property terminated and the property was conveyed to the ground lessor in accordance with the terms of the ground lease. As a result, the Finance lease obligation was reduced by $400, and a net gain, including the forgiveness of wraparound mortgages, net of discounts, was recorded for $2,536.

      In February, 2002, the ground lease on the Fairborn property was terminated and the property was conveyed to

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                        Combined Statements of Cash Flows
                  Years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

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

      Future minimum lease payments under all noncancellable ground leases as of December 31, 2004 are approximately.

    2005         $   832
    2006             832
    2007             832
    2008             832
    2009             832
Thereafter        10,133
                 -------
  Total          $14,293
                 =======

      Total rental expense for ground leases for the years ended December 31, 2004, 2003, 2002, was approximately $613, $556 and $488, respectively. In addition, $282, $306 and $220 of ground rent was recorded as interest expense for the years ended December 31, 2004, 2003 and 2002, respectively.

(8)   OTHER BORROWINGS

      During 1995, NPAMLP negotiated with E & H Properties, Inc. (E&H), a related party, for E&H to advance up to $1,000 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the resulting agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. The line bears interest based on a variable rate (5.25% at December 31, 2004) and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. During 1999, NPAMLP negotiated with E&H for E&H to advance up to an additional $250 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. This additional line bears interest based on the prime rate (5.25% at December 31, 2004) and is scheduled to expire May 2005. In 2004 the aggregate availability under the lines of credit was increased to $2,500. As of December 31, 2004, and 2003, $1,558 and $1,092, respectively were owed by NPAMLP under these lines of credit, excluding $73 and $19 in accrued interest at December 31,2004 and 2003. Total interest expense under the lines of credit for the years ending December 31, 2004, 2003 and 2002,was $54, $19, and $0, respectively.

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

      In prior years MLPG had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by Audited and Unaudited Partnerships. For the years ended December 31, 2004,2003 and 2002, wraparound mortgage obligations of approximately $9,055, $9,161 and $19,128, respectively, with related discounts of $3,428, $4,091 and $10,995, respectively, were forgiven in connection with various property dispositions. The net amounts of $5,627, $5,070 and $8,133 are included in Other income (expense) as Forgiveness of wraparound mortgages payable on disposition of properties for the year ended December 31, 2004, 2003 and 2002, respectively.

      In 2004 NPAMLP refinanced the underlying mortgage on the Lake Mary, Florida property and negotiated a discount from the holder of the underlying mortgage. As a result of this transaction, a gain of Forgiveness of wraparound mortgages payable on continuing properties was recorded for $2,187.

      The wraparound mortgages have maturity dates varying from August 2009 to December 2013 and stated interest rates varying from 0% to 10%.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                        Combined Statements of Cash Flows
                  Years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

      Certain wraparound mortgages are fully amortized over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations. Also, the Pension Groups have balloon payments due on the third-party underlying mortgage obligations. For the year ended December 31, 2005, balloon payments of $985 are due on the third party underlying mortgage obligations.

            Wraparound mortgage principal payment requirements for the next five years are approximately:

 2005                  $ 4,938
 2006                    5,054
 2007                    5,131
 2008                    5,376
 2009                    5,394

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

(11)  INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investments in available for sale common stock securities were as follows as of December 31, 2004 and 2003:

                                            DECEMBER 31, 2004
                                 --------------------------------------
                                                GROSS          GROSS
                                 AMORTIZED    UNREALIZED     UNREALIZED      MARKET
                                   COST         GAINS          LOSSES        VALUE
                                 ---------    ----------     ----------     --------
Common stock                     $   1,060    $       77     $        -     $  1,137
                                 ---------    ----------     ----------     --------

Securities available for sale    $   1,160    $       77     $        -     $  1,137
                                 =========    ==========     ==========     ========

                                            DECEMBER 31, 2003
                                 --------------------------------------
                                                GROSS          GROSS
                                 AMORTIZED    UNREALIZED     UNREALIZED      MARKET
                                   COST         GAINS          LOSSES        VALUE
                                 ---------    ----------     ----------     --------
Common stock                     $     591    $       69     $        -     $    660
                                 ---------    ----------     ----------     --------

Securities available for sale    $     591    $       69     $        -     $    660
                                 =========    ==========     ==========     ========

(12)  PARTNERS' DEFICIT

      Following is a summary of the combined changes in partners' deficit for the three years ended December 31, 2004 (in thousands except unit data):

                                     UNITS                           PARTNERS' DEFICIT
                         -------------------------------    --------------------------------
                         GENERAL     LIMITED                GENERAL     LIMITED
                         PARTNERS    PARTNERS     TOTAL     PARTNERS    PARTNERS     TOTAL
                         --------    --------    -------    --------    --------    --------
December 31, 2001           1,000      96,752     97,752    $   (435)   $(43,018)   $(43,453)

Net loss                        -           -          -         (27)     (2,728)     (2,755)
Unrealized loss on
  Investment securities         -           -          -           -         (22)        (22)
                         --------    --------    -------    --------    --------    --------

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                        Combined Statements of Cash Flows
                  Years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

December 31, 2002           1,000      96,752     97,752        (462)    (45,768)    (46,230)

Net loss                        -           -          -         (70)     (6,933)     (7,033)
Unrealized loss on
  Investment securities         -           -          -           -          92          93
                         --------    --------    -------    --------    --------    --------

December 31, 2003           1,000      96,752     97,752        (531)    (52,609)    (53,140)

Net income                      -           -          -          26       2,623       2,649
Unrealized gain on
  Investment securities         -           -          -                       8           8
                         --------    --------    -------    --------    --------    --------

December 31, 2004           1,000      96,752     97,752    $   (505)   $(49,978)   $(50,483)
                         ========    ========    =======    ========    ========    ========

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                        Combined Statements of Cash Flows
                  Years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

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

                                                                      SCHEDULE I

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

          Properties Effectively Owned by NPAMLP at December 3, 2004 (1)

                         PROPERTY LOCATION
-------------------------------------------------------------------
Ardmore, OK             Lake Mary, FL             Rockville, MD (2)
Bowling Green, OH       Lawnside, NJ              San Mateo, CA*
Cahokia, IL             Lockport, IL              Seven Hills, OH*+
Cottage Grove, MN       Marquette, MI*            Taylorville, IL
Dunmore, PA*            Maryville, MO*            Urbana, IL
East Haven, CT          New Hope, MN              Waverly, OH
Federal Way, WA         North Augusta, SC*        Wheelersburg, OH
Grand Rapids, MI        North Sarasota, FL        Yazoo City, MS
Huntington, WV          O'Fallon, MO
Huntsville, AL*         Oak Lawn, IL*
Independence, MO        Painesville, OH
Kalamazoo, MI*+         Philadelphia, PA*+

* Properties with ground leases.

+ Land sales.

(1) Effectively owned refers to the fact that legal title to the properties is held by certain partnerships as nominee titleholder and agent for NPAMLP. NPAMLP has all beneficial interest in and equitable title to the properties and has the right to cause a transfer of legal title at its request.

(2)   NPAMLP owns an 82% interest in this property.

                                                                     SCHEDULE II

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                   Combined Valuation and Qualifying Accounts

                        December 31, 2004, 2003 and 2002
                                 (in thousands)

                                      BALANCE,     ADDITIONS
                                     BEGINNING     CHARGED TO                      BALANCE,
                                      OF YEAR      OPERATIONS     DEDUCTIONS     END OF YEAR
                                     ---------     ----------     ----------     -----------
Allowance for doubtful accounts:

   Year ended December 31, 2021      $      30            427           (207)    $       250

   Year ended December 31, 2003            250            (98)            (2)            150

   Year ended December 31, 2004            150                          (120)             30

       NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP        SCHEDULE III
                             (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                             COST CAPITALIZED (WRITTEN OFF)
                                                    INITIAL COST                SUBSEQUENT TO ACQUISITION
                                            ---------------------------------------------------------------
                                                         BUILDINGS AND                       BUILDINGS AND
PROPERTY LOCATION        ENCUMBRANCES         LAND        IMPROVEMENTS           LAND        IMPROVEMENTS
------------------       ------------       -------      -------------          --------    ---------------
Ardmore, OK              $    10,077            750            14,990                  0                774
Bowling Green, OH              6,278            496             5,270                  0                 84
Cahokia, IL                        0            600             5,800               (578)            (5,790)
Cottage Grove, MN              7,190            740             5,549               (375)             3,891
Dunmore, PA                      857              0             1,350                  0                  0
East Haven, CT                 2,733            447             4,883                (12)             3,535
Federal Way, WA                2,514             86             1,894                  0                  0
Grand Rapids, MI               3,768            685             2,740                  0                  0
Huntington, WV                 2,784            336             3,649                  0                618
Huntsville, AL                 1,048              0             1,904                  0                197
Independence, MO               2,856            394             3,550                  0                609
Kalamazoo, MI                  3,295            250             4,850                  0                503
Lake Mary, FL                  3,248          1,310             7,422                  0                  0
Lawnside, NJ                   4,239            633             3,874                  0                 60
Lockport, IL                   2,629            286             2,572                  0                515
Marquette, MI                  7,061              0             5,700                  0              8,889
Maryville, MO                    447              0             1,248                  0                117
New Hope, MN                   3,666            357             3,774                  0                426
North Augusta, SC              3,150            100             2,900                  0                785
North Sarasota, FL             4,481            459             5,686                  0                320
O'Fallon, MO                   3,411            343             3,626                  0                296
Oak Lawn, IL                   8,062              0             9,028                  0                533
Painesville, OH                3,186            181             1,989                  0                  0
Philadelphia, PA               3,921            529             5,860                  0                297
Rockville, MD                  5,201            941             3,765                  0                  0
San Mateo, CA                  2,184              0             6,672                  0                  0
Seven Hills, OH                1,934            371             3,771                  0                  0
Taylorville, IL                2,539            492             3,696                  0                132
Urbana, IL                     3,307            633             4,753                  0                101
Waverly, OH                    3,166            471             2,920                  0                240
Wheelersburg, OH                 715            194             2,081               (110)              (752)
Yazoo City, MS                 3,645            158             1,820                  0                474
                         -----------        -------       -----------             ------             ------
          Total          $   112,592         12,242           139,586             (1,075)            16,854
                         ===========        =======       ===========             =======            ======

Cross-collateralized wraparound
 mortgages on properties
 previously disposed     $     7,760
                         -----------

                         $   120,352
                         ===========

                             (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                        December 31, 2004, 2003 and 2002
                                 (in thousands)

                                  BUILDINGS AND                ACCUMULATED        DATE OF
PROPERTY LOCATION        LAND     IMPROVEMENTS      TOTAL      DEPRECIATION     ACQUISITION         LIFE            METHOD
------------------    --------    -------------   --------     ------------     -----------        ---------     -------------
Ardmore, OK           $    750        15,764        16,514        10,390           09/83            Varies        Varies
Bowling Green, OH          496         5,354         5,850         4,217           02/81            Varies        Varies
Cahokia, IL                 22            10            32             6           10/82            Varies        Varies
Cottage Grove, MN          365         9,441         9,806         3,959           11/81            Varies        Varies
Dunmore, PA                  0         1,350         1,350         1,331           06/75            30 years      Straight Line
East Haven, CT             435         8,418         8,853         4,473           08/80            Varies        Varies
Federal Way, WA             86         1,894         1,980         1,499           04/81            30 years      Straight Line
Grand Rapids, MI           685         2,740         3,425            15
Huntington, WV             336         4,267         4,603         2,661           10/84            Varies        Varies
Huntsville, AL               0         2,101         2,101         1,368           03/84            Varies        Varies
Independence, MO           394         4,159         4,553         2,995           05/81            Varies        Varies
Kalamazoo, MI              250         5,353         5,603         4,077           09/80            Varies        Varies
Lake Mary, FL            1,310         7,422         8,732         1,914           12/94            Varies        Varies
Lawnside, NJ               633         3,934         4,567           521           02/01            30 years      Straight Line
Lockport, IL               286         3,087         3,373         2,144           07/82            Varies        Varies
Marquette, MI                0        14,589        14,589         8,131           05/83            Varies        Varies
Maryville, MO                0         1,365         1,365           910           11/83            Varies        Varies
New Hope, MN               357         4,200         4,557         3,091           03/81            Varies        Varies
North Augusta, SC          100         3,685         3,785         2,432           03/80            30 years      Straight Line
North Sarasota, FL         459         6,006         6,465         4,667           11/80            Varies        Varies
O'Fallon, MO               343         3,922         4,265         2,925           03/81            Varies        Varies
Oak Lawn, IL                 0         9,561         9,561         7,160           10/81            Varies        Varies
Painesville, OH            181         1,989         2,170           331           03/00            30 years      Straight Line
Philadelphia, PA           529         6,156         6,685         4,906           08/80            Varies        Varies
Rockville, MD              941         3,765         4,706            11
San Mateo, CA                0         6,672         6,672         5,152           11/81            30 years      Straight Line
Seven Hills, OH            371         3,771         4,142         2,797           10/82            30 years      Straight Line
Taylorville, IL            492         3,828         4,320         2,812           11/82            Varies        Varies
Urbana, IL                 633         4,854         5,487         3,532           11/82            Varies        Varies
Waverly, OH                471         3,160         3,631         2,215           10/82            Varies        Varies
Wheelersburg, OH            84         1,329         1,413           920           10/83            Varies        Varies
Yazoo City, MS             158         2,294         2,452         1,382           09/84            Varies        Varies
                      --------       -------       -------        ------
  Total               $ 11,167       156,440       167,607        94,944
                      ========       =======       =======        ======

                            (a limited partnership)

           Combined Real Estate and Accumulated Depreciation Schedule

                           December 31, 2004, 2003 and 2002
                                 (in thousands)

Properties consist primarily of shopping centers and free standing, single tenant stores.

Depreciation of NPAMLP's investment in building and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building...........  30 years    Building components..........  15-39 years

The changes in total real estate assets and accumulated depreciation for the years ended December 31, are as follows:

                                              TOTAL REAL ESTATE ASSETS
                                      ------------------------------------------
                                         2004             2003            2002
                                      ---------         --------        --------
Beginning Balance                     $ 181,738         188,739         230,692
Improvements                              1,350           2,160           1,384
Acquisitions                              8,131               0               0
Disposals / write-downs                 (23,612)         (9,161)        (43,337)
                                      ---------         -------         -------
                                      $ 167,607         181,738         188,739
                                      =========         =======         =======

                                                ACCUMULATED DEPRECIATION
                                      ------------------------------------------
                                         2004             2003           2002
                                      ---------       ---------        --------
Beginning Balance                     $ 105,282         105,558         123,754
Depreciation - Original                   4,420           4,868           5,211
Depreciation - Improvements                 829             771           1,061
Disposals                               (15,587)         (5,915)        (24,468)
                                      ---------       ---------         -------
                                      $  94,944       $ 105,282         105,558
                                      =========       =========         =======

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP  SCHEDULE IV
                            (a limited partnership)

                   Quarterly Results of Operations (Unaudited)

                           December 31, 2004, and 2003
                                 (in thousands)

                                                             Quarter Ended
                                    --------------------------------------------------------------------
                                    March 31, 2004  June 30, 2004  September 30, 2004  December 31, 2004
                                    --------------  -------------  ------------------  -----------------
Total income                           $ 4,686         $ 4,875           $ 4,042             $ 2,993

Total operating expenses                 7,520           6,777             5,589               5,164
                                       -------         -------           -------             -------

Operating loss                          (2,834)         (1,902)           (1,547)             (2,171)

Other income (loss)                      3,465              25                 -              (1,253)
                                       -------         -------           -------             -------
Income (loss) from
continuing operations                      631          (1,877)           (1,547)             (3,424)

Income (loss) from
discontinued operations                   (626)          2,115             3,378               3,999
                                       -------         -------           -------             -------

Net income                                   5             238             1,831                 575
                                       =======         =======           =======             =======

Net income per unit                    $  0.05         $  2.43           $ 18.73             $  5.89
                                       =======         =======           =======             =======


                                                             Quarter Ended
                                    --------------------------------------------------------------------
                                    March 31, 2003  June 30, 2003  September 30, 2003  December 31, 2003
                                    --------------  -------------  ------------------  -----------------

Total income                           $ 4,846         $ 4,613           $ 4,195            $ 3,000

Total operating expenses                 6,706           6,815             6,711              4,582
                                      --------        --------          --------           --------

Operating loss                          (1,860)         (2,202)           (2,516)            (1,582)

Other income (loss)                        389             453               594             (1,339)
                                      --------        --------          --------           --------

Loss from continuing operations         (1,471)         (1,749)           (1,922)            (2,921)

Income (loss) from discontinued
operations                                 279            (442)              354                869
                                      --------        --------          --------           --------

Net loss                                (1,192)         (2,191)           (1,568)            (2,052)
                                      ========        ========          ========           ========
Net loss per unit                     ($ 12.19)       ($ 22.41)         ($ 16.05)          ($ 20.99)
                                      ========        ========          ========           ========