Form 10-Q
period 2005-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2005-05-13
CIK 926843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

Commission file number 0-24816

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                        23-2610414
-----------------------------                ----------------------------------
(State of other jurisdiction                (I.R.S. Employer Identification No.)
incorporated or organization)

230 South Broad Street, Mezzanine Level, Philadelphia, Pennsylvania    19102
-------------------------------------------------------------------   --------
         (Address of principal executive offices)                    (Zip Code)

                                 (215)-790-4700
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest                   97,752 units
-------------------------------------            ---------------------------
              (Class)                           (Outstanding at May 12, 2005)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX

                                                                          Page No.
                                                                          -------
PART I.     FINANCIAL INFORMATION

  Item 1.  Combined Financial Statements (Unaudited)

    Combined Balance Sheets  - March 31, 2005 and December 31, 2004          1

    Combined Statements of Operations and Changes in Partners' Deficit
        - Three months ended March 31, 2005 and 2004                         2

    Combined Statements of Cash Flows
        -Three months ended March 31, 2005 and 2004                          3

    Notes to Combined Financial Statements                                   4

  Item 2.  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition.                         7

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.       8

  Item 4.  Controls and Procedures.                                          8

PART II.    OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                9

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.      9

  Item 3.  Defaults Upon Senior Securities.                                  9

  Item 4.  Submission of Matters to a Vote of Security Holders.              9

  Item 5.  Other Information.                                                9

  Item 6.  Exhibits.                                                         9

SIGNATURES

  Signatures                                                                10

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           MARCH 31,
                                                                             2005      DECEMBER 31,
                                                                          (UNAUDITED)      2004
                                                                          ----------   ------------
                                              ASSETS
Rental property, at cost:
    Land                                                                  $   11,167    $   11,167
    Buildings                                                                156,440       156,440
                                                                          ----------    ----------
                                                                             167,607       167,607
    Less: accumulated depreciation                                            96,228        94,944
                                                                          ----------    ----------
            Rental property, net                                              71,379        72,663

Cash and cash equivalents                                                      1,091           902
Restricted cash                                                                  941           806
Investment securities available for sale, at market                              908         1,137
Tenant accounts receivable, net of allowance of $30 for
    2005 and for 2004, respectively                                              224            56
Unbilled rent receivable                                                         195           140
Other assets (1)                                                               1,917         1,987
                                                                          ----------    ----------

Total assets                                                              $   76,655    $   77,691
                                                                          ==========    ==========

                                  LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable (1)                                          $  216,659    $  218,359
Less: unamortized discount based on imputed interest rate of 12% (1)          95,848        98,007
                                                                          ----------    ----------

            Wraparound mortgages payable less unamortized discount (1)       120,811       120,352

Due to Pension Groups (1)                                                      1,339         1,339
Other borrowings (1)                                                           1,558         1,558
Accounts payable and other liabilities (1)                                     2,904         2,937
Deferred revenue                                                                 395           238
Finance lease obligation                                                       1,750         1,750
                                                                          ----------    ----------

            Total liabilities                                                128,757       128,174

Unrealized gain on investment securities                                          45            77
Partners' deficit                                                            (52,147)      (50,560)
                                                                          ----------    ----------

            Total partners' deficit                                          (52,102)      (50,483)
                                                                          ----------    ----------

Total liabilities and partners' deficit                                   $   76,655    $   77,691
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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      ---------------------------
                                                                          2005           2004
                                                                      ------------   ------------
Income:
    Rental income                                                      $    3,412     $    3,084
    Other charges to tenants                                                1,182          1,038
    Interest and dividend income                                               24             21
                                                                      -----------    -----------
            Total income                                                    4,618          4,143
                                                                      -----------    -----------

Operating expenses:
    Interest expense (1)                                                    2,561          3,060
    Real estate taxes                                                         893            729
    Management fees (1)                                                       176            175
    Common area maintenance expenses                                          710            711
    Ground rent                                                               176            176
    Repairs and maintenance                                                    75             94
    General and administrative                                                266            349
    Depreciation                                                            1,284          1,217
    Amortization                                                               54             57
                                                                      -----------    -----------
            Total operating expenses                                        6,195          6,568
                                                                      -----------    -----------
            Operating loss                                                 (1,577)        (2,425)

Other (loss) income:
    Realized (loss) gain on investment securities                              (9)            25
                                                                      -----------    -----------
            Loss from continuing operations                                (1,586)        (2,400)

Discontinued operations:
    Loss from operations of discontinued components (including loss
      on disposition of properties of ($604) in 2004)                          --         (1,035)
    Forgiveness of wraparound mortgages payable on
      disposition of properties (1)                                            --          3,440
                                                                      -----------    -----------
            Net (loss) income                                              (1,586)             5

Partners' deficit:
    Beginning of period                                                   (50,483)       (53,140)
    Net change in unrealized loss on investment securities                    (33)            (9)
                                                                      -----------    -----------

    End of period                                                     ($   52,102)   ($   53,144)
                                                                      ===========    ===========

Net (loss) income per unit                                            ($    16.22)    $     0.05
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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              --------------------------
                                                                                 2005           2004
                                                                              -----------    -----------
Cash flows from operating activities:
    Net (loss) income                                                         ($   1,586)    $        5
    Adjustments to reconcile net (loss) income to net cash
        provided by (used in) operating activities:
            Depreciation                                                           1,284          1,353
            Amortization of discount (1)                                           2,159          1,665
            Reduction in provision for bad debts                                      --           (120)
            Net gain on disposition of properties including
                forgiveness of wraparound mortgages payable (1)                       --         (2,836)
            Realized loss (gain) on investment securities                              9            (25)
            Change in assets and liabilities:
                    (Increase) decrease in tenant accounts receivable               (168)           182
                    Increase in unbilled rent receivable                             (55)            --
                    Decrease (increase) in other assets (1)                           70           (319)
                    Decrease in accounts payable and other liabilities (1)           (33)          (555)
                    Increase in deferred revenue                                     157             79
                                                                              ----------     ----------

                Net cash provided by (used in) operating activities                1,837           (571)
                                                                              ----------     ----------

Cash flows from investing activities:
    Proceeds from disposition of properties                                           --            311
    Improvements to rental property                                                   --           (150)
    (Increase) decrease in restricted cash                                          (135)         1,158
    Purchase of investment securities                                               (200)           (12)
    Sale of investment securities                                                    387            180
                                                                              ----------     ----------

                Net cash provided by investing activities                             52          1,487
                                                                              ----------     ----------

Cash flows from financing activities:
    Payments on wraparound mortgages (1)                                          (1,700)        (1,889)
    Proceeds from other borrowings (1)                                                --            614
                                                                              ----------     ----------

                Net cash used in financing activities                             (1,700)        (1,275)
                                                                              ----------     ----------

                Increase (decrease) in cash and cash equivalents                     189           (359)

Cash and cash equivalents:
  Beginning of period                                                                902            773
                                                                              ----------     ----------

  End of period                                                                $   1,091     $      414
                                                                              ==========     ==========

Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                               $   1,254     $    1,837
Supplemental disclosure of noncash investing and financing activities:
        Reduction in wraparound mortgages from forgiveness
            or assumption of debt, net of related discount                            --     $    3,939
        Net book value of properties conveyed                                         --     $    1,814
                                                                              ==========     ==========

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2005
                             (dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although the Company believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These combined financial statements should be read in conjunction with the combined financial statements and notes thereto filed with Form 10-K for the year ended December 31, 2004.

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

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Other assets on the Combined Balance Sheets at March 31, 2005. Also, included in Accounts receivable and other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest at March 31, 2005. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative on the Combined Statements of Operations. The Wraparound mortgages payable are held by National Property Analysts Employee Partnership (NPAEP), Penn Valley Pension Group (PVPG) and Main Line Pension Group. NPAEP and PVPG, which collectively own approximately 97% of the outstanding balance of the Wraparound mortgages payable, are controlled by Lipkin. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities is $1,771 due EBL&S at March 31, 2005.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2005
                             (dollars in thousands)

Note 4: Major Tenants

NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart") which, for the three months ended March 31, 2005 and 2004 accounted for approximately 28% and 33%, respectively, of the rental income earned by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code however, by May 6, 2003, a Joint Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. Kmart's reorganization did not have a material adverse impact on NPAMLP's financial position or results of operations. As of March 31, 2005, NPAMLP had 11 remaining leases with Kmart aggregating approximately 1,042,000 square feet. As of March 31, 2005 Kmart was current with respect to its obligations for its remaining leases (see Management's Discussion and Analysis - Liquidity and Capital Resources).

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

Note 6: Subsequent Event

In October 2004, NPAMLP entered into a contract to sell the property in Bowling Green, Ohio. In May 2005 NPAMLP closed on the sale of the Bowling Green property. As a result, a net gain of $4,766 will be recognized in the second quarter of 2005.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2005
                             (dollars in thousands)

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             (DOLLARS IN THOUSANDS)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources

Net cash provided by operating and investing activities for the three month period ended March 31, 2005 was $1,837 and $23, respectively. Net cash used in financing activities was $1,700. As a result of the above, there was a $189 increase in cash and cash equivalents for the three months ended March 31, 2005. This was primarily the result of fewer payments of wraparound mortgage principal and interest.

As of March 31, 2005 NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, a related party, under which E&H has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines were comprised of a $2,000 and a $500 line of credit. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of March 31, 2005, there were $1,518 of advances and $95 of related accrued interest under the NPAMLP Line.

As of March 31, 2005, the third party underlying mortgages were current for all the properties.

As of March 31, 2005, NPAMLP was obligated for approximately $593 of capital commitments which are primarily for tenant improvements and capital repairs.

Critical Accounting Policies

There were no significant changes to NPAMLP's critical accounting policies and estimates during the three month period ended March 31, 2005.

Results of Operations

NPAMLP owned 32 and 36 properties at March 31, 2005 and 2004, respectively.

NPAMLP's primary anchor tenant is Kmart which accounted for approximately 28% and 33% of the rental income earned by NPAMLP for the three months ended March 31, 2005 and 2004, respectively. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code, however by May 6, 2003, a Joint Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. Kmart's reorganization did not have a material adverse impact on NPAMLP's financial position or results of operations. As of March 31, 2005, NPAMLP had 11 remaining leases with Kmart aggregating approximately 1,042,000 square feet.

In August 2003, the lender on the Lake Mary property commenced an action to foreclose on its mortgage. NPAMLP is the beneficiary of a trust ("Lake Mary Trust") which owns the Lake Mary property. In September 2003, Lake Mary Trust filed for protection under Chapter 11 of the United States Bankruptcy Code. In October 2003, Lake Mary Trust and its lender entered into an agreement whereby Lake Mary Trust could satisfy the mortgage at a discount by April 2004. In February 2004, the mortgage was refinanced and the discount was taken. Management believes that it is the intention of Lake Mary Trust to sell or lease the property to a major retailer. As of March 31, 2005, the carrying value of this property was $6,770 and the balance of the related wraparound mortgages payable, net of discounts, was $3,368.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             (DOLLARS IN THOUSANDS)

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

Loss from continuing operations decreased for the three month period ended March 31, 2005 versus March 31, 2004 by $814. The decrease in net loss for the three month period ended March 31, 2005 was primarily due to a decrease in interest expense arising from the disposition of properties in the third and fourth quarters of 2004 and the increase in rental income generated from the properties acquired in 2004 from tax free exchanges.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2004. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2004.

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

                          None.

Item 4. Submission of Matters to a Vote of Security Holders

                          Not applicable.

Item 5. Other Information

                          None.

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

                                  National Property Analysts Master Limited
                                  Partnership
                                  ---------------------------------------------
                                  (Registrant)

                                  Date: May 12, 2005

                                  By: EBL&S, Inc., its managing general partner

                                  By: /s/ Edward B. Lipkin
                                      -----------------------------------------
                                  Name: Edward B. Lipkin
                                  Title: President

                                  By: Feldman International, Inc., its equity
                                      general partner

                                  By: /s/ Robert McKinney
                                      -----------------------------------------
                                  Name: Robert McKinney
                                  Title: President