Form 10-K/A
period 2004-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2005-07-22
CIK 926843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                EXPLANATORY NOTE

National Property Analysts Master Limited Partnership ("NPAMLP") is filing this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") solely to amend its disclosures in Item 9A of Part II contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Form 10-K"), which was originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2005. The purpose of this Amendment No. 1 is to address comments that NPAMLP received from the Staff of the Division of Corporation Finance of the SEC.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of Item 9A of Part II, as amended, and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to our fiscal year ended December 31, 2004. This Amendment No. 1 contains only the sections and exhibits to the Form 10-K that are being amended and restated. The sections of and exhibits to the Form 10-K as originally filed, which are not included herein, are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks of the date of the original filing of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.



ITEM 9(A). CONTROLS AND PROCEDURES

         NPAMLP's management, including the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of NPAMLP's "disclosure controls and procedures" as of December 31, 2004. Disclosure controls and procedures are defined in SEC Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such officers have concluded that such controls and procedures are adequate and effective. Additionally, there were no significant changes in NPAMLP's internal controls or in other factors that could significantly affect these controls subsequent to the date of such officers' evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, none of which were found to exist. (See "Certifications" set forth as Exhibits).

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         Note: Item 15 in the Form 10-K, as originally filed, is unchanged except for the filing of additional certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         B.  EXHIBITS

                  Exhibit No.                   Description

                  31.1                    Certification of Managing General Partner pursuant to
                                          Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2                    Certification of Equity General Partner pursuant to Section
                                          302 of the Sarbanes-Oxley Act of 2002.

                  31.3                    Certification of Chief Financial Officer pursuant to Section
                                          302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY ANALYSTS MASTER
LIMITED PARTNERSHIP
(Registrant)

By:  EBL&S, Inc., its managing general partner



     By: /s/ Edward B. Lipkin
         -------------------------------------
            Edward B. Lipkin
            Director

Date:    July 22, 2005
         -------------------------------------



By: Feldman International, Inc., its equity general partner



     By: /s/ Robert McKinney
         -------------------------------------
            Robert McKinney
            Director

Date:    July 22, 2005
         -------------------------------------



         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Capacity                                       Date
---------                           --------                                       ----

/s/ Edward B. Lipkin                Director of EBL&S, Inc.
-------------------------
Edward B. Lipkin                    Principal Executive Officer,
                                    Principal Accounting Officer and
                                    Principal Financial Officer                 July 22, 2005
                                                                                -------------


/s/ Robert McKinney                 Director of Feldman International, Inc.     July 22, 2005
-------------------------                                                       -------------