Form 10-Q
period 2005-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2005-08-15
CIK 926843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-24816

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                 23-2610414
      (State of other jurisdiction          (I.R.S. Employer Identification No.)
      incorporated or organization)

230 South Broad Street, Mezzanine Level,
       Philadelphia, Pennsylvania                           19102
(Address of principal executive offices)                 (Zip Code)

                                 (215) 790-4700
              (Registrant's telephone number, including area code)

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

  Units of Limited Partnership Interest                 97,752 units
                 (Class)                      (Outstanding at August 12, 2005)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Combined Financial Statements (Unaudited)

   Combined Balance Sheets - June 30, 2005 and December 31, 2004            1

   Combined Statements of Operations and Changes in Partners' Deficit
      - Three and six months ended June 30, 2005 and 2004                   2

   Combined Statements of Cash Flows
      - Six months ended June 30, 2005 and 2004                             3

   Notes to Combined Financial Statements                                   4

Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition.                              8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.         9

Item 4. Controls and Procedures.                                           10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                 11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.       11

Item 3. Defaults Upon Senior Securities.                                   11

Item 4. Submission of Matters to a Vote of Security Holders.               11

Item 5. Other Information.                                                 11

Item 6. Exhibits.                                                          11

SIGNATURES

   Signatures                                                              12

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         JUNE 30,    DECEMBER 31,
                                                                           2005          2004
                                                                       -----------   ------------
                                                                       (UNAUDITED)
                               ASSETS

Rental property, at cost:
   Land                                                                 $ 10,671       $ 11,167
   Buildings                                                             151,549        156,440
                                                                        --------       --------
                                                                         162,220        167,607
   Less: accumulated depreciation                                         93,175         94,944
                                                                        --------       --------
      Rental property, net                                                69,045         72,663

Cash and cash equivalents                                                    993            902
Restricted cash                                                              896            806
Investment securities available for sale, at market                          958          1,137
Tenant accounts receivable, net of allowance of $30 for
   2005 and 2004, respectively                                               139             56
Unbilled rent receivable                                                     177            140
Accounts receivable and other assets (1)                                   2,270          1,987
                                                                        --------       --------
Total assets                                                            $ 74,478       $ 77,691
                                                                        ========       ========

                  LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable (1)                                        $200,968       $218,359
Less: unamortized discount based on imputed interest rate of 12% (1)      87,635         98,007
                                                                        --------       --------
      Wraparound mortgages payable less unamortized discount (1)         113,333        120,352

Due to Pension Groups (1)                                                  2,735          1,339
Other borrowings (1)                                                       1,528          1,558
Accounts payable and other liabilities (1)                                 3,438          2,937
Deferred revenue                                                             261            238
Finance lease obligation                                                   1,750          1,750
                                                                        --------       --------
      Total liabilities                                                  123,045        128,174

Unrealized gain on investment securities                                      45             77
Partners' deficit                                                        (48,612)       (50,560)
                                                                        --------       --------
      Total partners' deficit                                            (48,567)       (50,483)
                                                                        --------       --------
Total liabilities and partners' deficit                                 $ 74,478       $ 77,691
                                                                        ========       ========

(1)  See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                                     THREE MONTHS             SIX MONTHS
                                                                        ENDED                   ENDED
                                                                       JUNE 30,                JUNE 30,
                                                                ---------------------   ---------------------
                                                                   2005        2004        2005        2004
                                                                ---------   ---------   ---------   ---------
Income:
   Rental income                                                $   3,434   $   3,211   $   6,834   $   6,588
   Other charges to tenants                                         1,120       1,212       2,294       2,286
   Interest and dividend income                                        29          44          53          67
                                                                ---------   ---------   ---------   ---------
      Total income                                                  4,583       4,467       9,181       8,941
                                                                ---------   ---------   ---------   ---------

Operating expenses:
   Interest expense (1)                                             3,165       2,090       5,570       5,528
   Real estate taxes                                                  863         959       1,731       1,688
   Management fees (1)                                                271         204         446         398
   Common area maintenance expenses                                   480         714       1,151       1,435
   Ground rent                                                        140         219         316         404
   Repairs and maintenance                                            164         170         237         247
   General and administrative                                          17         320         279         688
   Depreciation                                                     1,208       1,183       2,448       2,477
   Amortization                                                        49          60         103         117
                                                                ---------   ---------   ---------   ---------
      Total operating expenses                                      6,357       5,919      12,281      12,982
                                                                ---------   ---------   ---------   ---------
      Operating loss                                               (1,774)     (1,452)     (3,100)     (4,041)

Other income (loss):
   Realized gain (loss) on investment securities                       --          25          (9)         50
                                                                ---------   ---------   ---------   ---------
      Loss from continuing operations                              (1,774)     (1,427)     (3,109)     (3,991)

Discontinued operations:
   Loss from operations of discontinued components                    (52)       (450)       (303)       (640)
   Gain on disposition of properties, net                             289          --         289       1,434
   Forgiveness of wraparound mortgages payable
      on disposition of properties (1)                              5,071       2,115       5,071       3,440
                                                                ---------   ---------   ---------   ---------
      Net income                                                    3,534         238       1,948         243

Partners' deficit:
   Beginning of period                                            (52,102)    (53,144)    (50,483)    (53,209)
Net change in unrealized (loss) gain on investment securities           1         (68)        (32)         (8)
                                                                ---------   ---------   ---------   ---------
   End of period                                                 ($48,567)   ($52,974)   ($48,567)   ($52,974)
                                                                =========   =========   =========   =========
Net income per unit                                             $   36.15   $    2.43   $   19.93   $    2.49
                                                                =========   =========   =========   =========

(1)  See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          SIX MONTHS ENDED JUNE 30, 2005
                                                                          ------------------------------
                                                                                   2005      2004
                                                                                 -------   -------
Cash flows from operating activities:
   Net income                                                                    $ 1,948   $   243
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                                              2,507     2,706
         Amortization of discount (1)                                              4,318     3,806
         Reduction in provision for bad debts                                         --      (120)
         Net gain on disposition of properties including forgiveness
            of wraparound mortgages payable (1)                                   (5,360)   (4,986)
         Gain on finance lease obligation                                             --      (400)
         Realized loss (gain) on investment securities                                 9       (50)
         Change in assets and liabilities:
               (Increase) decrease in tenant accounts receivable                     (83)      136
               Increase in unbilled rent receivable                                  (37)      (22)
               Increase in tenant leasing costs                                       --       (11)
               Increase in other assets (1)                                         (283)     (148)
               Increase (decrease) in accounts payable and other
                  liabilities (1)                                                    501      (337)
               Increase in deferred revenue                                           23        58
                                                                                 -------   -------
            Net cash provided by operating activities                              3,543       875
                                                                                 -------   -------

Cash flows from investing activities:
      Disposition of properties                                                    1,863     4,243
      Improvements to rental property                                               (463)     (879)
      (Decrease) increase in restricted cash                                         (90)    1,255
      Increase in other assets                                                        --      (250)
      Purchase of investment securities                                             (257)     (179)
      Sale of investment securities                                                  397       405
                                                                                 -------   -------
            Net cash provided by investing activities                              1,450     4,595
                                                                                 -------   -------

Cash flows from financing activities:
      Payments on wraparound mortgages (1)                                        (6,268)   (5,890)
      Increase in due to/from pension groups                                       1,396        --
      (Payments on) proceeds from other borrowings                                   (30)      250
                                                                                 -------   -------
            Net cash used in financing activities                                 (4,902)   (5,640)
                                                                                 -------   -------
            Increase (decrease) in cash and cash equivalents                          91      (170)

Cash and cash equivalents:
   Beginning of period                                                               902       773
                                                                                 -------   -------
   End of period                                                                 $   993   $   603
                                                                                 =======   =======
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                   $ 1,370   $ 2,480
Supplemental disclosure of non-cash investing and financing activities:
      Reduction in wraparound mortgages from forgiveness
         or assumption of debt, net of related discount                          $ 5,071   $ 3,440

(1)  See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2005
                             (dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although the Company believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These combined financial statements should be read in conjunction with the combined financial statements and notes thereto filed with Form 10-K for the year ended December 31, 2004.

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

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Other Assets on the Combined Balance Sheets at June 30, 2005 and December 31, 2004. Also, included in Accounts receivable and other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest at June 30, 2005 and December 31, 2004. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative on the Combined Statements of Operations. National Property Analysts Employee Partnership (NPAEP), Penn Valley Pension Group (PVPG) and Main Line Pension Group hold the Wraparound mortgages payable. Lipkin controls NPAEP and PVPG, which collectively own approximately 97% of the outstanding balance of the Wraparound mortgages payable. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities is $1,756 and $1,437 due EBL&S at June 30, 2005 and December 31, 2004, respectively.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2005
                             (dollars in thousands)

Note 4: Major Tenants

NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart"), which, for the six months ended June 30, 2005 and 2004 accounted for approximately 26% and 38%, respectively, of the rental income earned by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code however, by May 6, 2003, a Joint Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. Kmart's reorganization did not have a material adverse impact on NPAMLP's financial position or results of operations. As of June 30, 2005, NPAMLP had 11 remaining leases with Kmart aggregating approximately 1,042,000 square feet. As of June 30, 2005 Kmart was current with respect to its obligations for its remaining leases (see Management's Discussion and Analysis - Liquidity and Capital Resources).

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

Note 6: Disposition of Properties / Subsequent Event

In October 2004, NPAMLP entered into a contract to sell the property in Bowling Green, Ohio to an unrelated third party. In May 2005 NPAMLP closed on the sale of the Bowling Green property. As a result, a net gain, including the forgiveness of wraparound mortgages, net of discounts, of $4,298 was recognized in the second quarter of 2005.

In November and December, of 2004 NPAMLP sold the properties in Crescent City, California and International Falls, Minnesota, respectively, in transactions structured to be tax-deferred exchanges in accordance with section 1031 of the Internal Revenue Code. The purchase side of these transactions was not completed by NPAMLP in the one hundred eighty day time period allotted by the Internal Revenue Code. NPAEP agreed to forgive the balance of the wraparound mortgages that it held on these properties after the time period to complete the tax deferred exchange elapsed, and accordingly NPAMLP recognized a gain on the forgiveness of the wraparound mortgages, net of discounts, of $1,062.

In July, 2005 NPAMLP sold a portion of the property in Waverly, Ohio to the anchor tenant at this property. As a result of this sale, a net gain of $1,102 will be recognized in the third quarter.

Note 7: Future Interest Agreement

In March 2003 NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the "2003

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2005
                             (dollars in thousands)

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2005
                             (dollars in thousands)

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2005
                             (dollars in thousands)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources

Net cash provided by operating and investing activities for the six-month period ended June 30, 2005 was $3,543 and $1,450, respectively. Net cash used in financing activities was $4,902. As a result of the above, there was a $91 increase in cash and cash equivalents for the six months ended June 30, 2005.

As of June 30, 2005 NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, a related party, under which E&H has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines were comprised of a $2,000 and a $500 line of credit. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of June 30, 2005, there were $1,528 of advances and $117 of related accrued interest under the NPAMLP Line.

In May 2005 NPAMLP completed the sale of the Bowling Green property. As part of this sale transaction, NPAMLP was required to defease the third party underlying mortgage obligation. The defeasance provisions of this loan required an additional principal payment on the balance of the indebtedness. As a consequence, NPAMLP did not have sufficient proceeds from the sale to satisfy all of its requirements. In order to meet these requirements, NPAEP agreed to advance the funds necessary to complete the defeasance and the sale of the property. This advance of $1,396 is unsecured and does not bear interest. The advance is recorded in Due to pension groups at June 30, 2005.

As of June 30, 2005, the third party underlying mortgages were current for all the properties.

As of June 30, 2005, NPAMLP was obligated for approximately $384 of capital commitments, which are primarily for tenant improvements and capital repairs.

Critical Accounting Policies

There were no significant changes to NPAMLP's critical accounting policies and estimates during the three-month period ended June 30, 2005.

Results of Operations

NPAMLP owned 31 and 35 properties at June 30, 2005 and 2004, respectively.

NPAMLP's primary anchor tenant is Kmart, which accounted for approximately 26% and 38% of the rental income earned by NPAMLP for the three months ended June 30, 2005 and 2004, respectively. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code, however by May 6, 2003, a Joint Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. Kmart's reorganization did not have a material adverse impact on NPAMLP's financial position or results of operations. As of June 30, 2005, NPAMLP had 11 remaining leases with Kmart aggregating approximately 1,042,000 square feet.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2005
                             (dollars in thousands)

In August 2003, the lender on the Lake Mary property commenced an action to foreclose on its mortgage. NPAMLP is the beneficiary of a trust ("Lake Mary Trust"), which owns the Lake Mary property. In September 2003, Lake Mary Trust filed for protection under Chapter 11 of the United States Bankruptcy Code. In October 2003, Lake Mary Trust and its lender entered into an agreement whereby Lake Mary Trust could satisfy the mortgage at a discount by April 2004. In February 2004, the mortgage was refinanced and the discount was taken. Management believes that it is the intention of Lake Mary Trust to sell or lease the property to a major retailer. As of June 30, 2005, the carrying value of this property was $6,770 and the balance of the related wraparound mortgages payable, net of discounts, was $3,368.

In October 2004, NPAMLP entered into a contract to sell the property in Bowling Green, Ohio to an unrelated third party. In May 2005 NPAMLP closed on the sale of the Bowling Green property. As a result, a net gain, including the forgiveness of wraparound mortgages, net of discounts, of $4,298 was recognized in the second quarter of 2005.

In November and December, of 2004 NPAMLP sold the properties in Crescent City, California and International Falls, Minnesota, respectively, in transactions structured to be tax-deferred exchanges in accordance with section 1031 of the Internal Revenue Code. The purchase side of these transactions was not completed by NPAMLP in the one hundred eighty day time period allotted by the Internal Revenue Code. NPAEP agreed to forgive the balance of the wraparound mortgages that it held on these properties after the time period to complete the tax deferred exchange elapsed, and accordingly NPAMLP recognized a gain on the forgiveness of the wraparound mortgages, net of discounts, of $1,062.

In July, 2005 NPAMLP sold a portion of the property in Waverly, Ohio to the anchor tenant at this property. As a result of this sale, a net gain of $1,102 will be recognized in the third quarter.

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

Operating loss decreased for the six-month period ended June 30, 2005 versus June 30, 2004 by $941. The decrease in operating loss for the six-month period ended June 30, 2005 was primarily due to a increase in minimum rent arising from new leases and a decrease in general and administrative expenses due to a reduction in legal fees. Operating loss increased for the three-month period ended June 30, 2005 versus June 30, 2004 by $322. The increase in the operating loss was primarily due to an increase in interest expense which was partially offset by an increase in minimum rent arising from new leases and a decrease in general and administrative and common area maintenance expenses.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2005
                             (dollars in thousands)

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

                                        Date: August 12, 2005

                                        By: EBL&S, Inc., its managing general
                                            partner


                                        By: /s/ Edward B. Lipkin
                                            ------------------------------------
                                        Name: Edward B. Lipkin
                                        Title: President


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