Form 10-Q
period 2005-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2005-11-14
CIK 926843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Yes [ ] No [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest              97,752 units
-------------------------------------   ----------------------------------
               (Class)                  (Outstanding at November 11, 2005)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX

                                                                         PAGE NO.
                                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1. Combined Financial Statements (Unaudited)

   Combined Balance Sheets - September 30, 2005 and December 31, 2004        1

   Combined Statements of Operations and Changes in Partners' Deficit
      - Three and nine months ended September 30, 2005 and 2004              2

   Combined Statements of Cash Flows
      -Nine months ended September 30, 2005 and 2004                         3

   Notes to Combined Financial Statements                                    4

Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition.                                             8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.         10

Item 4. Controls and Procedures.                                            10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                  11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.        11

Item 3. Defaults Upon Senior Securities.                                    11

Item 4. Submission of Matters to a Vote of Security Holders.                11

Item 5. Other Information.                                                  11

Item 6. Exhibits.                                                           11

SIGNATURES

Signatures                                                                  12

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           2005            2004
                                                                       -------------   ------------
                                                                        (UNAUDITED)
                               ASSETS
Rental property, at cost:
   Land                                                                   $ 10,294       $ 11,167
   Buildings                                                               149,260        156,440
                                                                          --------       --------
                                                                           159,554        167,607
   Less: accumulated depreciation                                           92,465         94,944
                                                                          --------       --------
      Rental property, net                                                  67,089         72,663
Cash and cash equivalents                                                    1,205            902
Restricted cash                                                              1,081            806
Investment securities available for sale, at market                            702          1,137
Tenant accounts receivable, net of allowance of $30 for
   2005 and 2004, respectively                                                 153             56
Unbilled rent receivable                                                       162            140
Accounts receivable and other assets (1)                                     1,132          1,987
                                                                          --------       --------
Total assets                                                              $ 71,524       $ 77,691
                                                                          ========       ========

                  LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable (1)                                          $196,905       $218,359
Less: unamortized discount based on imputed interest rate of 12% (1)        84,970         98,007
                                                                          --------       --------
      Wraparound mortgages payable less unamortized discount (1)           111,935        120,352
Due to Pension Groups (1)                                                    2,735          1,339
Other borrowings (1)                                                         1,498          1,558
Accounts payable and other liabilities (1)                                   3,214          2,937
Deferred revenue                                                               230            238
Finance lease obligation                                                     1,750          1,750
                                                                          --------       --------
      Total liabilities                                                    121,362        128,174
Unrealized gain (loss) on investment securities                                 63             77
Partners' deficit                                                          (49,901)       (50,560)
                                                                          --------       --------
      Total partners' deficit                                              (49,838)       (50,483)
                                                                          --------       --------
Total liabilities and partners' deficit                                   $ 71,524       $ 77,691
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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                                        THREE MONTHS            NINE MONTHS
                                                                           ENDED                   ENDED
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                                   ---------------------   ---------------------
                                                                      2005        2004        2005        2004
                                                                   ---------   ---------   ---------   ---------
Income:
   Rental income                                                   $   3,283   $   2,742   $  10,117   $   8,515
   Other charges to tenants                                            1,127       1,006       3,421       3,000
   Interest and dividend income                                           16          18          69          80
                                                                   ---------   ---------   ---------   ---------
      Total income                                                     4,426       3,766      13,607      11,595
                                                                   ---------   ---------   ---------   ---------
Operating expenses:
   Interest expense (1)                                                3,523       2,040       9,093       6,064
   Real estate taxes                                                     881         868       2,612       2,303
   Management fees (1)                                                   128         244         574         592
   Common area maintenance expenses                                      518         350       1,669       1,722
   Ground rent (1)                                                       128          65         444         447
   Repairs and maintenance                                               145          30         382         269
   General and administrative                                             68         243         347         857
   Depreciation                                                        1,150       1,043       3,598       3,186
   Amortization                                                           76          54         179         171
                                                                   ---------   ---------   ---------   ---------
      Total operating expenses                                         6,617       4,937      18,898      15,611
                                                                   ---------   ---------   ---------   ---------
      Operating loss                                                  (2,191)     (1,171)     (5,291)     (4,016)
Other income (loss):
   Realized gain (loss) on investment securities                          --          --          (9)         50
                                                                   ---------   ---------   ---------   ---------
      Loss from continuing operations                                 (2,191)     (1,171)     (5,300)     (3,966)
Discontinued operations:
   Loss from operations of discontinued components                      (181)     (2,342)       (484)     (1,184)
   Gain on disposition of properties, net                              1,083       5,344       1,372       3,784
   Forgiveness of wraparound mortgages payable
      on disposition of properties (1)                                    --          --       5,071       3,440
                                                                   ---------   ---------   ---------   ---------
      Net income (loss)                                               (1,289)      1,831         659       2,074
Partners' deficit:
   Beginning of period                                               (48,567)    (52,974)    (50,483)    (53,209)
   Net change in unrealized gain (loss) on investment securities          18          92         (14)         84
                                                                   ---------   ---------   ---------   ---------
   End of period                                                    ($49,838)   ($51,051)   ($49,838)   ($51,051)
                                                                   =========   =========   =========   =========
Net income (loss) per unit                                          ($ 13.19)  $   18.73   $    6.74   $   21.22
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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    NINE MONTHS
                                                                                       ENDED
                                                                                   SEPTEMBER 30,
                                                                                -------------------
                                                                                  2005       2004
                                                                                --------   --------
Cash flows from operating activities:
   Net income                                                                   $    659   $  2,074
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation                                                                 3,699      3,986
      Amortization of discount (1)                                                 6,983      5,821
      Reduction in provision for bad debts                                            --       (120)
      Net gain on disposition of properties including
         forgiveness of wraparound mortgages payable (1)                          (6,443)    (8,784)
      Gain on financed lease obligation                                               --       (400)
      Realized loss on investment securities                                          (9)       (50)
      Change in assets and liabilities:
            (Increase) decrease in tenant accounts receivable                        (97)       131
            (Increase) decrease in unbilled rent receivable                          (22)       152
            Increase in other assets (1)                                             855         36
            Increase (decrease) in accounts payable and other liabilities (1)        277       (584)
            (Decrease) increase in deferred revenue                                   (8)       216
                                                                                --------   --------
         Net cash provided by operating activities                                 5,894      2,478
                                                                                --------   --------
Cash flows from investing activities:
   Disposition of properties                                                       4,076     11,045
   Improvements to rental property                                                  (829)    (1,287)
   (Increase) decrease in restricted cash                                           (275)       246
   Purchase of investment securities                                                (257)      (185)
   Sale of investment securities                                                     687        405
                                                                                --------   --------
         Net cash provided by investing activities                                 3,402     10,224
                                                                                --------   --------
Cash flows from financing activities:
   Payments on wraparound mortgages (1)                                          (10,329)   (13,516)
   Increase in due to/from pension groups                                          1,396         --
   (Payments on) proceeds from other borrowings                                      (60)       425
                                                                                --------   --------
         Net cash used in financing activities                                    (8,993)   (13,091)
                                                                                --------   --------
         Increase (decrease) in cash and cash equivalents                            303       (389)
Cash and cash equivalents:
Beginning of period                                                                  902        773
                                                                                --------   --------
End of period                                                                   $  1,205   $    384
                                                                                ========   ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $  7,339   $  7,251
Supplemental disclosure of non-cash investing and financing activities:
   Reduction in wraparound mortgages from forgiveness
      or assumption of debt, net of related discount                            $  5,071   $  3,939
   Net book value of properties conveyed                                        $  2,704   $  6,200
                                                                                ========   ========

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2005
                             (dollars in thousands)

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

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Other Assets on the Combined Balance Sheets at September 30, 2005. Also, included in Accounts receivable and other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest at September 30, 2005. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative on the Combined Statements of Operations. National Property Analysts Employee Partnership (NPAEP), Penn Valley Pension Group (PVPG) and Main Line Pension Group hold the Wraparound mortgages payable. Lipkin controls NPAEP and PVPG, which collectively own approximately 97% of the outstanding balance of the Wraparound mortgages payable. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities is $1,756 and $1,705 due EBL&S at September 30, 2005 and December 31, 2004, respectively.

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

In October 2005, a limited liability Company controlled by Lipkin acquired the land in San Mateo, California that is leased by NPAMLP. NPAMLP leases the land under a ground lease that is scheduled to expire in February 2025. Annual rent due under the ground lease is $96.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2005
                             (dollars in thousands)

Note 4: Major Tenants

NPAMLP's primary anchor tenant is Kmart Corporation and its subsidiaries ("Kmart"), which, for the nine months ended September 30, 2005 and 2004 accounted for approximately 27% and 33%, respectively, of the rental income earned by NPAMLP. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. However, by May 6, 2003, a Joint Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. Kmart's reorganization did not have a material adverse impact on NPAMLP's financial position or results of operations. As of September 30, 2005, NPAMLP had 11 remaining leases with Kmart aggregating approximately 1,042,000 square feet. As of September 30, 2005, Kmart was current with respect to its obligations for its remaining leases (see Management's Discussion and Analysis - Liquidity and Capital Resources).

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

Note 6: Disposition of Properties / Subsequent Event

In July, 2005 NPAMLP sold a portion of the property in Waverly, Ohio to the anchor tenant at this property. As a result of this sale, a net gain of $916 was recognized in the third quarter of 2005.

In September, 2005 NPAMLP sold the property in Cahokia, IL to the tenant at this property. As a result of this sale, a net gain of $167 was recognized in the third quarter of 2005.

In November, 2005 NPAMLP sold the property in Ardmore, OK to an unrelated third party. As a result of this sale, a net gain of approximately $1,170 will be recognized in the fourth quarter of 2005.

Note 7: Future Interest Agreement

In March 2003 NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the "2003

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2005
                             (dollars in thousands)

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2005
                             (dollars in thousands)

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             (dollars in thousands)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources

Net cash provided by operating and investing activities for the nine-month period ended September 30, 2005 was $5,894 and $3,402, respectively. Net cash used in financing activities was $8,993. As a result of the above, there was a $303 increase in cash and cash equivalents for the nine months ended September 30, 2005.

As of September 30, 2005 NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, a related party, under which E&H has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines were comprised of a $2,000 and a $500 line of credit. The lines bear interest based on a variable rate (6.25% at September 30, 2005) and have no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of September 30, 2005, there were $1,498 of advances and $141 of related accrued interest under the NPAMLP Line.

As of September 30, 2005, the third party underlying mortgages were current for all the properties.

As of September 30, 2005, NPAMLP was obligated for approximately $213 of capital commitments, which are primarily for tenant improvements and capital repairs.

Critical Accounting Policies

There were no significant changes to NPAMLP's critical accounting policies and estimates during the three-month period ended September 30, 2005.

Results of Operations

NPAMLP owned 30 and 32 properties at September 30, 2005 and 2004, respectively.

NPAMLP's primary anchor tenant is Kmart, which accounted for approximately 27% and 33% of the rental income earned by NPAMLP for the three months ended September 30, 2005 and 2004, respectively. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. However, by May 6, 2003, a Joint Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. Kmart's reorganization did not have a material adverse impact on NPAMLP's financial position or results of operations. As of September 30, 2005, NPAMLP had 11 remaining leases with Kmart aggregating approximately 1,042,000 square feet.

In August 2003, the lender on the Lake Mary property commenced an action to foreclose on its mortgage. NPAMLP is the beneficiary of a trust ("Lake Mary Trust"), which owns the Lake Mary property. In September 2003, Lake Mary Trust filed for protection under Chapter 11 of the United States Bankruptcy Code. In October 2003, Lake Mary Trust and its lender entered into an agreement whereby Lake Mary Trust could satisfy the mortgage at a discount by April 2004. In February

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             (dollars in thousands)

2004, the mortgage was refinanced and the discount was taken. Management believes that it is the intention of Lake Mary Trust to sell or lease the property to a major retailer. As of September 30, 2005, the carrying value of this property was $6,675 and the balance of the related wraparound mortgages payable, net of discounts, was $3,368.

In July, 2005 NPAMLP sold a portion of the property in Waverly, Ohio to the anchor tenant at this property. As a result of this sale, a net gain of $916 was recognized in the third quarter of 2005.

In September, 2005 NPAMLP sold the property in Cahokia, IL to the tenant at this property. As a result of this sale, a net gain of $167 was recognized in the third quarter in 2005.

In the fourth quarter of 2004, NPAMLP sold the properties in Crescent City, California and International Falls, Minnesota, in transactions structured to be tax-deferred exchanges in accordance with Section 1031 of the Internal Revenue Code. The purchase side of these transactions was not completed by NPAMLP. NPAEP agreed to forgive the balance of the wraparound mortgages that it held on these properties and as a result, NPAMLP recognized a gain on the forgiveness of the wraparound mortgages, net of discounts, of $1,062 in the second quarter of 2005.

In May, 2005, NPAMLP sold the property in Bowling Green, Ohio to an unrelated third party. As a result, a net gain, including the forgiveness of wraparound mortgages, net of discounts, of $4,298 was recognized in the second quarter of 2005

In August 2004, NPAMLP sold the properties in Menominee, Michigan and Sault Ste. Marie, Michigan and in September 2004 the property in Steger, Illinois was sold. All three of these property sales were transactions structured to be a tax-deferred exchanges in accordance with Section 1031 of the Internal Revenue Code. As a result of these sales, a net gain of $3,808 was recognized in the third quarter.

In May 2004, the Ocala, Florida property and a parcel of the Cottage Grove, Minnesota parcel were sold. The Ocala sale transaction was structured to be a tax-deferred exchange in accordance with Section 1031 of the Internal Revenue Code. The purchase side of this transaction was completed in the fourth quarter of 2004. As a result of this transaction, a net gain for $1,229 was recognized. At the time of the sale the balance of the wraparound mortgage encumbering the Ocala property was $2,920. At closing the wraparound mortgage was paid down by $2,270 and the remaining balance of $948, net of discounts, remains a liability of NPAMLP. The Cottage Grove sale resulted in a net gain of $1,047.

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

Loss from continuing operations increased for the three and nine-month periods ended September 30, 2005 versus September 30, 2004 by $1,020 and $1,334, respectively. The increase in net loss for the three and nine-month periods ended September 30, 2005 was primarily due to increases in interest expense arising from the properties acquired to complete tax deferred sale transactions. The increase in interest expense was partially offset by increases in rental income attributable to the properties acquired in 2004.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          NPAMLP is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the General Partners, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP's financial position, results of operations or liquidity.

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

                                        Date: November 11, 2005


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