Form 10-K
period 2005-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2006-03-31
CIK 926843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

           Securities registered pursuant to Section 12(b) of the Act:

                      Name of Exchange on
Title of Each Class     Which Registered
-------------------   -------------------
        None                 N/A

           Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
Defined in Rule 405 of the Securities Act. Yes       No   X
                                               -----    -----

Indicate by check mark if the registrant is not required to file reports
Pursuant to Section 13 or Section 15(d) of the Act. Yes       No   X
                                                        -----    -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer  X
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes       No   X
                            -----    -----

Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant: N/A

DOCUMENTS INCORPORATED BY REFERENCE

Part I   Part II   Part III   Part IV
------   -------   --------   -------
(None)    (None)    (None)    Exhibits from Form 10 Registration Statement; Form
                              10-K Annual Reports; and Form 10-Q Quarterly
                              Report; filed on July 14, 1994; April 1, 1996 and
                              March, 31, 2003; and November 11, 2003;
                              respectively - Commission file Number 0-24816.

                                      INDEX

                                                                            Page
                                                                            ----
PART I

   Item 1.    Business                                                        1
                 I.   Summary                                                 1
                 II.  NPAMLP Objectives and Policies                          2
                 III. Glossary                                                4
   Item 1(a). Risk Factors                                                    6
   Item 1(b). Unresolved Staff Comments                                       6
   Item 2.    Properties                                                      6
   Item 3.    Legal Proceedings                                              13
   Item 4.    Submission of Matters to a Vote of Security Holders            13

PART II

   Item 5.    Market Price for the Registrant's Common
                 Equity, Related Stockholder Matters and Issuer
                 Purchases of Equity Securities                              14
                 I.   No Trading Market                                      14
                 II.  Distributions of Cash Flow From Operations             14
                 III. Proceeds of Sales Distributions                        14
                 IV.  Certain Income Tax Considerations                      14
                 V.   Other                                                  15
   Item 6.    Selected Financial Data                                        16
   Item 7.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   17
                 I.   Liquidity and Capital Resources                        17
                 II.  Critical Accounting Policies                           18
                 III. Results of Operations                                  19
                 IV.  Tabular Disclosure of Contractual Obligations          21
                 V.   Indebtedness Secured by the Properties                 21
   Item 7(a)  Quantitative and Qualitative Disclosures About Market Risk     25
   Item 8.    Financial Statements and Supplementary Data                    25
   Item 9.    Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                    25
   Item 9(a). Controls and Procedures                                        25
   Item 9(b). Other Information                                              25

PART III

   Item 10.   Directors and Executive Officers of the Registrant             27
                 I.   Summary                                                27
                 II.  Code of Ethics                                         27
                 III. Audit Committee Financial Expert                       27
   Item 11.   Executive Compensation                                         27
   Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                  27
   Item 13.   Certain Relationships and Related Transactions                 27
                 I.   Compensation and Fees                                  27
                 II.  Property Management by Affiliate                       29
                 III. Conflicts of Interest                                  29
                 IV.  Summary of Relationships                               30
                 V.   Related Party Transactions                             30
   Item 14.   Principal Accounting Fees and Services                         31
                 I.   Audit Fees                                             31
                 II.  Audit Related Fees                                     31
                 III. Tax Fees                                               31
                 IV.  All Other Fees                                         31
                 V.   Pre-approval Policies and Procedures

PART IV

   Item 15.   Exhibits, Financial Statements and Schedules                   32
                 I.   Documents Filed as Part of this Report                 32

SIGNATURES                                                                   34

                                          PART I

ITEM 1. BUSINESS

          I.   SUMMARY

     The following summary is qualified in its entirety by the more detailed information and financial statements appearing elsewhere in the Annual Report. Reference is made to the Glossary, which appears at the end of this section for the definition of certain capitalized terms used in the Summary and elsewhere in this Report.

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

     C.   THE PROPERTIES AND INDEBTEDNESS SECURED BY THE PROPERTIES

     NPAMLP owns 29 properties as of December 31, 2005, which consist primarily of shopping centers and free standing, single tenant retail stores (the "Properties"). The Properties are subject to certain indebtedness, which was incurred in connection with the acquisition of the Properties by the Partnerships. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     I.   FISCAL YEAR

     NPAMLP's fiscal year begins on January 1 and end on December 31 of each year.

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

     B.   COMPETITION FOR TENANTS

     NPAMLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores located in 16 states. Of the 29 Properties owned by NPAMLP, 14 properties have only 1 or 2 tenants ("Single Tenant Properties"). The tenants in the Single Tenant Properties are primarily national retailers or supermarkets ("Anchor Tenants"). The 15 remaining properties are multi-tenant shopping center properties ("Shopping Center Properties"). The tenants in the Shopping Center Properties generally include Anchor Tenants and a variety of tenants occupying less substantial portions of the property ("Local Tenants").

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

     NPAMLP's primary Anchor Tenants are Kmart Corporation and its subsidiaries ("Kmart") and CVS Corporation ("CVS"), which in 2005 accounted for approximately 28% and 11%, respectively, of the rental income received by NPAMLP. In January 2002, Kmart filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. In January 2003, Kmart filed its Joint Plan of Reorganization and corresponding Disclosure Statement with the United States Bankruptcy Court. The Plan of Reorganization was confirmed in the second quarter of 2003. As of December 31, 2005, NPAMLP had 11 leases with Kmart aggregating approximately 1,042,000 square feet. NPAMLP's average rent per square foot for all of the Kmart leases as of December 31, 2005, was $3.35. As of December 31, 2005, $111,000 was due from Kmart under its leases. As of December 31, 2005, NPAMLP had 5 leases with CVS aggregating approximately 49,000 square feet. NPAMLP's average rent per square foot for all of the CVS leases as of December 31, 2005, was $24.23. As of December 31, 2005, there were no amounts due from CVS under its leases.

     The Managing General Partner has had periodic meetings with representatives of Kmart to review and discuss with them their plans for the various Kmart stores. In the past, in instances where Kmart stores were determined to be undersized and inadequate to accommodate Kmart's current needs, expansions of the existing facilities were undertaken wherever possible.

     As a result of Kmart's January 2002 Chapter 11 filing, NPAMLP could have difficulty refinancing the aggregate of $8,780,000 of balloon payments (due over the next 3 years) due on the Third Party Underlying Obligations on Properties where Kmart is the Anchor Tenant. See "Item 2. Properties."

          2.   LOCAL TENANTS

     Marketing of Local Tenant space is accomplished through signage, direct mailing, advertisements and through coordinated listings with local leasing brokers.

     The NPAMLP Properties' occupancy rate for Local Tenant space is 91%. The lease terms for Local Tenant space typically range from 1 to 3 years. The competitive conditions applicable to Local Tenant space vary from Property to Property. However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to NPAMLP Properties, is typically a function of NPAMLP's rental rates as compared to the local market. However, in instances where a multi-tenant

Property has Anchor Tenant space and the Anchor Tenant space is vacant (currently one Shopping Center Property has Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

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

     D. INSURANCE ON PROPERTIES

     The Managing General Partner has obtained liability insurance covering the Properties. The third party liability coverage insures, among others, NPAMLP and the General Partners. Property insurance has also been obtained that insures NPAMLP for fire and other casualty losses, on Properties for which Anchor Tenants are not responsible for providing such insurance, in an amount that covers the replacement cost of the covered Properties. In addition, NPAMLP is covered under fidelity insurance policies in amounts that the Managing General Partner deems sufficient. Such insurance coverage is reviewed at least annually and adjusted to account for variations in value.

          III. GLOSSARY

     "CAPITAL IMPROVEMENT" shall mean any improvement to any Property that is required to be capitalized or amortized by NPAMLP, pursuant to accounting principles generally accepted in the United States of America.

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

     "THRESHOLD AMOUNT" shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 2005, approximately $35,505,000 had been applied in reduction of the Threshold Amount.

     "UNAUDITED PARTNERSHIPS" shall mean the Partnerships included in NPAMLP that were not audited by the Internal Revenue Service.

     "UNITS" shall mean units of limited partnership interest in NPAMLP.

     "WRAP MORTGAGES" shall mean the mortgages securing the Wrap Notes that were delivered to the Pension Groups by the Partnerships at the time of the acquisition of the Property.

     "WRAP NOTES" shall mean the promissory notes secured by the Wrap Mortgages.

ITEM 1 (A). RISK FACTORS

     Not applicable

ITEM 1 (B). UNRESOLVED STAFF COMMENTS

     Not applicable

ITEM 2. PROPERTIES

     NPAMLP's Properties consist primarily of shopping centers and free standing, single tenant retail stores. As of December 31, 2005, NPAMLP owned and operated 29 Properties located in 16 states. Approximately 48% of the Properties are Single Tenant Properties and 52% are Shopping Center Properties.

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

     SCHEDULE 1

                   DESCRIPTION OF PROPERTY TENANT INFORMATION

                                              TOTAL     AVERAGE
PROPERTY              TOTAL    OCCUPANCY     MINIMUM     RENT
LOCATION             GLA (A)      RATE      RENT (B)    PSF (C)
--------             -------   ---------   ----------   -------
Cottage Grove, MN    113,208      95.6%    $  988,357    $ 9.13
Dunmore, PA           26,475     100.0%        78,696      2.97
East Haven, CT       158,057      95.3%       666,799      4.43
Federal Way, WA       37,560     100.0%        45,000      1.20
Grand Rapids, MI      10,880     100.0%       378,071     34.75
Huntington, WV       141,710     100.0%       422,506      2.98
Huntsville, AL       104,000     100.0%       244,400      2.35
Independence, MO     134,634      97.2%       373,134      2.85
Kalamazoo, MI        120,958     100.0%       570,244      4.71
Lake Mary, FL        107,400     100.0%       345,900      3.22
Lawnside, NJ         102,552     100.0%       544,634      5.31
Lockport, IL         100,828     100.0%       342,235      3.39
Marquette, MI        248,256      97.4%     1,286,878      5.32
Maryville, MO         35,099      96.0%        98,949      2.94
New Hope, MN         115,492     100.0%       319,462      2.77
North Augusta, SC    109,134     100.0%       394,221      3.61
North Sarasota, FL   134,805     100.0%       545,724      4.05
O' Fallon, MO         91,061     100.0%       357,477      3.93
Oak Lawn, IL         159,233     100.0%       895,270      5.62
Philadelphia, PA     128,006     100.0%       556,500      4.35
Painesville, OH       10,125     100.0%       178,091     17.59
Rockville, MD         10,880     100.0%       521,718     47.95
San Mateo, CA        168,277     100.0%       250,000      1.49
Seven Hills, OH      121,677     100.0%       326,070      2.68
Taylorville, IL       43,127     100.0%       347,280      8.05
Urbana, IL            55,531      97.5%       436,438      8.06
Waverly, OH            8,834     100.0%        70,909      8.03
Wheelersburg, OH      38,828     100.0%       264,360      6.81
Yazoo City, MS        81,312      79.9%       160,987      2.48

----------
(a)  Gross Leaseable Area.

(b)  Based on leases in effect as of December 31, 2005.

(c)  Based on occupied space.

                   DESCRIPTION OF PROPERTY TENANT INFORMATION

                            MAJOR TENANT INFORMATION

PROPERTY                                                              ANNUAL       LEASE
LOCATION                      MAJOR TENANT NAME            GLA (A)     RENT     EXPIRATION    OPTIONS
--------             -----------------------------------   -------   --------   ----------   ---------
Cottage Grove, MN    Rainbow Foods                          70,130   $606,624    07/11/16     6 / 5 YR
Dunmore, PA          Price Chopper                          26,475     78,696    11/30/10     2 / 5 YR
East Haven, CT       National Wholesale Liquidators         84,180    273,585    01/31/11     4 / 5 YR
Federal Way, WA      Safeway                                37,560     45,000    10/31/08     5 / 5 YR
Grand Rapids, MI     CVS                                    10,880    378,071    01/31/24    10 / 5 YR
Huntington, WV       Grandview Retail Stores               120,747    300,000    12/31/11         None
                     CVS                                     7,000     28,000    01/31/08     1 / 2 YR
Huntsville, AL       Kmart                                 104,000    244,400    11/30/10     4 / 5 YR
Independence, MO     Kmart                                 116,799    308,634    03/31/10     5 / 5 YR
Kalamazoo, MI        Kmart                                  84,180    248,770    02/28/10     8 / 5 YR
Lake Mary, FL        Old Time Pottery                      107,400    345,900    03/31/06         None
Lawnside, NJ         Kmart                                 102,552    544,634    09/30/25    10 / 5 YR
Lockport, IL         Kmart                                  54,000    133,684    06/30/09     9 / 5 YR
                     Sterk's Super Foods, Inc.              35,170    121,603    05/20/11     2 / 5 YR
Marquette, MI        Kohl's Department Stores, Inc.         85,480    170,960    11/30/24     9 / 5 YR
                     Younker's                              44,068     92,543    10/22/11         None
                     J.C. Penney                            33,996    118,286    08/31/09     4 / 5 YR
Maryville, MO        J.C. Penney                            22,060     65,502    10/31/11     1 / 5 YR
New Hope, MN         Kmart                                 115,492    319,462    06/30/12     9 / 5 YR
North Augusta, SC    Riverfront Antique Mall & Mini Mall   109,134    394,221                     None
North Sarasota, FL   Kmart                                  84,180    280,440    11/30/08     9 / 5 YR
                     Bealls                                 40,000    141,040    11/20/08     4 / 5 YR
O' Fallon, MO        Kmart                                  83,061    279,415    11/30/10     9 / 5 YR
Oak Lawn, IL         Home Depot                            104,622    480,000    01/31/28     5 / 5 YR
                     Jewel Foods                            58,575    415,270    01/03/09     3 / 5 YR
Philadelphia, PA     Kmart                                  91,033    388,500    03/31/10     9 / 5 YR
                     Castor Avenue Market, L.L.C.           36,973    168,000    06/30/35         None
Painesville, OH      CVS                                    10,125    178,091    01/31/19     6 / 5 YR
Rockville, MD        CVS                                    10,880    521,718    01/31/24    10 / 5 YR
San Mateo, CA        Kmart                                  84,704    250,000    01/31/15         None
Seven Hills, OH      Kmart                                 121,677    318,595    08/31/07     8 / 5 YR
Taylorville, IL      Kroger                                 27,958    237,761    03/31/07     5 / 5 YR
                     CVS                                    10,069     81,319    03/31/07     5 / 5 YR
Urbana, IL           Kroger (vacant)                        43,667    370,648    03/31/07     5 / 5 YR
Waverly, OH          None                                                 N/A         N/A          N/A
Wheelersburg, OH     Grandview Retail Stores                36,768    252,000    11/30/08         None
Yazoo City, MS       Family Dollar Stores                   10,846     59,000    06/30/08     6 / 5 YR
                     Supervalu                              20,000     45,000    04/30/10     1 / 5 YR

----------
(a)  Gross Leasable Area

N/A - Not applicable

SCHEDULE 2

                            TENANT LEASE EXPIRATIONS

                                                            2006                             2007
                                    TOTAL      ------------------------------   ------------------------------
                       TOTAL       MINIMUM       # OF      MINIMUM                # OF      MINIMUM
PROPERTY LOCATION     GLA (A)      RENT (B)    TENANTS      RENT      GLA (A)   TENANTS      RENT      GLA (A)
------------------   ---------   -----------   -------   ----------   -------   -------   ----------   -------
Cottage Grove, MN      113,208   $   988,357       2     $  118,000    15,700       1     $   28,500     2,375
Dunmore, PA             26,475        78,696
East Haven, CT         158,057       666,799                                        1         25,000     2,500
Federal Way, WA         37,560        45,000
Grand Rapids, MI        10,880       378,071
Huntington, WV         141,710       422,506       4         56,440    10,465       1          9,087       850
Huntsville, AL         104,000       244,400
Independence, MO       134,634       373,134       1         11,700     1,800       2         44,400    11,040
Kalamazoo, MI          120,958       570,244
Lake Mary, FL          107,400       345,900       1        345,900   107,400
Lawnside, NJ           102,552       544,634
Lockport, IL           100,828       342,235       1        121,603    35,170       2         43,204     5,153
Marquette, MI          248,256     1,286,878       8        197,928    15,930       8        284,814    22,068
Maryville, MO           35,099        98,949       1         65,502    22,204       1             12     2,450
New Hope, MN           115,492       319,462
North Augusta, SC      109,134       394,221
North Sarasota, FL     134,805       545,724       1         26,400     1,500       2         29,544     2,100
O' Fallon, MO           91,061       357,477       1         21,200     2,000       1         27,000     3,000
Oak Lawn, IL           159,233       895,270
Philadelphia, PA       128,006       556,500
Painesville, OH         10,125       178,091
Rockville, MD           10,880       521,718
San Mateo, CA          168,277       250,000
Seven Hills, OH        121,677       326,070                                        1        318,595   121,677
Taylorville, IL         43,127       347,280       1         13,200     2,100       2        319,080    38,027
Urbana, IL              55,531       436,438       1         10,938     1,750       3        417,400    51,331
Waverly, OH              8,834        70,909                                        1         15,500     2,000
Wheelersburg, OH        38,828       264,360                                        1         12,360     2,060
Yazoo City, MS          81,312       160,987       1         31,200     9,600       2         13,037     1,445
                     ---------   -----------     ---     ----------   -------     ---     ----------   -------
Totals               2,717,939   $12,010,310      23     $1,020,011   225,619      29     $1,587,533   268,076
                     =========   ===========     ===     ==========   =======     ===     ==========   =======
Annual % to Total                                               8.5%      8.3%                  13.2%      9.9%
Cumulative %                                                    8.5%      8.3%                  21.7%     18.2%

----------
(a)  Gross Leasable Area.

(b)  Based on leases in effect as of December 31, 2005.

                            TENANT LEASE EXPIRATIONS

                                                            2008                            2009
                                    TOTAL      ------------------------------   ----------------------------
                       TOTAL       MINIMUM       # OF      MINIMUM                # OF     MINIMUM
PROPERTY LOCATION     GLA (A)      RENT (B)    TENANTS      RENT      GLA (A)   TENANTS     RENT     GLA (A)
------------------   ---------   -----------   -------   ----------   -------   -------   --------   -------
Cottage Grove, MN      113,208   $   988,357
Dunmore, PA             26,475        78,696
East Haven, CT         158,057       666,799       3     $  193,289    20,500       2     $100,000     8,202
Federal Way, WA         37,560        45,000       1         45,000    37,560
Grand Rapids, MI        10,880       378,071
Huntington, WV         141,710       422,506       4         51,970     9,270
Huntsville, AL         104,000       244,400
Independence, MO       134,634       373,134       1          8,400     1,200
Kalamazoo, MI          120,958       570,244       1        103,983    12,603
Lake Mary, FL          107,400       345,900
Lawnside, NJ           102,552       544,634
Lockport, IL           100,828       342,235       1         25,346     3,755       1      133,684    54,000
Marquette, MI          248,256     1,286,878       3         43,307     3,731       2      133,286    34,746
Maryville, MO           35,099        98,949       1         15,435     4,900
New Hope, MN           115,492       319,462
North Augusta, SC      109,134       394,221
North Sarasota, FL     134,805       545,724       3        465,480   129,180
O' Fallon, MO           91,061       357,477
Oak Lawn, IL           159,233       895,270                                        1      415,270    58,575
Philadelphia, PA       128,006       556,500
Painesville, OH         10,125       178,091
Rockville, MD           10,880       521,718
San Mateo, CA          168,277       250,000
Seven Hills, OH        121,677       326,070
Taylorville, IL         43,127       347,280
Urbana, IL              55,531       436,438       1          8,100     1,050
Waverly, OH              8,834        70,909                                        1       14,320     2,000
Wheelersburg, OH        38,828       264,360       1         72,000     7,662
Yazoo City, MS          81,312       160,987       1         59,000    10,846
                     ---------   -----------     ---     ----------   -------     ---     --------   -------
   Totals            2,717,939   $12,010,310      21     $1,091,310   242,257       7     $796,560   157,523
                     =========   ===========     ===     ==========   =======     ===     ========   =======
Annual % to Total                                               9.1%      8.9%                 6.6%      5.8%
Cumulative %                                                   30.8%     27.1%                37.4%     32.9%

----------
(a)  Gross Leasable Area.

(b)  Based on leases in effect as of December 31, 2005.

                            TENANT LEASE EXPIRATIONS

                                                            2010
                                    TOTAL      ------------------------------
PROPERTY               TOTAL       MINIMUM      # OF       MINIMUM
LOCATION              GLA (A)      RENT (B)    TENANTS      RENT      GLA (A)
--------             ---------   -----------   -------   ----------   -------
Cottage Grove, MN      113,208   $   988,357       2     $   63,263     9,500
Dunmore, PA             26,475        78,696       1         78,696    26,475
East Haven, CT         158,057       666,799       1         44,525     6,850
Federal Way, WA         37,560        45,000
Grand Rapids, MI        10,880       378,071
Huntington, WV         141,710       422,506
Huntsville, AL         104,000       244,400       1        244,400   104,000
Independence, MO       134,634       373,134       1        308,634   116,799
Kalamazoo, MI          120,958       570,244       3        299,326    90,308
Lake Mary, FL          107,400       345,900
Lawnside, NJ           102,552       544,634
Lockport, IL           100,828       342,235
Marquette, MI          248,256     1,286,878       5        226,193    20,764
Maryville, MO           35,099        98,949
New Hope, MN           115,492       319,462
North Augusta, SC      109,134       394,221
North Sarasota, FL     134,805       545,724       1         24,300     2,025
O' Fallon, MO           91,061       357,477       1        279,415    83,061
Oak Lawn, IL           159,233       895,270
Philadelphia, PA       128,006       556,500       1        388,500    91,033
Painesville, OH         10,125       178,091
Rockville, MD           10,880       521,718
San Mateo, CA          168,277       250,000
Seven Hills, OH        121,677       326,070
Taylorville, IL         43,127       347,280
Urbana, IL              55,531       436,438
Waverly, OH              8,834        70,909       1         41,089     4,834
Wheelersburg, OH        38,828       264,360       1        180,000    29,106
Yazoo City, MS          81,312       160,987       1         45,000    20,000
                     ---------   -----------     ---     ----------   -------
   Totals            2,717,939   $12,010,310      20     $2,223,341   604,755
                     =========   ===========     ===     ==========   =======
Annual % to Total                                              18.5%     22.3%
Cumulative %                                                   55.9%     55.1%

----------
(a)  Gross Leasable Area.

(b)  Based on leases in effect as of December 31, 2005.

SCHEDULE 3

                       THIRD PARTY UNDERLYING OBLIGATIONS

                                                                                 PRINCIPAL
PROPERTY                                                  MORTGAGE   INTEREST   BALANCE AT
LOCATION                        MORTGAGEE(S)                TYPE       RATE      12/31/05
--------             ----------------------------------   --------   --------   ----------
Cottage Grove, MN    IDS Life Insurance                      1st       5.55%     4,400,000
Dunmore, PA          NONE
East Haven, CT       NONE
Federal Way, WA      NONE
Grand Rapids, MI     Wells Fargo Bank Northwest, N.A.        1st       7.77%     2,892,094
Huntington, WV       Suburban Capital Markets, Inc. (a)      1st       9.13%       848,194
Huntsville, AL       Credit Suisse First Boston (b)          1st       7.05%       576,875
Independence, MO     Credit Suisse First Boston (b)          1st       7.05%     1,308,124
Kalamazoo, MI        NONE
Lake Mary, FL        Mercantile Bank                         1st       5.75%     4,600,000
Lawnside, NJ         Wachovia Securities                     1st       8.71%     4,660,714
Lockport, IL         Credit Suisse First Boston (b)          1st       7.05%     1,356,874
Marquette, MI        Union Labor Life Insurance Co.          1st       7.50%     5,143,856
Maryville, MO        NONE
New Hope, MN         Credit Suisse First Boston (b)          1st       7.05%     1,429,999
North Augusta, SC    NONE
North Sarasota, FL   Credit Suisse First Boston (b)          1st       7.05%     2,599,998
O' Fallon, MO        Credit Suisse First Boston (b)          1st       7.05%     1,901,249
Oak Lawn, IL         American Express Financial Corp.        1st       5.00%     1,174,053
Painesville, OH      Credit Suisse First Boston              1st       6.48%     1,657,905
Philadelphia, PA     Kin Properties                          1st       9.25%     1,421,840
Rockville, MD (c)    Wells Fargo Bank Northwest, N.A.        1st       7.77%     3,990,942
San Mateo, CA        NONE
Seven Hills, OH      B & K Properties                        1st       9.75%     1,472,879
Taylorville, IL      Suburban Capital Markets, Inc. (a)      1st       9.13%       731,311
Urbana, IL           Credit Suisse First Boston (b)          1st       7.05%     2,014,999
Waverly, OH          NONE
Wheelersburg, OH     NONE
Yazoo City, MS       Credit Suisse First Boston (b)          1st       7.05%       934,374

----------
(a)  Mortgages are cross - collateralized and cross - defaulted.

(b)  Mortgages are cross - collateralized and cross - defaulted.

(c) NPAMLP owns an 82% interest in this property. Loan balances reflect percent ownership.

                       THIRD PARTY UNDERLYING OBLIGATIONS

                                                                               OWNERSHIP
                                                                      ANNUAL    INTEREST
PROPERTY                                                  MORTGAGE     DEBT       FEE/
LOCATION                        MORTGAGEE(S)                TYPE     SERVICE   LEASEHOLD
--------             ----------------------------------   --------   -------   ---------
Cottage Grove, MN    IDS Life Insurance                      1st     364,697      Fee
Dunmore, PA          NONE                                                      Leasehold
Federal Way, WA      NONE                                                         Fee
Grand Rapids, MI     Wells Fargo Bank Northwest, N.A.        1st     378,071      Fee
Huntington, WV       Suburban Capital Markets, Inc. (a)      1st     260,314      Fee
Huntsville, AL       Credit Suisse First Boston (b)          1st      50,292   Leasehold
Independence, MO     Credit Suisse First Boston (b)          1st     114,048      Fee
Kalamazoo, MI        NONE                                                      Leasehold
Lake Mary, FL        Kidder Peabody Mortgage Capital         1st     345,000      Fee
Lawnside, NJ         Wachovia Securities                     1st     442,483      Fee
Lockport, IL         Credit Suisse First Boston (b)          1st     118,308      Fee
Marquette, MI        Union Labor Life Insurance Co.          1st     602,712   Leasehold
Maryville, MO        NONE                                                      Leasehold
New Hope, MN         Credit Suisse First Boston (b)          1st     124,680      Fee
North Augusta, SC    NONE                                                      Leasehold
North Sarasota, FL   Credit Suisse First Boston (b)          1st     226,692      Fee
O' Fallon, MO        Credit Suisse First Boston (b)          1st     165,768      Fee
Oak Lawn, IL         American Express Financial Corp.        1st     422,249   Leasehold
Painesville, OH      Credit Suisse First Boston              1st     178,080      Fee
Philadelphia, PA     Equitable Life Assurance Society        1st     395,220   Leasehold
Rockville, MD (c)    Wells Fargo Bank Northwest, N.A.        1st     521,718      Fee
San Mateo, CA        NONE                                                      Leasehold
Seven Hills, OH      B & K Properties                        1st     263,917   Leasehold
Taylorville, IL      Suburban Capital Markets, Inc. (a)      1st     224,436      Fee
Urbana, IL           Credit Suisse First Boston (b)          1st     175,680      Fee
Waverly, OH          NONE                                                         Fee
Wheelersburg, OH     NONE                                                         Fee
Yazoo City, MS       Credit Suisse First Boston (b)          1st      81,468      Fee

----------
(a)  Mortgages are cross - collateralized and cross - defaulted.

(b)  Mortgages are cross - collateralized and cross - defaulted.

(c) NPAMLP owns an 82% interest in this property. Loan balances reflect percent ownership.

ITEM 3. LEGAL PROCEEDINGS

          NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the General Partners, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          I.   NO TRADING MARKET

     There is no trading market for the Units in NPAMLP. NPAMLP Units are not transferable except by will, inheritance or operation of law. To date no transfers other than those by will, inheritance and operation of law have been permitted.

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

     As of December 31, 2005, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.

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

     As and when the Properties are sold or otherwise disposed of (and whether or not any cash is distributed to Limited Partners in respect of such sales), all taxable income will be allocated among those Limited Partners who were partners in the Partnership which owned the Property prior to the Consolidation up to the amount by which the fair market value of such Properties exceeded their adjusted basis at the time of contribution to NPAMLP (gain in excess of such amounts will be allocated ratably among all Limited Partners). This rule does not apply to tax-deferred exchanges except to the extent of cash or "other property" received.

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

          V.   OTHER

     NPAMLP did not purchase any of its units that are registered pursuant to
Section 12 of the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following is selected financial data for NPAMLP for the five years ended December 31, 2005, derived from the audited financial statements of NPAMLP prepared in conformity with accounting principles generally accepted in the United States of America. The selected financial data set forth below should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and with the Combined Financial Statements of NPAMLP and the notes thereto included elsewhere in this Form 10-K. The data below for 2004 through 2001 have been adjusted to reflect the prior period adjustment to the discount on wraparound mortgages. See "Item 7. III. C. Full Fiscal Years".

                                                    Year Ended December 31
                                     ----------------------------------------------------
                                       2005       2004       2003       2002       2001
                                     --------   --------   --------   --------   --------
                                              (In Thousands, except per unit data)
INCOME:
Rental income                        $ 12,651   $ 11,081   $ 11,893   $ 12,950   $ 15,064
Other charges to tenants                4,186      3,691      2,842      3,781      4,408
Interest income                            98        100        161        200        230
                                     --------   --------   --------   --------   --------
TOTAL INCOME                           16,935     14,872     14,896     16,931     19,702
                                     --------   --------   --------   --------   --------
OPERATING EXPENSES:
Interest expense                       11,420     10,835     10,644     11,743     13,418
Other operating expenses                7,640      7,659      7,596      7,963      7,902
Depreciation and amortization           4,568      4,270      4,218      5,165      5,665
                                     --------   --------   --------   --------   --------
TOTAL OPERATING EXPENSES               23,628     22,764     22,458     24,837     26,985
                                     --------   --------   --------   --------   --------
   OPERATING LOSS                      (6,693)    (7,892)    (7,562)    (7,906)    (7,283)
                                     --------   --------   --------   --------   --------
OTHER INCOME (EXPENSE):
Realized gain (loss) on
   investment securities                  (14)        50         97       (185)        --
                                     --------   --------   --------   --------   --------
LOSS FROM CONTINUING OPERATIONS        (6,707)    (7,842)    (7,465)    (8,091)    (7,283)

DISCONTINUED OPERATIONS:
Gain (loss) from operations of
   discontinued components             (1,236)    (2,228)    (2,698)    (1,879)    (1,549)

Gain (loss) on disposition
   of properties                        3,785      5,894        923     (3,961)        --
                                     --------   --------   --------   --------   --------
NET INCOME (LOSS)                    $ (4,158)  $ (4,176)  $ (9,240)  $(13,931)  $ (8,832)
                                     ========   ========   ========   ========   ========
PER UNIT DATA:
Operating loss                       $ (68.61)  $ (80.22)  $ (76.37)  $ (80.88)  $ (74.50)
                                     ========   ========   ========   ========   ========
Net income (loss)                    $ (42.54)  $ (42.72)  $ (94.52)  $(142.51)  $ (90.35)
                                     ========   ========   ========   ========   ========
Weighted average units
   outstanding                         97,752     97,752     97,752     97,752     97,752
                                     ========   ========   ========   ========   ========
ASSETS:
Rental property - net                $ 60,309   $ 72,663   $ 76,455   $ 83,180   $106,937
Other assets                            5,245      5,028      6,134      8,695      7,710
                                     --------   --------   --------   --------   --------
TOTAL ASSETS                         $ 65,554   $ 77,691   $ 82,589   $ 91,875   $114,647
                                     ========   ========   ========   ========   ========

LIABILITIES AND PARTNERS' DEFICIT:
Wraparound mortgages payable
   less: unamortized discount
   based on imputed interest
   rate of 12%                       $ 98,717   $111,916   $118,809   $119,738   $139,594
Other liabilities                       8,809      7,822      7,286      7,678      8,223
                                     --------   --------   --------   --------   --------
Total liabilities                    $107,526   $119,738   $126,095   $127,416   $147,817
Partners' deficit                     (41,972)   (42,047)   (43,506)   (35,541)   (33,170)
                                     --------   --------   --------   --------   --------
TOTAL LIABILITIES AND
   PARTNERS' DEFICIT                 $ 65,554   $ 77,691   $ 82,589   $ 91,875   $114,647
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

     B.   THIRD PARTY DEBT SERVICE

     As of December 31, 2005, the Third Party Underlying Obligations were current for all the Properties.

See "Item 7. Management's Discussion and Analysis of Financial Condition - II Critical Accounting Policies."

     C.   WORKING CAPITAL

     As of December 31, 2005, NPAMLP has working capital of approximately $1,045,000 excluding amounts due to the Managing General Partner and the Pension Groups of $1,981,000 and $3,237,000, respectively. NPAMLP's operating budget for 2006 projects positive cash flow of approximately $650,000.

     To date, NPAMLP has replenished its working capital reserves through the sale of Properties. This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage. They have agreed in certain instances to release their liens and provide proceeds from the sale to NPAMLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties. Although the Second Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard is expected. Pursuant to the 2003 Agreement (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement"), the holders of the Wrap Mortgages are obligated to release their mortgages in the event of a sale of Property. As of December 31, 2005, the Managing General Partner has advanced approximately $1,981,000 to NPAMLP but may require the repayment of the advances for its own operational needs.

     D.   LOAN OBLIGATIONS

     Although all the Third Party Underlying Obligations on which balloon payments have become due to date have ultimately been refinanced, there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. In the event that NPAMLP is not able to obtain refinancing commitments from alternative lenders or loan extensions from the lenders holding the existing Third Party Underlying Obligations, the properties could be lost to foreclosure. For the year ended December 31, 2006, balloon payments in the amount of $4,600,000 are due on the Third Party Underlying Mortgage Obligations. See "Item
2. Properties."

     E.   CAPITAL REQUIREMENTS

     The average age of the Properties owned by NPAMLP is in excess of 20 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 2005, NPAMLP was obligated for approximately $131,000 of capital commitments that were primarily for capital repairs to the Properties. The 2006 operating budget for the Properties provides for approximately $115,000 in capital repair reserves.

     During 2005, NPAMLP had two outstanding lines of credit with E&H Properties, Inc., an affiliate of NPA ("E&H"), under which E&H would advance up to $2.5 million to NPAMLP for purposes of making Capital and Tenant Improvements (the "NPAMLP Lines"). The NPAMLP Lines include a $2,000,000 line of credit (the "Hudson Line") and a $500,000 line of credit (the "Firstrust Line"). Pursuant to the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. At December 31, 2005, there were $630,000 of advances and $8,000 in accrued interest was due under the NPAMLP Lines.

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

     At December 31, 2005, the E&H Firstrust Line permitted E&H to borrow up to $2,500,000 which it can loan to NPAMLP and can use for E&H's general working capital.

     Pursuant to the promissory note executed with respect to the E&H Firstrust Line (the "Firstrust Note"), the amounts advanced pursuant to the Firstrust Note bear interest at the Prime Rate as published in the Wall Street Journal's "Money Rates" section (the "E&H Firstrust Borrowing Rate"). The E&H Firstrust Borrowing Rate at December 31, 2005 is 7.25%.

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

     At December 31, 2005, $630,000 has been advanced and $8,000 in accrued interest was due under the NPAMLP Lines and $2,185,000 has been borrowed under the E&H Firstrust Line, respectively.

     F.   TENANT IMPROVEMENTS

     The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 2005, approximately $14,000 was provided to tenants in rental abatements.

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

     NPAMLP adopted SFAS No. 144 on January 1, 2002 and accordingly, the results of operations of the properties disposed of or held for sale during the years ended December 31, 2005, 2004 and 2003 have been classified as Discontinued operations in the Statement of Operations for the three years ended December 31 2005, 2004 and 2003. The gain reported in discontinued components was $3,785,000 for the year ended December 31, 2005. For the years ended December 31, 2004 and 2003, net gains of $5,894,000 and $923,000, respectively, were reported in discontinued operations. See "Item 6. Selected Financial Data."

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

     NPAMLP historically had accounted for the gains from the forgiveness of related party wraparound mortgage indebtedness arising from the disposition of property as a component of discontinued operations in the combined statements of operations. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, such forgiveness from a related party should be accounted for as a capital transaction. As a result, gains from extinguishment of debt previously reported as a component of discontinued operations have been reclassified in the combined statements of operations for that period to conform to the presentation required by APB No. 26.

          III. RESULTS OF OPERATIONS

     A.   PROPERTY DISPOSITIONS DURING FISCAL 2005

     NPAMLP owned 29 and 32 properties at December 31, 2005, and 2004, respectively. See "Item 1. Business - II. NPAMLP Objectives and Policies - B. Competition for Tenants - Anchor Tenants."

     During the second quarter of 2005 NPAMLP sold the property in Bowling Green, Ohio. As a result of this transaction a net gain of $281,000 was recognized. At the time of the sale of the Bowling Green property, the balance of the wraparound mortgage encumbering the property was $7,221,000. At closing the wraparound mortgage was paid down by $3,212,500 and the remaining balance of $4,009,000, net of discounts, was forgiven by the Pension Groups.

     During the third quarter of 2005 NPAMLP sold the property in Cahokia, Illinois and a parcel of the property in Waverly, Ohio. As a result of these sales, NPAMLP recorded a net gain in disposition of properties in the amount of $1,081,000.

     During the fourth quarter of 2005 NPAMLP sold the property in Ardmore, Oklahoma. As a result of this sale, NPAMLP recorded a net gain in the amount of $2,423,000. At the time of the sale of the Ardmore property, the balance of the wraparound mortgage encumbering the property was $9,523,000. At closing the wraparound mortgage was paid down by $6,467,000 and the remaining balance of $3,055,000, net of discounts, remains a liability of NPAMLP.

     In 2004, NPAMLP also sold the properties in Crescent City, California and International Falls, Minnesota in transactions originally structured to be tax deferred exchanges. However, the purchase side of the transaction was not completed in 2005. As a result, $237,000 in wraparound mortgages, net of discounts, was forgiven by the Pension Groups in 2005.

     B.   PROPERTY ACQUISITIONS DURING FISCAL 2004 AND 2001

     During the fourth quarter of 2004 NPAMLP acquired the property in Grand Rapids, Michigan and an 82% interest in the property in Rockville, Maryland to complete the 2004 tax deferred exchange transactions relating to the sales of the properties in Ocala, Florida, Menominee, Michigan, Sault Ste. Marie, Michigan and Steger, Illinois.

     During 2001, a property located in Lawnside, New Jersey was acquired to complete a 2000 transaction structured to be a tax-deferred exchange in accordance with Section 1031 of the Internal Revenue Code. See "Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters - IV. Certain Income Tax Consequences - A. Recognition of Gain."

     C.   FULL FISCAL YEARS

     Over the five year period ended December 31, 2005, NPAMLP disposed of 22 Properties and acquired 3 Properties. Of these properties, 8 Properties were disposed and 3 Properties were acquired in transactions structured to be tax-deferred exchanges in accordance with Section 1031 of the Internal Revenue Code. The net numbers of Properties owned and disposed of by year are as follows:

                      2005   2004   2003   2002   2001
                      ----   ----   ----   ----   ----
Beginning of year       32     37     40     49     48
Properties acquired     --      2     --     --      1
Properties disposed     (3)    (7)    (3)    (9)    --
                       ---    ---    ---    ---    ---
End of year             29     32     37     40     49
                       ===    ===    ===    ===    ===

     The disposition of Properties resulted in "Net (loss) gain on disposition of properties" and "Forgiveness of wraparound mortgages payable on disposition of properties" as reflected in the financial statements. See "Item 2. II Critical Accounting Policies".

     The following table reflects the operating results (in thousands) for NPAMLP for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, excluding the operating results for 22 Properties that were disposed and 3 Properties that were acquired during the five year period. The table is presented in order to facilitate an understanding of the operating results and trends of NPAMLP.

                                  2005      2004      2003      2002      2001
                                -------   -------   -------   -------   -------
INCOME:
Rental income                   $11,304   $11,335   $11,255   $11,138   $11,561
Other charges to tenant           3,934     3,505     3,107     3,282     3,439
Interest income                      98       101       157       198       185
                                -------   -------   -------   -------   -------
TOTAL INCOME                     15,336    14,941    14,519    14,618    15,185
                                -------   -------   -------   -------   -------
OPERATING EXPENSES:
Interest expense                 10,226    10,406    10,463     9,488     9,377
Other operating expenses          7,486     7,593     7,711     7,173     6,440
Depreciation and amortization     4,244     4,236     4,177     4,477     4,171
                                -------   -------   -------   -------   -------
TOTAL OPERATING EXPENSES         21,956    22,235    22,351    21,138    19,988
                                -------   -------   -------   -------   -------
OPERATING LOSS                  $(6,620)  $(7,294)  $(7,832)  $(6,520)  $(4,803)
                                =======   =======   =======   =======   =======

     The fluctuations in "Rental Income" between years has been modest and did not exceed 4% for any of the years presented. This is consistent with the Property portfolio that has a significant portion of space rented to Anchor Tenants under long-term leases. Variances from year to year are primarily a result of increased or decreased percentage rental income that is derived from tenant sales. Anchor Tenant sales depend largely on the overall economy, however, also during 2002, one of NPAMLP's major tenants (Kmart) filed for bankruptcy protection.

     The increase in Other charges to tenants between 2003 and 2005 was primarily due to increases in property real estate taxes and the resultant increases in tax collections, and tenant termination income in 2004. The reduction in Other charges to tenants between 2001 and 2002 was primarily a result of reduced common area maintenance reimbursements that primarily resulted from reduced snow removal expenses during 2001.

     The increase in interest expense in 2003 is due to the increase in the discount on the wraparound mortgages arising from the restatement of the 2003 financial statements of NPAMLP and the increase to the discount on wraparound mortgages. The restatement was the result of management's evaluation of the balance of the discount on the wraparound mortgages based on changes in the future cash flows required under the wraparound mortgage obligations. These changes to the original estimate arose from reductions in the balloon payments due on the wraparound mortgages arising from partial sales of certain properties, reductions in the annual payments required under the wraparound mortgages and the change in interest rate pursuant to the future interest agreement (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties
- D. Future Interest Agreement"). The resultant calculation of the estimated value of the discount on wraparound mortgages increased the discount by $10,689,000, which was recognized as a prior period adjustment to the Partners' deficit of NPAMLP. Interest expense in years subsequent to the adjustment will increase as the discount on the wraparound mortgages payable amortizes.

     The increase in Other operating expenses between 2001 and 2003 was primarily a result of increased general and administrative costs. Between 2001 and 2002, these costs included a large increase in bad debt expense that was partially due to direct write-offs of uncollectible accounts receivable and to an increase in the allowance for bad debt. The allowance and corresponding expense was increased by $220,000 due to the Kmart bankruptcy and management's recent experience with other uncollectible accounts from tenants other than Kmart. The allowance was subsequently reduced in 2003 and 2004 as a result of collections from Kmart and their emergence from bankruptcy. Also, additional legal and other professional fees were incurred as a result of the Kmart bankruptcy, which further increased NPAMLP's general and administrative expenses between 2001 and 2003. An additional increase in Other operating expenses between 2003 and 2004 resulted from increased repairs and maintenance expenses that included environmental remediation incurred in connection with the preparation of new tenant space and increased operating and promotional expenses associated with the operation of two flea markets in previously vacant spaces.

     The increases in depreciation and amortization between 2001 and 2005 are due to capital improvements.

          IV.  TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                           Payments due by period
                                               (in thousands)
                          --------------------------------------------------------
                                     Less than                           More than
Contractual Obligations     Total     1 year     1-3 years   3-5 years    5 years
-----------------------   --------   ---------   ---------   ---------   ---------
Wrap Mortgages Payable    $205,320     $9,060     $18,122     $27,228     $150,910
Ground Leases               13,156        816       1,632       1,632        9,258
                          --------     ------     -------     -------     --------
   Total                  $218,476     $9,876     $19,754     $28,860     $160,168
                          ========     ======     =======     =======     ========

          V. INDEBTEDNESS SECURED BY THE PROPERTIES

     The Properties are subject to certain indebtedness that was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 2005, the aggregate indebtedness of NPAMLP pursuant to the Wrap Mortgages was approximately $190 million, of which approximately $46 million constituted indebtedness under the Third Party Underlying Obligations and $17 million constituted indebtedness under the Second Mortgages. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters - IV. Certain Income Tax Considerations - A. Recognition of Gain." As of December 31, 2005, the aggregate historical cost of the Properties securing the indebtedness of NPAMLP mortgages was approximately $144 million. The original acquisition of the Properties by the Partnerships was typically structured as set forth below.

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

     A. THIRD PARTY UNDERLYING OBLIGATIONS

     Information relating to the Third Party Underlying Obligations is included in Schedule 3, which appears under "Item 2. Properties" above.

     B. THE SECOND MORTGAGES AND NOTES

     Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The approximate outstanding principal balance of the Second Mortgages as of December 31, 2005, was approximately $17 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

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

     Each amended Wrap Note requires a minimum annual payment from NPAMLP in an amount equal to the 1990 Debt Service payable on the Third Party Underlying Obligations secured by the same Properties as the Wrap Mortgages that secured such Wrap Note prior to the Restructuring. These minimum payments are applied first to past due interest and principal payments under the Wrap Notes, if any, then to current interest and principal payments due on the Wrap Notes, then against the interest-bearing principal balances of the Wrap Notes, allocated among the Wrap Notes as the Pension Groups elect, and finally to the non-interest-bearing principal balances, allocated among the Wrap Notes as the Pension Groups elect. The Restructuring Agreement requires NPAMLP to make additional payments on the Wrap Notes on April 10th of each year equal to sixty percent (60%) of the amounts by which Cash Flow from Operations for the previous year exceeded the sum of the minimum annual payment in such year plus the current payments due in such year on any indebtedness incurred after January 1, 1990 for Capital Improvements to any of the Properties. The holder of the Wrap Notes applies the minimum annual payments to pay the current payments due on the Third Party Underlying Obligations.

     The Restructuring Agreement provides that all the Wrap Notes that were originally secured by Wrap Mortgages on the Properties that NPAMLP acquired from partnerships audited by the Internal Revenue Service will be secured by all of those Wrap Mortgages and will not be secured by Wrap Mortgages on the Properties that NPAMLP acquired from the Unaudited Partnerships. All of the Wrap Notes that were originally secured by Wrap Mortgages on the Properties that NPAMLP acquired from Unaudited Partnerships are secured by all of those Wrap Mortgages and are not secured by Wrap Mortgages on the Properties that NPAMLP acquired from partnerships audited by the Internal Revenue Service. The holder of the Wrap Mortgages agreed in the Restructuring Agreement to release from the lien of the Wrap Mortgages any Property sold by NPAMLP, upon payment to the holder of the Wrap Mortgages, as a pre-payment of the Wrap Notes, an amount equal to all of the Proceeds of Sales of the Properties not permitted by the Restructuring Agreement to be retained by NPAMLP.

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

     Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial "balloon" amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2006 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $133,000,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP's general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP's general partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks to NPAMLP primarily relate to changes in interest rates. The interest rate exposure of NPAMLP primarily relates to its Wrap Mortgage obligations. A significant portion of the Wrap Mortgage interest expense is based upon an imputed rate that exceeds the stated rate. As a result, management does not believe that NPAMLP's debt structure would be significantly impacted by a change in the market rate of interest. The Wrap Mortgages and the imputation of its interest is further discussed in NPAMLP's combined financial statements and the accompanying notes 2(f) and 9 thereto which are included in Part IV,
Item 15 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The combined financial statements, including the notes thereto and the report of the independent registered public accounting firm, are included in
Part IV, Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9(A). CONTROLS AND PROCEDURES

     NPAMLP's management, including the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of NPAMLP's "disclosure controls and procedures" as of December 31, 2005. Disclosure controls and procedures are defined in SEC Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such officers have concluded that such controls and procedures are adequate and effective. Additionally, there were no significant changes in NPAMLP's internal controls or in other factors that could significantly affect these controls subsequent to the date of such officers' evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, none of which were found to exist. (See "Certifications" set forth as Exhibits).

ITEM 9(B). OTHER INFORMATION

     On February 15, 2006, NPAMLP reported on Form 8-K that its financial statements for the year ended December 31, 2004 filed with the report on Form 10-K for the year then ended, and the unaudited quarterly financial statements filed on Form 10-Q for the three month period ending March 31, 2005, the three and six month periods ending June 30, 2005, and the three and nine month periods ending September 30, 2005 should be restated to correct its accounting for the forgiveness of wraparound mortgage indebtedness arising from the disposition of property, and in its application of the interest method in the amortization of the discount on the wraparound mortgages, and that such previously filed financial statements should no longer be relied upon.

     NPAMLP has restated its previously issued financial statements for the years ended December 31, 2003 and 2004 within the NPAMLP's Form 10-K for the year ended December 31, 2005 and intends to amend and re-file its quarterly filings for 2005.

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

     The directors and executive officers of the General Partners are as follows:

     Edward B. Lipkin, age 60, serves as Director of the Managing General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

     Robert McKinney, age 50, serves as Director of the Equity General Partner. Since 2003, Mr. McKinney has been an employee of NPAEP, serving as tax manager. Previously, Mr. McKinney had been employed by NPA since 1987 in the same capacity. Mr. McKinney, a certified public accountant, received a Masters of Science in Taxation and Masters of Business Administration in finance from Villanova University and Temple University, respectively. Mr. McKinney received a Bachelor of Science degree in Accounting from Villanova University.

          II. CODE OF ETHICS

     In view of the fiduciary obligation that the Managing General Partner has to NPAMLP, the Managing General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit NPAMLP, particularly, in light of NPAMLP's limited business activities.

          III. AUDIT COMMITTEE FINANCIAL EXPERT

     The Managing General Partner does not have an audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee, and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

ITEM 11. EXECUTIVE COMPENSATION

     Neither the General Partners nor the officers of the General Partners receive compensation from NPAMLP. Certain administrative services related to tax and accounting service and to investor administration were performed by the Managing General Partner on behalf of NPAMLP as provided in the Partnership Agreement. The amount payable to the Managing General Partner for such services aggregated $149,000, $156,000 and $157,000 for the years ended December 31, 2005, 2004 and 2003, respectively. See "Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                          NAME & ADDRESS OF     AMOUNT AND NATURE OF
TITLE OF CLASS            BENEFICIAL OWNER      BENEFICIAL OWNERSHIP   % OF CLASS
--------------         ----------------------   --------------------   ----------
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

   PERSON RECEIVING                                         ESTIMATED AMOUNT
     COMPENSATION            TYPE OF COMPENSATION            OF COMPENSATION
----------------------   ----------------------------   ------------------------
                              ORGANIZATIONAL PHASE

Equity General Partner                                  1% general partners'
                                                        interest in NPAMLP.

                                OPERATIONAL PHASE

Equity General Partner   General Partners' share of     On an annual basis, 1%
                         of Cash Flow from Operations.  of Cash Flow from
                                                        Operations. Actual
                                                        amounts will depend upon
                                                        future operations and
                                                        are not now
                                                        determinable.

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

Equity General Partner   General Partners' share        The Equity General
                         of Profits and Losses          Partner will be
                                                        allocated 1% of the
                                                        profits and losses from
                                                        NPAMLP operations.

Managing General         Reimbursement of Expenses(1)   Actual cost of goods and
Partner                                                 services utilized for or
                                                        by NPAMLP, including
                                                        certain administrative
                                                        services performed by
                                                        the Managing General
                                                        Partner.

----------
(1) All expenses of NPAMLP are billed directly to and paid by NPAMLP. The Managing General Partner is reimbursed for the actual cost of goods and materials used for or by NPAMLP and obtained from entities that are not affiliates of the Managing General Partner. In addition, the Managing General Partner is reimbursed for administrative services performed for NPAMLP, provided that such services are necessary for the prudent operation of NPAMLP and further provided that such reimbursement is at the lower of
     (i) the Managing General Partner's actual cost or (ii) the cost of obtaining comparable administrative services from independent parties in the same geographic location. Reimbursement to the Managing General Partner for services for which it is entitled to compensation by way of a separate fee is not allowed. No reimbursement is made for rent, depreciation, utilities, or capital equipment in the building in which NPAMLP maintains offices and other overhead costs.

                                LIQUIDATION PHASE

Equity General Partner   General Partners' share        The Equity General
                         of Proceeds of Sales of        Partner will be
                         the Properties.                allocated 1% of the

   PERSON RECEIVING                                         ESTIMATED AMOUNT
     COMPENSATION            TYPE OF COMPENSATION            OF COMPENSATION
----------------------   ----------------------------   ------------------------
                                                        Proceeds of the Sale
                                                        of the Properties.

E&H Properties           Repayment of Indebtedness      Actual amounts will
                         secured by Second Mortgages.   depend on the price of
                                                        Properties and are not
                                                        now determinable.

          II. PROPERTY MANAGEMENT BY AFFILIATE

     As of January 1, 1990, NPAMLP entered into a management agreement with EBL&S Property Management, Inc., a Delaware corporation ("Property Manager"), with respect to the management of the Properties ("Management Agreement"). EBL&S Property Management, Inc. is owned 100% by E&H Properties, Inc., which also is the sole shareholder of NPAMLP's Managing General Partner, EBL&S, Inc. The directors of EBL&S Property Management, Inc. are the same as those of the Managing General Partner.

     Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. An aggregate of approximately $772,000 was earned by the Property Manager for management fees, and an aggregate of approximately $127,000 was earned by the Property Manager for leasing fees for the fiscal year 2005.

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

     A.   CONFLICT REGARDING SALES AND REFINANCING

     The Managing General Partner is an affiliate of NPA. NPA or its affiliates hold the Second Mortgages aggregating approximately $17 million. This lack of independence gives rise to certain conflicts of interest with respect to the sale or refinancing of the Properties.

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

          IV. SUMMARY OF RELATIONSHIPS

     E&H Properties, Inc. owns 100% of the equity interest in EBL&S, Inc. (the Managing General Partner) and EBL&S Property Management, Inc. (the Property Manager). E&H Properties, Inc. is owned 100% by Edward B. Lipkin (Lipkin). Feldman International, Inc. is owned 100% by Robert McKinney, an employee of the Property Manager. The General Partners and the Property Manager both have ongoing relationships with NPAMLP. E&H Properties, Inc. and the affiliates that it controls are the holders of the Second Mortgages.

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

     During the first quarter of 2001, NPAMLP completed a transaction structured as a tax deferred exchange in accordance with Section 1031 of the Internal Revenue Code by purchasing a property located in Lawnside, New Jersey for $4,507,000 which included the assumption of related debt in the amount of $4,507,000 from a limited partnership controlled by Lipkin.

     During the first quarter of 2002, NPAMLP sold a property located in Newberry, South Carolina for $1,080,000 that included the assumption of related debt in the amount of $650,000 to a limited partnership in which Lipkin owned the 1% interest of the general partner. The net gain on this transaction was $522,000. During the third quarter of 2002, NPAMLP sold a property located in Fairfield, Iowa for $650,000 to a limited partnership in which Lipkin owned the 1% interest of the general partner. The net gain on this transaction was $690,000.

     During the fourth quarter of 2004, NPAMLP sold a property located in Crescent City, California for $900,000, which included the assumption of related debt in the amount of $84,000 to a limited partnership in which Lipkin owned the 1% interest of the general partner. The net gain on this transaction was $142,000.

     During the fourth quarter of 2005, a limited liability company controlled by Lipkin, purchased the land in San Mateo, California that is leased by NPAMLP. The term of the lease expires in February 2025 and provides for annual rental payments by NPAMLP of $96,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          I. AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for the audit of NPAMLP's annual financial statements and review of financial statements included in NPAMLP's Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $120,000 ($62,000 and $58,000 for the years ended December 31, 2005 and 2004, respectively).

          II. AUDIT RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Asher & Company that are reasonably related to the performance of the audit or review of NPAMLP's financial statements and are not reported above in "Item 14 - I. Audit Fees" amounted to $6,165 (for the year ended December 31, 2005).

          III. TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for tax compliance, tax advice and tax planning were $14,000 ($8,000 and $6,000 for the years ended December 31, 2005 and 2004, respectively).

          IV. ALL OTHER FEES

     There were no fees billed in each of the last two fiscal years for products or services provided by Asher & Company, Ltd. other than the services reported in the three preceding paragraphs.

          V. PRE-APPROVAL POLICIES AND PROCEDURES

     All audit related services, tax planning and other services were pre-approved by the Managing General Partner, which concluded that the provision of such services by NPAMLP's Independent Registered Public Accounting Firm was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the Managing General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended, to be performed for NPAMLP by their Independent Registered Public Accountants, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded. The percentage of audit related, tax and other services that were approved by the Managing General Partner is 100%.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

          I. DOCUMENTS FILED AS PART OF THIS REPORT

     A.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm .................    F-1

Combined Financial Statements:

   Combined Balance Sheets at December 31, 2005 and 2004 ................    F-2

   Combined Statements of Operations and Changes
   in Partners' Deficit for the years ended
   December 31, 2005, 2004 and 2003 .....................................    F-3

   Combined Statements of Cash Flows for the years ended
   December 31, 2005, 2004 and 2003 .....................................    F-4

Notes to Combined Financial Statements ..................................    F-5

Attachments
   1 Properties Effectively Owned by NPAMLP at
     December 31, 2005 ..................................................   F-20

   2 Schedules II, III and IV to the Combined Financial
     Statements .........................................................   F-21

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

NATIONAL PROPERTY ANALYSTS MASTER
LIMITED PARTNERSHIP
(Registrant)

By: EBL&S, Inc., its managing general
    partner


By: /s/ Edward B. Lipkin
    ---------------------------------
    Edward B. Lipkin
    Director

Date: March 29, 2006


By: Feldman International, Inc.,
    its equity general partner


By: /s/ Robert McKinney
    ---------------------------------
    Robert McKinney
    Director

Date: March 29, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Capacity                                  Date
---------                   --------                                  ----


/s/ Edward B. Lipkin        Director of EBL&S, Inc.
-------------------------   Principal Executive Officer,
Edward B. Lipkin            Principal Accounting Officer and
                            Principal Financial Officer               March 29, 2006


/s/ Robert McKinney         Director of Feldman International, Inc.   March 29, 2006
-------------------------
Robert McKinney

                           NATIONAL PROPERTY ANALYSTS
                           MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                          Combined Financial Statements

                           December 31, 2005 and 2004

     (With Report of Independent Registered Public Accounting Firm Thereon)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm                       1

Combined Balance Sheets, December 31, 2005 and 2004                           2

Combined Statements of Operations and Changes in Partners'
   Deficit, Years ended December 31, 2005, 2004, and 2003                     3

Combined Statements of Cash Flows, Years ended
   December 31, 2005, 2004 and 2003                                           4

Notes to Combined Financial Statements                                        5

SCHEDULES:

I   Properties Effectively Owned by NPAMLP at
       December 31, 2005                                                     20

II  Combined Valuation and Qualifying Accounts,
       December 31, 2005, 2004 and 2003                                      21

III Combined Real Estate and Accumulated Depreciation
       Schedule, December 31, 2005, 2004 and 2003                            22

IV  Quarterly Results of Operations (Unaudited), Years ended
       December 31, 2005 and 2004                                            25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partners
National Property Analysts Master Limited Partnership

     We have audited the accompanying combined balance sheets of National Property Analysts Master Limited Partnership (NPAMLP) (a limited partnership) as of December 31, 2005 and 2004 and the related combined statements of operations and changes in Partners' deficit, and cash flows for each of the three years ended December 31, 2005, 2004 and 2003. Our audits also included the financial statement schedules of properties effectively owned by NPAMLP (Schedule I), combined valuation and qualifying accounts (Schedule II), and combined real estate and accumulated depreciation schedule (Schedule III) as of December 31, 2005, 2004 and 2003. These combined financial statements and financial statement schedules are the responsibility of NPAMLP's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of National Property Analysts Master Limited Partnership as of December 31, 2005 and 2004 and the combined results of their operations and their cash flows for each of the three years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 27, 2006

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)
                             COMBINED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004
                                 (IN THOUSANDS)

                                                                         2005       2004
                                                                       --------   --------
                               ASSETS

Rental property, at cost:
   Land                                                                $  9,544   $ 11,167
   Buildings                                                            133,591    156,440
                                                                       --------   --------
                                                                        143,135    167,607
   Less: accumulated depreciation                                        82,826     94,944
                                                                       --------   --------
      Rental property, net                                               60,309     72,663
Cash and cash equivalents                                                 1,489        902
Restricted cash                                                             648        806
Investment securities available for sale, at market                         503      1,137
Tenant accounts receivable, net of allowance of $30 for
   2005 and 2004, respectively                                              246         56
Unbilled rent receivable                                                    385        140
Accounts receivable and other assets (1)                                  1,974      1,987
                                                                       --------   --------
Total assets                                                           $ 65,554   $ 77,691
                                                                       ========   ========
                  LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable (1)                                       $189,886   $218,359
Less: unamortized discount based on imputed interest rate of 12% (1)     91,169    106,443
                                                                       --------   --------
      Wraparound mortgages payable less unamortized discount (1)         98,717    111,916
Due to Pension Groups (1)                                                 3,237      1,339
Other borrowings (1)                                                        630      1,558
Accounts payable and other liabilities (1)                                3,021      2,937
Deferred revenue                                                            171        238
Finance lease obligation                                                  1,750      1,750
                                                                       --------   --------
      Total liabilities                                                 107,526    119,738
Partners' deficit                                                       (41,972)   (42,047)
                                                                       --------   --------
Total liabilities and Partners' deficit                                $ 65,554   $ 77,691
                                                                       ========   ========

(1)  See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)
       COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                                      2005        2004       2003
                                                                   ---------   ---------   ---------
Income:
   Rental income                                                   $  12,651   $  11,081   $  11,893
   Other charges to tenants                                            4,186       3,691       2,842
   Interest and dividend income                                           98         100         161
                                                                   ---------   ---------   ---------
      Total income                                                    16,935      14,872      14,896
                                                                   ---------   ---------   ---------
Operating expenses:
   Interest expense (1)                                               11,420      10,835      10,644
   Real estate taxes                                                   3,568       3,026       2,647
   Management fees (1)                                                   707         691         698
   Common area maintenance expenses                                    1,885       2,033       1,890
   Ground rent (1)                                                       589         613         556
   Repairs and maintenance                                               417         165         308
   General and administrative                                            474       1,131       1,497
   Depreciation                                                        4,353       4,090       4,058
   Amortization                                                          215         180         160
                                                                   ---------   ---------   ---------
      Total operating expenses                                        23,628      22,764      22,458
                                                                   ---------   ---------   ---------
      Operating loss                                                  (6,693)     (7,892)     (7,562)
Other income (loss):
   Realized (loss) gain on investment securities                         (14)         50          97
                                                                   ---------   ---------   ---------
      Loss from continuing operations                                 (6,707)     (7,842)     (7,465)
Discontinued operations:
   Loss from operations of discontinued components                    (1,236)     (2,228)     (2,698)
   Gain on disposition of properties, net                              3,785       5,894         923
                                                                   ---------   ---------   ---------
      Net loss                                                        (4,158)     (4,176)     (9,240)
Partners' deficit:
   Beginning of period, as originally stated                         (42,047)    (43,506)    (46,230)
   Prior period adjustment (see Note 15)                                  --          --      10,634
                                                                   ---------   ---------   ---------
   Beginning of period, as adjusted                                  (42,047)    (43,506)    (35,596)
   Forgiveness of wraparound mortgages payable (1) (see Note 15)       4,246       5,627       1,237
   Net change in unrealized gain on investment securities                (13)          8          93
                                                                   ---------   ---------   ---------
   End of period                                                    ($41,972)   ($42,047)   ($43,506)
                                                                   =========   =========   =========
Net loss per unit                                                   ($ 42.54)   ($ 42.72)   ($ 94.52)
                                                                   =========   =========   =========
Weighted average units outstanding                                    97,752      97,752      97,752
                                                                   =========   =========   =========

(1)  See Note 3: Related Party Transactions and Note 15.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)
                        COMBINED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                               2005       2004       2003
                                                                             --------   --------   --------
Cash flows from operating activities:
   Net loss                                                                  ($ 4,158)  ($ 4,176)  ($ 9,240)
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                              4,837      5,249      5,639
      Amortization of discount (1)                                              9,217      9,278      9,703
      Reduction in provision for bad debts                                         --       (120)      (100)
      Net gain on disposition of properties                                    (3,785)    (5,894)      (923)
      Realized loss (gain) on investment securities                                14        (50)       (97)
      Change in assets and liabilities:
         (Increase) decrease in tenant accounts receivable                       (190)       221        688
         (Increase) decrease in unbilled rent receivable                         (245)       142        (56)
         Decrease (increase) in other assets (1)                                   13       (773)        86
         Increase (decrease) in accounts payable and other liabilities (1)         84       (287)      (157)
         (Decrease) increase in deferred revenue                                  (67)        81       (343)
                                                                             --------   --------   --------
         Net cash provided by operating activities                              5,720      3,671      5,200
                                                                             --------   --------   --------
Cash flows from investing activities:
   Disposition of properties                                                    5,735     13,229        336
   Acquisition of properties                                                       --     (8,131)        --
   Improvements to rental property                                               (924)    (1,350)    (2,160)
   Decrease (increase) in restricted cash                                         158      2,242       (664)
   Decrease in deposit on sale of property                                         --         --       (301)
   Decrease in finance lease obligation                                            --       (400)        --
   Purchase of investment securities                                             (532)      (823)      (262)
   Sale of investment securities                                                1,166        404      1,245
                                                                             --------   --------   --------
         Net cash provided (used) by investing activities                       5,603      5,171     (1,806)
                                                                             --------   --------   --------
Cash flows from financing activities:
   Payments on wraparound mortgages (1)                                       (11,853)    (9,855)    (5,617)
   Increase in wraparound mortgages                                               147         --         --
   Increase in due to / from pension groups                                     1,898        677         86
   (Payments on) proceeds from other borrowings (1)                              (928)       465        323
                                                                             --------   --------   --------
         Net cash used in financing activities                                (10,736)    (8,713)    (5,208)
                                                                             --------   --------   --------
         Increase (decrease) in cash and cash equivalents                         587        129     (1,814)
Cash and cash equivalents:
   Beginning of period                                                            902        773      2,587
                                                                             --------   --------   --------
   End of period                                                             $  1,489   $    902   $    773
                                                                             ========   ========   ========
Supplemental disclosure of cash flow information:
      Cash paid during the year for interest                                 $  3,414   $  3,962   $  4,580
Supplemental disclosure of non-cash investing and financing activities:
      Reduction in wraparound mortgages from forgiveness
         or assumption of debt, net of related discount                      $ 10,713   $  6,316   $  5,070

(1)  See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

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

     The properties included in NPAMLP consist primarily of shopping centers and freestanding, single-tenant retail stores with national retailers as prime tenants. The ownership and operations of these properties have been combined in NPAMLP pursuant to a consolidation (the Consolidation) of properties owned by certain limited partnerships (the Electing Partnerships) previously sponsored by National Property Analysts, Inc. and its affiliates (NPA). NPAMLP intends to hold the properties until such time as it is deemed prudent to dispose of them. The precise timing of disposition of the properties is at the discretion of the managing general partner. However, in accordance with the partnership agreement, the partnership will terminate on December 31, 2013. It is anticipated that as a result of the sale of the properties, the limited partners will have to report substantial taxable income without the corresponding receipt of any cash proceeds.

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

     The restructuring agreement provides for a sharing of cash from the proceeds of sales of properties. The

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

     restructuring agreement generally provides that the limited partners of NPAMLP receive 40% of the net proceeds, if any, from the sale of properties after repayment of the third-party underlying mortgage obligations once the net proceeds, as defined in the restructuring agreement, from the sale of properties exceed a threshold amount of $45,000 (the Threshold).

     Through December 31, 2005, NPAMLP sold properties that generated approximately $35,505 in net proceeds that have been applied as a reduction of the Threshold amount. NPAMLP has not distributed any sales proceeds to its partners since its organization.

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

     NPAMLP has working capital as of December 31, 2005 and 2004, of approximately $1,045 and $(126), respectively, excluding amounts due to the managing general partner of $1,981 and $1,705, respectively, and excluding amounts due to the Pension Groups of $3,237 and $1,339, respectively. NPAMLP has $1,489 of unrestricted cash and $1,870 available under line of credit agreements at December 31, 2005, to meet its short-term obligations. Through December 31, 2005, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wraparound mortgage have released their liens. In addition, as of December 31, 2005, the managing general partner has advanced approximately $1,981 to NPAMLP, but may require the repayment of the advances for its own operational needs.

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

          There were no impairment charges for the years ended December 31, 2005, 2004 or 2003.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

          The estimated fair value of these properties was determined by management based on projected cash flows and market trends.

     (B)  CASH AND CASH EQUIVALENTS

          All highly liquid interest-bearing deposits with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents at December 31, 2005 and 2004 were held in the custody of two financial institutions. The balances, at times, may exceed federally insured limits. NPAMLP mitigates this risk by depositing funds with major financial institutions.

     (C)  RESTRICTED CASH

          Restricted cash consists principally of amounts held in escrow for capital improvements, real estate taxes and insurance expenses.

     (D)  ACCOUNTS RECEIVABLE

          Accounts receivable include current accounts receivable, net of allowances, other accruals and deferred rent receivable. NPAMLP regularly reviews the collectability of its receivables and the credit worthiness of its customers and adjusts its allowance for doubtful accounts, straight-line rent receivable balance and tenant improvement and leasing costs amortization accordingly.

     (E)  INVESTMENT SECURITIES

          Investment securities, consisting of common stock, are classified as available for sale and carried at estimated fair value. Unrealized gains and losses on the investment securities are included as a separate component of Partners' Deficit.

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

     (H)  INCOME TAXES

          No provision has been made in the combined financial statements for income taxes, as any such liability is the liability of the individual partners.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

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

          In accordance with SFAS No. 107, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 2005 and 2004.

     (J)  DISCONTINUED OPERATIONS

          Income or loss from operations of sold properties is reported as discontinued operations in accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     (k)  Forgiveness of related party indebtedness

          NPAMLP historically has accounted for the gains from the forgiveness of related party wraparound mortgage indebtedness arising from the disposition of property as a component of discontinued operations in the combined statements of operations. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, such forgiveness from a related party (see Note 3) should be accounted for as a capital transaction (see Note 15). As a result, gains from extinguishment of debt previously reported as a component of discontinued operations have been reclassified in the accompanying combined statements of operations for that period to conform to the presentation required by APB No. 26.

     (L)  USE OF ESTIMATES

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

     (m)  RECLASSIFICATIONS

          It is policy of NPAMLP to reclassify prior year financial statements to conform to the current year's presentation. Such reclassifications have no effect on Net loss in the Combined Statements of Operations and Changes in Partners' Deficit.

     (n)  New pronouncements

          In May 2005, the Financial Account Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (SFAS No. 154) a replacement of

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

          Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, SFAS No. 154 requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it practicable to do so. This principle replaces APB No.20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. NPAMLP has implemented early adoption and has incorporated the provisions of SFAS No. 154 into these financial statements (see
          Note 15).

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

     Management fees and administrative services are paid exclusively to EBL&S and are included in the Statement of Operations. Also, included in Other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest. The loan is unsecured, interest only, bears interest at 10% and matures on November 1, 2008. The Wraparound mortgages payable are held by the Pension Groups. NPAEP and PVPG, which collectively own approximately 100 percent of the outstanding balance of the Wraparound mortgages payable, are controlled by Lipkin. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities as of December 31, 2005, are $1,981 due EBL&S, $8 due E&H and $137 due limited partnerships where Lipkin has a controlling interest. As of December 31, 2004 the amounts included in Accounts payable and other liabilities due to EBL&S, E&H and limited partnerships where Lipkin has a controlling interest were $1,705, $73 and $72, respectively. The amounts due to EBL&S were primarily for property management fees, leasing commissions, legal fees, administrative services and cash advances for debt service. Amounts earned by EBL&S for the years ended December 31 were as follows:

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

                            2005     2004     2003
                           ------   ------   ------
PROPERTY MANAGEMENT FEES   $  772   $  820   $  887
LEASING COMMISSIONS           127       84      107
ADMINISTRATIVE SERVICES       149      156      157
                           ------   ------   ------
   TOTAL                   $1,048   $1,060   $1,151
                           ======   ======   ======

     During the fourth quarter of 2005, a limited liability company controlled by Lipkin, purchased from the unrelated third party owner, the land in San Mateo, California that is ground leased by NPAMLP. The term of the ground lease expires in 2025 and provides for annual rental payments by NPAMLP of $96.

     During the fourth quarter of 2004, NPAMLP sold the property located in Crescent City, California for $900 that included the assumption of related debt in the amount of $84, to a limited partnership in which Lipkin owned the 1% interest of the general partner. The transaction was structured to be a tax deferred exchange in accordance with Section 1031 of the Internal Revenue Code, however the purchase side of this transaction was not completed. As part of this transaction, the Pension Group forgave $749 in wraparound mortgages that have been recognized as a reduction to Partners' deficit in 2005.

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

     NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interests in NPAMLP in exchange for the transfer of the Trenton, New Jersey property and related wraparound mortgage obligations. As a result, NPA and its principals did not own any of the 97,752 units of NPAMLP at December 31, 2005, 2004 and 2003, respectively.

     NPA holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $17,434 and $18,452 at December 31, 2005 and 2004, respectively.

(4)  TENANT LEASES

     At December 31, 2005 and 2004, NPAMLP effectively owned and operated 29 and 32 properties, respectively, as listed in Schedule I, that were comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 130 tenants, under various lease agreements which are treated as operating leases.

     In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance and renewal options. The leases expire under their original terms at various dates between 2006 and 2026.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

Future minimum lease rentals to be received under noncancellable leases are approximately:

2006         $ 11,223
2007           10,136
2008            9,109
2009            7,825
2010            8,399
THEREAFTER     57,245
             --------
   TOTAL     $103,937
             ========

     Rental income includes approximately $426, $562 and $1,255 related to percentage rents for the years ended December 31, 2005, 2004 and 2003, respectively.

(5)  MAJOR TENANTS

     NPAMLP's primary anchor tenants are Kmart Corporation and its subsidiaries ("Kmart") and CVS Corporation ("CVS"). In 2005, 2004 and 2003, Kmart accounted for approximately 28%, 32% and 39%, respectively, of the rental income received by NPAMLP and CVS accounted for approximately 11%, 8% and 3%, respectively of the rental income received by NPAMLP. In January 2002, Kmart filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. In January 2003, Kmart filed its Joint Plan of Reorganization and corresponding Disclosure Statement with the United States Bankruptcy Court. The Plan of Reorganization was confirmed in the second quarter of 2003. As of December 31, 2005, NPAMLP had 11 leases with Kmart aggregating approximately 1,042,000 square feet and 5 leases with CVS aggregating approximately 49,000 square feet. As of December 31, 2005 and 2004, NPAMLP was due $111 and $0, respectively, from Kmart under its leases. As of December 31, 2005 and 2004, no amounts were due from CVS under its leases.

(6)  IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     On January 1, 2002, NPAMLP adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supercedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS No. 144 retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners), or is classified as held for sale. Accordingly, the results of operations of properties disposed of or held for sale have been classified as Discontinued operations in the Combined Statement of Operations and Changes in Partners' Deficit.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

     In 2005, NPAMLP sold the properties in Ardmore, Oklahoma, Bowling Green, Ohio and Cahokia, Illinois to unrelated third parties and sold a portion of the Waverly, Ohio property to the anchor tenant at this property. The net gain on these transactions was $3,785 and the Pension Groups forgave $4,009 of wraparound mortgages, net of discounts. All of these transactions were included in Discontinued operations in the Combined Statement of Operations and Changes in Partners' Deficit.

     In 2004, NPAMLP sold the properties in Ocala, Florida, Menominee, Michigan, Sault Ste. Marie, Michigan, and Steger, Illinois, in transactions structured to be tax deferred exchanges in accordance with Section 1031 of the Internal Revenue Code. Also in 2004, the property in Chesapeake, Virginia was conveyed to the ground lessor in accordance with the terms of the ground lease. The net gain on these transactions was $5,894 and the Pension Groups forgave $5,627 in wraparound mortgages, net of discounts, which was recognized as a reduction to Partners' deficit (see Note 15). In 2004, NPAMLP also sold the properties in Crescent City, California and International Falls, Minnesota in transactions originally structured to be tax deferred exchanges. However, the purchase side of the transaction was not completed in 2005. As a result, $237 in wraparound mortgages, net of discounts, was forgiven by the Pension Groups in 2005. This amount is recognized as a reduction to the Partners' deficit account of NPAMLP. All of these transactions were included in Discontinued operations in the Combined Statement of Operations and Changes in Partners' Deficit (see Note
     15).

     In February 2003, the Escanaba, Michigan property was sold. The net gain on this transaction was $133 and the Pension Groups forgave $362 in wraparound mortgages, net of discounts. In March 2003, a portion of the Wheelersburg, Ohio property was sold. The net gain on this transaction was $336. In July 2003, due to the vacancy of the property arising from Kmart's bankruptcy (see Note 5), the Hutchinson, Minnesota property was foreclosed by its lender. As a result of this transaction, a net gain of $741 was recognized and the Pension Groups forgave $456 in wraparound mortgages, net of discounts. These transactions were included in Discontinued operations in the Combined Statement of Operations and Changes in Partners' Deficit for the year ended December 31, 2003.

(7)  GROUND LEASES / FINANCE LEASE OBLIGATION

     NPAMLP is obligated under 11 noncancellable ground leases that expire between 2010 and 2078, excluding renewal options (see Schedule I).

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

     In January 2004 the ground lease on the Chesapeake, Virginia property terminated and the property conveyed to

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

     the ground lessor in accordance with the terms of the ground lease. As a result, the Finance lease obligation was reduced by $400, and a net gain was recorded for $904. As part of this transaction the Pension Groups forgave $3,440 in wraparound mortgages, net of discounts (see Note 15).

     Future minimum lease payments under all noncancellable ground leases as of December 31, 2005 are approximately:

2006         $   816
2007             816
2008             816
2009             816
2010             634
THEREAFTER     9,258
             -------
   TOTAL     $13,156
             =======

     Total rental expense for ground leases for the years ended December 31, 2005, 2004, 2003, was approximately $589, $613 and $556, respectively. In addition, $281, $282 and $306 of ground rent was recorded as interest expense for the years ended December 31, 2005, 2004 and 2003, respectively.

(8)  OTHER BORROWINGS

     During 1995, NPAMLP negotiated with E & H Properties, Inc. (E&H), a related party, for E&H to advance up to $1,000 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the resulting agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. The line bears interest based on a variable rate (7.25% at December 31, 2005) and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. During 1999, NPAMLP negotiated with E&H for E&H to advance up to an additional $250 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. This additional line bears interest based on the prime rate (7.25% at December 31, 2005) and is scheduled to expire May 2006. In 2004 the aggregate availability under the lines of credit was increased to $2,500. As of December 31, 2005 and 2004, $630 and $1,558,
     respectively were owed by NPAMLP under these lines of credit, excluding $8 and $73 in accrued interest at December 31, 2005 and 2004. Total interest expense under the lines of credit for the years ending December 31, 2005, 2004 and 2003, was $85, $54 and $19, respectively.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

     to the Pension Groups, and the Pension Groups are liable to the holders of the senior mortgage obligations.

     NPAEP and PVPG acquired the interests of MLPG in certain wraparound mortgages. Each wraparound mortgage is secured by liens on specific properties and is subordinate to the senior mortgage obligations as stated above.

     In prior years, the Pension Groups had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by Audited and Unaudited Partnerships. For the years ended December 31, 2005, 2004 and 2003, wraparound mortgage obligations of approximately $10,300, $9,054 and $5,328, respectively, with related discounts of $6,054, $3,427 and $4,091, respectively, were forgiven in connection with various property dispositions. The net amounts of $4,246, $5,627 and $1,237 are included in Partners' deficit as Forgiveness of wraparound mortgages payable for the years ended December 31, 2005, 2004 and 2003, respectively (see Note 15).

     In 2004 NPAMLP refinanced the underlying mortgage on the Lake Mary, Florida property and negotiated a discount from the holder of the underlying mortgage. As a result of this transaction, the Pension Groups forgave $1,187 in wraparound mortgages payable, which was recognized as a reduction to Partners' deficit (see Note 15).

     The wraparound mortgages have maturity dates varying from August 2009 to December 2013 and a stated interest rate of 4.1%.

     Certain wraparound mortgages are fully amortized over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations. Also, the Pension Groups have balloon payments due on the third-party underlying mortgage obligations. For the year ended December 31, 2006, balloon payments of $4,600 are due on the third party underlying mortgage obligations.

     Wraparound mortgage principal payment requirements for the next five years are approximately:

2006   $6,404
2007    6,635
2008    6,857
2009    7,079
2010    7,292

(10) PROPERTY SUBJECT TO SALES CONTRACTS

     In prior years, NPAMLP sold options for the purchase of five rental properties. Aggregate proceeds received from the sale of the options were recorded as Deposit on sale of property. Any gain or loss arising from these transactions will be recognized at the date upon which title to the land and buildings is conveyed to the holder of the option. In 2002, two properties were conveyed to the holders of their options for no additional consideration, in accordance with the agreements. In June 2003, the final property (Clackamas, Oregon) was conveyed to the holder of its option. As a result of this transaction, the deposit on sale of property was reduced by $301, a net loss was recorded for $232 and $418 in wraparound mortgages, net of discounts, was forgiven by the Pension Groups and recognized as a reduction to Partners' deficit.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

(11) INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investments in available for sale common and preferred stock securities were as follows as of December 31, 2005, and 2004:

                                              DECEMBER 31, 2005
                                --------------------------------------------
                                               GROSS        GROSS
                                AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                   COST        GAINS       LOSSES      VALUE
                                ---------   ----------   ----------   ------
COMMON STOCK                       $440         $69          $6        $503
SECURITIES AVAILABLE FOR SALE      $440         $69          $6        $503

                                              DECEMBER 31, 2004
                                --------------------------------------------
                                               GROSS        GROSS
                                AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                   COST        GAINS       LOSSES      VALUE
                                ---------   ----------   ----------   ------
COMMON STOCK                      $1,060        $77          --       $1,137
SECURITIES AVAILABLE FOR SALE     $1,060        $77          --       $1,137

(12) PARTNERS' DEFICIT

     Following is a summary of the combined changes in partners' deficit for the three years ended December 31, 2005 (in thousands except unit data):

                                            UNITS                     PARTNERS' DEFICIT
                                ----------------------------   ------------------------------
                                 General    Limited             General    Limited
                                Partners   partners    Total   partners   partners     Total
                                --------   --------   ------   --------   --------   --------
January 1, 2003, as
originally stated                 1,000     96,752    97,752    ($462)    ($45,768)  ($46,230)
Prior period adjustment (see
Note 15)                             --         --        --      106       10,528     10,634
                                  -----     ------    ------    -----     --------   --------
January 1, 2003, as adjusted      1,000     96,752    97,752     (356)     (35,240)   (35,596)
Net loss                             --         --        --      (92)      (9,148)    (9,240)
Forgiveness of wraparound
mortgages payable                    --         --        --       12        1,225      1,237
Unrealized loss on investment
securities                           --         --        --        1           92         93
                                  -----     ------    ------    -----     --------   --------

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

December 31, 2003               1,000   96,752   97,752    (435)   (43,071)   (43,506)
Net loss                           --       --       --     (42)    (4,134)    (4,176)
Forgiveness of wraparound
mortgages payable                  --       --       --      56      5,571      5,627
Unrealized loss on investment
securities                         --       --       --      --          8          8
                                -----   ------   ------   -----   --------   --------
December 31, 2004               1,000   96,752   97,752    (421)   (41,626)   (42,047)
Net loss                           --       --       --     (42)    (4,116)    (4,158)
Forgiveness of wraparound
mortgages payable                  --       --       --      42      4,204      4,246
Unrealized loss on investment
securities                         --       --       --      --        (13)       (13)
                                -----   ------   ------   -----   --------   --------
December 31, 2005               1,000   96,752   97,752   ($421)  ($41,551)  ($41,972)
                                =====   ======   ======   =====   ========   ========

(13) COMMITMENTS AND CONTINGENCIES

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

(14) FUTURE INTEREST AGREEMENT

     In March 2003 NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the "2003 Agreement"), in which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgages held by NPAEP and PVPG. The terms of the 2003 Agreement provide that NPAEP and PVPG will: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount (the reduction in the interest rate was evaluated by NPAMLP in accordance with Emerging Issues Task Force 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and was determined not to be a substantial modification of terms as defined therein) ; (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and (c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the agreement of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note. In consideration for the above, NPAMLP will modify the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

     other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and
     (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships. In addition NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP's right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.

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

     Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial "balloon" amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2006 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $133,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP's general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP's general partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

     Neither NPAMLP, NPAEP nor PVPG were represented by independent counsel or retained other independent advisers or consultants in connection with the negotiation, execution or delivery of the 2003 Agreement. Nonetheless, the Managing General Partner believes that the transactions permitted or contemplated by the 2003 Agreement are fair and equitable to NPAMLP and the other parties involved.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

(15) RESTATEMENT OF FINANCIAL STATEMENTS / PRIOR PERIOD ADJUSTMENT

     NPAMLP had historically accounted for the forgiveness of wraparound mortgage indebtedness arising from the disposition of a property as a component of the recognized gain or loss on disposition, and reported those gains or losses in the discontinued operations section of the Statement of Operations and Changes in Partners' Deficit in the year of disposition. For the years ended December 31, 2004 and 2003, NPAMLP determined that since the wraparound mortgages were forgiven by a related party (see Note 3), such forgiveness should have been accounted for as a capital transaction in accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt. As a result, the net income for the year ended December 31, 2004 decreased by $5,627 and the net loss for the year ended December 31, 2003 increased by $1,237. The effect of the adjustment was to reduce the Partners' deficit by the same amounts for the years ended December 31, 2004 and 2003.

     In addition, NPAMLP concluded that for certain properties acquired pursuant to certain tax deferred exchange transactions, the amortization of the discount on the wraparound mortgages was not consistent with the interest method, and did not result in a constant rate of interest. As a result, NPAMLP is restating its financial statements for the years ended December 31, 2004 and 2003. Consequently, interest expense for the years ending December 31, 2004 and 2003 has been increased by $1,198 and $1,000, respectively. For the years prior to 2003, the cumulative effect of the correction, in the amount of $55, has been recognized as a prior period adjustment increasing the Partners' deficit of NPAMLP as of January 1, 2003.

     As disclosed in Note 2, the Discount on wraparound mortgages represents the difference between the present value of the mortgage payments due at the stated rate and the imputed rate. Effective January 1, 2003, NPAMLP re-evaluated the balance of the discount on wraparound mortgages to consider the cumulative effect of the changes in future cash flows required under the wraparound mortgage obligations. These changes to the original estimate arose from reductions in the balloon payments due on the wraparound mortgages arising from partial sales of certain properties, reductions in the annual payments required under the wraparound mortgages and the change in interest rate pursuant to the future interest agreement (see Note 14). The resultant calculation of the estimated value of the discount on wraparound mortgages increased the discount by $10,689, which was recognized as a prior period adjustment decreasing the Partners' deficit of NPAMLP as of January 1, 2003. The prior period adjustment had no effect on net loss or net loss per unit for 2003.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2005, 2004 and 2003
                             (dollars in thousands)

The following is a summary of the impact of the restatement on the Combined Statements of Operations and Changes in Partners' Deficit for the years ended December 31, 2004 and 2003. The amounts reflected below may differ from amounts reported on the Combined Statement of Operations due to adjustments related to SFAS 144 (see Note 2) for the measurement of long-lived assets to be disposed of by sale:

                                          As
                                      originally
                                        stated     As adjusted
                                      ----------   -----------
2004
Interest expense                        $11,498      $12,696
Net loss from continuing operations      (6,217)      (7,842)
Net income (loss)                         2,649       (4,176)
Net income (loss) per unit                27.10       (42.72)

2003
Interest expense                        $11,429      $12,429
Net loss from continuing operations      (8,063)      (7,465)
Net income (loss)                        (7,003)      (9,240)
Net income (loss) per unit               (71.64)      (94.52)

                                                                      SCHEDULE I

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

         Properties Effectively Owned by NPAMLP at December 31, 2005 (1)

Property Location

Cottage Grove, MN
Dunmore, PA*
East Haven, CT
Federal Way, WA
Grand Rapids, MI
Huntington, WV
Huntsville, AL*
Independence, MO
Kalamazoo, MI*+
Lake Mary, FL
Lawnside, NJ
Lockport, IL
Marquette, MI*
Maryville, MO*
New Hope, MN
North Augusta, SC*
North Sarasota, FL
O'Fallon, MO
Oak Lawn, IL*
Painesville, OH
Philadelphia, PA*
Rockville, MD (2)
San Mateo, CA*
Seven Hills, OH*+
Taylorville, IL
Urbana, IL
Waverly, OH
Wheelersburg, OH
Yazoo City, MS

*    Properties with ground leases.

+    Land sales.

(1) Effectively owned refers to the fact that legal title to the properties is held by certain partnerships as nominee title holder and agent for NPAMLP. NPAMLP has all beneficial interest in and equitable title to the properties and has the right to cause a transfer of legal title at its request.

(2)  NPAMLP owns an 82% interest in this property.

                                                                     SCHEDULE II

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                   Combined Valuation and Qualifying Accounts
                        December 31, 2005, 2004 and 2003
                                 (in thousands)

                                    BALANCE,    ADDITIONS
                                   BEGINNING   CHARGED TO                  BALANCE,
                                    OF YEAR    OPERATIONS   Deductions   END OF YEAR
--------------------------------   ---------   ----------   ----------   -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   YEAR ENDED DECEMBER 31, 2003       $250        (98)            2         ($150)
   YEAR ENDED DECEMBER 31, 2004        150         --          (120)           30
   YEAR ENDED DECEMBER 31, 2005         30         --            --            30

                                                                    SCHEDULE III

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
           Combined Real Estate and Accumulated Depreciation Schedule
                        December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                                            COST CAPITALIZED
                                                                              (WRITTEN OFF)
                                                                              SUBSEQUENT TO
                                                     INITIAL   COST            ACQUISITION
                                                 ----------------------   --------------------

                                                          BUILDINGS AND          BUILDINGS AND
PROPERTY LOCATION                 ENCUMBRANCES    LAND     IMPROVEMENTS   LAND    IMPROVEMENTS
------------------                ------------   ------   -------------   ----   -------------
Cottage Grove, MN                      6,356        740        5,549      (375)      3,891
Dunmore, PA                              854          0        1,350         0           0
East Haven, CT                         2,164        447        4,883       (12)      3,535
Federal Way, WA                        1,157         86        1,894         0           0
Grand Rapids, MI                       3,624        685        2,740         0           0
Huntington, WV                         1,963        336        3,649         0         618
Huntsville, AL                           784          0        1,904         0         227
Independence, MO                       2,623        394        3,550         0         658
Kalamazoo, MI                          3,443        250        4,850         0         503
Lake Mary, FL                          7,608      1,310        7,422         0           0
Lawnside, NJ                           3,640        633        3,874         0          60
Lockport, IL                           2,040        286        2,572         0         515
Marquette, MI                          5,678          0        5,700         0       9,487
Maryville, MO                            909          0        1,248         0         117
New Hope, MN                           3,387        357        3,774         0         451
North Augusta, SC                      2,684        100        2,900         0         785
North Sarasota, FL                     3,779        459        5,686         0         320
O'Fallon, MO                           3,069        343        3,626         0         383
Oak Lawn, IL                           7,963          0        9,028         0         533
Painesville, OH                        3,914        181        1,989         0           0
Philadelphia, PA                       3,872        529        5,860         0         297
Rockville, MD                          4,997        941        3,765         0           0
San Mateo, CA                          3,070          0        6,672         0           0
Seven Hills, OH                        1,783        371        3,771         0           0
Taylorville, IL                        1,993        492        3,696         0         132
Urbana, IL                             2,861        633        4,753         0         101
Waverly, OH                            1,767        471        2,920      (355)     (2,230)
Wheelersburg, OH                         584        194        2,081      (110)       (702)
Yazoo City, MS                         1,909        158        1,820         0         474
                                     -------     ------      -------      ----      ------
   Total                             $90,475     10,396      113,526      (852)     20,064
                                     -------     ======      =======      ====      ======

Cross-collateralized wraparound
   mortgages on properties
   previously disposed                 8,242
                                     -------
                                     $98,717
                                     =======

                                                                   SCHEDULE III,
                                                                       CONTINUED

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
           Combined Real Estate and Accumulated Depreciation Schedule
                        December 31, 2005, 2004 and 2003
                                 (in thousands)

                             BUILDINGS AND              ACCUMULATED     DATE OF
PROPERTY LOCATION     LAND    IMPROVEMENTS    TOTAL    DEPRECIATION   ACQUISITION     LIFE         METHOD
------------------   -----   -------------   -------   ------------   -----------   --------   -------------
Cottage Grove, MN      365        9,440        9,805       4,234         11/81      Varies     Varies
Dunmore, PA              0        1,350        1,350       1,350         06/75      30 years   Straight Line
East Haven, CT         435        8,418        8,853       4,730         08/80      Varies     Varies
Federal Way, WA         86        1,894        1,980       1,562         04/81      30 years   Straight Line
Grand Rapids, MI       685        2,740        3,425         107         11/04      30 years   Straight Line
Huntington, WV         336        4,268        4,604       2,805         10/84      Varies     Varies
Huntsville, AL           0        2,131        2,131       1,438         03/84      Varies     Varies
Independence, MO       394        4,208        4,602       3,144         05/81      Varies     Varies
Kalamazoo, MI          250        5,353        5,603       4,254         09/80      Varies     Varies
Lake Mary, FL        1,310        7,422        8,732       2,104         12/94      Varies     Varies
Lawnside, NJ           633        3,934        4,567         652         02/01      30 years   Straight Line
Lockport, IL           286        3,087        3,373       2,253         07/82      Varies     Varies
Marquette, MI            0       15,187       15,187       8,631         05/83      Varies     Varies
Maryville, MO            0        1,365        1,365         955         11/83      Varies     Varies
New Hope, MN           357        4,225        4,582       3,233         03/81      Varies     Varies
North Augusta, SC      100        3,685        3,785       2,550         03/80      30 years   Straight Line
North Sarasota, FL     459        6,006        6,465       4,866         11/80      Varies     Varies
O'Fallon, MO           343        4,009        4,352       3,064         03/81      Varies     Varies
Oak Lawn, IL             0        9,561        9,561       7,481         10/81      Varies     Varies
Painesville, OH        181        1,989        2,170         398         03/00      30 years   Straight Line
Philadelphia, PA       529        6,156        6,685       5,114         08/80      Varies     Varies
Rockville, MD          941        3,765        4,706         136         12/04      30 years   Straight Line
San Mateo, CA            0        6,672        6,672       5,374         11/81      30 years   Straight Line
Seven Hills, OH        371        3,771        4,142       2,923         10/82      30 years   Straight Line
Taylorville, IL        492        3,828        4,320       2,942         11/82      Varies     Varies
Urbana, IL             633        4,854        5,487       3,692         11/82      Varies     Varies
Waverly, OH            116          600          716         383         10/82      Varies     Varies
Wheelersburg, OH        84        1,379        1,463         987         10/83      Varies     Varies
Yazoo City, MS         158        2,294        2,452       1,464         09/84      Varies     Varies
                     -----      -------      -------      ------
   Total             9,544      133,591      143,135      82,826
                     =====      =======      =======      ======

                                                                   SCHEDULE III,
                                                                   CONTINUED

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
           Combined Real Estate and Accumulated Depreciation Schedule
                        December 31, 2005, 2004 and 2003
                                 (in thousands)

Properties consist primarily of shopping centers and free standing, single tenant stores.

Depreciation of NPAMLP's investment in building and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building...........30 years   Building components...............15-39 years

The changes in total real estate assets and accumulated depreciation for the years ended December 31, are as follows:

                                 TOTAL REAL ESTATE ASSETS
                              ------------------------------
                                2005       2004       2003
                              --------   --------   --------
Beginning Balance             $167,607   $181,738   $188,739
Improvements                       924      1,350      2,160
Acquisitions                         0      8,131          0
Disposals / write-downs        (25,396)   (23,612)    (9,161)
                              --------   --------   --------
                              $143,135   $167,607   $181,738
                              ========   ========   ========

                                 ACCUMULATED DEPRECIATION
                              ------------------------------
                                2005       2004       2003
                              --------   --------   --------
Beginning Balance             $ 94,944   $105,282   $105,558
Depreciation - Original          3,988      4,420      4,868
Depreciation - Improvements        849        829        771
Disposals                      (16,955)   (15,587)    (5,915)
                              --------   --------   --------
                              $ 82,826   $ 94,944   $105,282
                              ========   ========   ========

                                                                     SCHEDULE IV

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                   Quarterly Results of Operations (Unaudited)
                           December 31, 2005, and 2004
                                 (in thousands)

                                                         Quarter Ended
                                      ---------------------------------------------------
                                      March 31,   June 30,   September 30,   December 31,
                                         2005       2005          2005           2005
                                      ---------   --------   -------------   ------------
Total income                           $ 4,618     $ 4,583      $ 4,426        $ 3,308
Total operating expenses (1)             6,195       6,357        6,617          4,459
                                       -------     -------      -------        -------
Operating loss (1)                      (1,577)     (1,774)      (2,191)        (1,151)
Other income (loss)                         (9)          0            0             (5)
                                       -------     -------      -------        -------
Income (loss) from continuing
   operations (1)                       (1,586)     (1,774)      (2,191)        (1,156)
Income (loss) from discontinued
   operations (1)                            0         237          902          1,410
                                       -------     -------      -------        -------
Net income (loss) (1)                   (1,586)     (1,537)      (1,289)           254
                                       -------     -------      -------        -------
Net income (loss) per unit (1)         $(16.22)    $(15.72)     $(13.19)       $  2.59
                                       =======     =======      =======        =======

                                                         Quarter Ended
                                      ---------------------------------------------------
                                      March 31,   June 30,   September 30,   December 31,
                                         2004       2004         2004            2004
                                      ---------   --------   -------------   ------------
Total income                           $ 4,255     $ 4,444      $ 3,611        $ 2,562
Total operating expenses (1)             6,948       6,205        5,018          4,593
                                       -------     -------      -------        -------
Operating loss (1)                      (2,693)     (1,761)      (1,407)        (2,031)
Other income (loss)                         25          25           --             --
                                       -------     -------      -------        -------
Loss from continuing operations (1)     (2,668)     (1,736)      (1,407)        (2,031)
Income (loss) from discontinued
   operations (1)                       (1,161)      2,198        4,787         (2,158)
                                       -------     -------      -------        -------
Net income (loss) (1)                   (3,829)        462        3,380         (4,189)
                                       -------     -------      -------        -------
Net loss per unit (1)                  $(39.17)    $  4.73      $ 34.58        $(42.86)
                                       =======     =======      =======        =======

(1) Amounts have been restated from previously filed interim financial reports. See Note 15