Form 10-Q
period 2006-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2006-05-15
CIK 926843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                         Commission file number: 0-24816

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                DELAWARE                                          23-2610414
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

 230 SOUTH BROAD STREET, MEZZANINE LEVEL
       PHILADELPHIA, PENNSYLVANIA                                   19064
(Address of principal executive offices)                          (Zip Code)

                                 (215) 790-4700
              (Registrant's telephone number, including area code)

                                     [NONE]
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                   Outstanding at MAY 12, 2006
                -----                   ---------------------------
UNITS OF LIMITED PARTNERSHIP INTEREST           97,752 UNITS

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   Item 1. Combined Financial Statements (Unaudited)

      Combined Balance Sheets - March 31, 2006 and December 31, 2005        1

      Combined Statements of Operations and Changes in Partners'
         Deficit
         - Three months ended March 31, 2006 and 2005                       2

      Combined Statements of Cash Flows
         - Three months ended March 31, 2006 and 2005                       3

      Notes to Combined Financial Statements                                4

   Item 2. Management's Discussion and Analysis of Results of
              Operations and Financial Condition.                           7

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.      7

   Item 4. Controls and Procedures.                                         8

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.                                               9

   Item 2. Unregistered Sales of Equity Securities and Use of
              Proceeds.                                                     9

   Item 3. Defaults Upon Senior Securities.                                 9

   Item 4. Submission of Matters to a Vote of Security Holders.             9

   Item 5. Other Information.                                               9

   Item 6. Exhibits.                                                        9

SIGNATURES

   Signatures                                                              10

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        MARCH 31,
                                                                           2006      DECEMBER 31,
                                                                       (UNAUDITED)       2005
                                                                       -----------   ------------
                                     ASSETS

Rental property, at cost:
   Land                                                                 $  9,544       $  9,544
   Buildings                                                             133,735        133,591
                                                                        --------       --------
                                                                         143,279        143,135
   Less: accumulated depreciation                                         83,909         82,826
                                                                        --------       --------
      Rental property, net                                                59,370         60,309
Cash and cash equivalents                                                  1,229          1,489
Restricted cash                                                              494            648
Investment securities available for sale, at market                          543            503
Tenant accounts receivable, net of allowance of $30 for
   2006 and 2005, respectively                                               362            246
Unbilled rent receivable                                                     427            385
Accounts receivable and other assets (1)                                   1,938          1,974
                                                                        --------       --------
Total assets                                                            $ 64,363       $ 65,554
                                                                        ========       ========

                       LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable (1)                                        $188,307       $189,886
Less: unamortized discount based on imputed interest rate of 12% (1)      88,871         91,169
                                                                        --------       --------
      Wraparound mortgages payable less unamortized discount (1)          99,436         98,717
Due to Pension Groups (1)                                                  3,317          3,237
Other borrowings (1)                                                         630            630
Accounts payable and other liabilities (1)                                 2,706          3,021
Deferred revenue                                                             139            171
Finance lease obligation                                                   1,750          1,750
                                                                        --------       --------
      Total liabilities                                                  107,978        107,526
Partners' deficit                                                        (43,615)       (41,972)
                                                                        --------       --------
Total liabilities and partners' deficit                                 $ 64,363       $ 65,554
                                                                        ========       ========

(1)  See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

       COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                  2006        2005
                                                               ---------   ---------
Income:
   Rental income                                               $   3,209   $   3,070
   Other charges to tenants                                        1,242       1,044
   Interest and dividend income                                       14          24
                                                               ---------   ---------
      Total income                                                 4,465       4,138
                                                               ---------   ---------
Operating expenses:
   Interest expense (1)                                            3,065       2,303
   Real estate taxes                                                 900         839
   Management fees (1)                                               183         159
   Common area maintenance expenses                                  451         605
   Ground rent (1)                                                   147         176
   Repairs and maintenance                                            83          47
   General and administrative                                        152         256
   Depreciation                                                    1,083       1,105
   Amortization                                                       82          47
                                                               ---------   ---------
      Total operating expenses                                     6,146      (5,537)
                                                               ---------   ---------
      Operating loss                                              (1,681)     (1,399)
Other income (loss):
   Realized loss on investment securities                             --          (9)
                                                               ---------   ---------
      Loss from continuing operations                             (1,681)     (1,408)
Discontinued operations:
   Loss from operations of discontinued components                    --        (178)
                                                               ---------   ---------
      Net loss                                                    (1,681)     (1,586)
Partners' deficit:
   Beginning of period                                           (41,972)    (50,483)
   Net change in unrealized gain on investment securities             38         (33)
                                                               ---------   ---------
   End of period                                                ($43,615)   ($52,102)
                                                               =========   =========
Net loss per unit                                               ($ 17.20)   ($ 16.22)
                                                               =========   =========
Weighted average units outstanding                                97,752      97,752
                                                               =========   =========

(1)  See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        -------------------
                                                                          2006       2005
                                                                        --------   --------
Cash flows from operating activities:
   Net loss                                                              ($1,681)   ($1,586)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                         1,083      1,284
      Amortization of discount (1)                                         2,298      2,159
      Realized loss on investment securities                                  --          9
      Change in assets and liabilities:
         Increase in tenant accounts receivable                             (116)      (168)
         Increase in unbilled rent receivable                                (42)       (55)
         Decrease in other assets (1)                                         36         70
         Decrease in accounts payable and other liabilities (1)             (315)       (33)
         (Decrease) increase in deferred revenue                             (32)       157
                                                                        --------   --------
            Net cash provided by operating activities                      1,231      1,837
                                                                        --------   --------
Cash flows from investing activities:
      Improvements to rental property                                       (144)        --
      Decrease (increase) in restricted cash                                 154       (135)
      Purchase of investment securities                                       (2)      (200)
      Sale of investment securities
                                                                              --        387
                                                                        --------   --------
            Net cash provided by investing activities                          8         52
                                                                        --------   --------
Cash flows from financing activities:
      Payments on wraparound mortgages (1)                                (1,579)    (1,700)
      Increase in Due to Pension Groups                                       80         --
                                                                        --------   --------
            Net cash used in financing activities                         (1,499)    (1,700)
                                                                        --------   --------
            (Decrease) increase in cash and cash equivalents                (260)       189
Cash and cash equivalents:
   Beginning of period                                                     1,489        902
                                                                        --------   --------
   End of period                                                        $  1,229   $  1,091
                                                                        ========   ========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                          $    686   $  1,254
                                                                        ========   ========

(1)  See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2006
                             (dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although the Company believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These combined financial statements should be read in conjunction with the combined financial statements and notes thereto filed with Form 10-K for the year ended December 31, 2005.

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

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Other Assets on the Combined Balance Sheets at March 31, 2006. Also, included in Accounts receivable and other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest at March 31, 2006. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative on the Combined Statements of Operations. National Property Analysts Employee Partnership (NPAEP) and Penn Valley Pension Group (PVPG), collectively, hold the Wraparound mortgages payable. Lipkin controls NPAEP and PVPG, which collectively own approximately 100% of the outstanding balance of the Wraparound mortgages payable. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities is $2,036 and $1,981 due EBL&S at March 31, 2006 and December 31, 2005, respectively.

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

In October 2005, a limited liability company controlled by Lipkin acquired the land in San Mateo, California, that is leased by NPAMLP. NPAMLP leases the land under a ground lease that is scheduled to expire in February 2025. Annual rent due under the ground lease is $96.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2006
                             (dollars in thousands)

Note 4: Major Tenants

NPAMLP's primary anchor tenants are Kmart Corporation and its subsidiaries ("Kmart") and CVS Corporation ("CVS"). For the three months ended March 31, 2006 and 2005, Kmart accounted for approximately 29% and 28% respectively, of the rental income received by NPAMLP, and CVS accounted for approximately 11% and 9%, respectively, of the rental income received by NPAMLP. In January 2002, Kmart filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. In January 2003, Kmart filed its Joint Plan of Reorganization and corresponding Disclosure Statement with the United States Bankruptcy Court. The Plan of Reorganization was confirmed in the second quarter of 2003. As of March 31, 2006, NPAMLP had 11 leases with Kmart aggregating approximately 1,042,000 square feet and 5 leases with CVS aggregating approximately 49,000 square feet. As of March 31, 2006, Kmart owed NPAMLP approximately $184 under its leases, and CVS had no outstanding balances under its leases owed to NPAMLP.

Note 5: Ground Leases / Finance Lease Obligation

During the year ended December 31, 1991, NPAMLP sold the land underlying five of its properties including the Kalamazoo, Michigan; Philadelphia, Pennsylvania and Seven Hills, Ohio properties and simultaneously entered into ground leases to leaseback the land from the buyer that expire between 2003 and 2012. The aggregate proceeds from the five land sales were $2,650 and were recorded as Finance lease obligations. The amounts paid in accordance with these ground leases are recorded as interest expense. Any gain or loss from the transactions will be recognized at the date upon which title to the buildings is conveyed to the ground lessor. During the term of these ground leases, including renewal options, NPAMLP is responsible for maintaining the buildings and building improvements, as well as making the respective mortgage payments. Under the terms of the 1991 sales, at the expiration of the respective 1991 ground leases, including renewal options, title to the buildings will be conveyed to the buyer with no additional consideration and any amounts still outstanding under the respective wraparound mortgages will remain the liability of NPAMLP.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2006
                             (dollars in thousands)

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2006
                             (dollars in thousands)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources

Net cash provided by operating and investing activities for the three-month period ended March 31, 2006 was $1,231 and $8, respectively. Net cash used in financing activities was $1,499. As a result of the above, there was a $260 decrease in cash and cash equivalents for the three months ended March 31, 2006.

As of March 31, 2006 NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, a related party, under which E&H has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines were comprised of a $2,000 and a $500 line of credit. The lines bear interest at a variable rate, based on the prime rate (7.5% at March 31, 2006), and have no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of March 31, 2006, there were $630 of advances and $12 of related accrued interest under the NPAMLP Lines.

As of March 31, 2006, the third party underlying mortgages were current for all the properties.

As of March 31, 2006, NPAMLP was obligated for approximately $22 of capital commitments, which are primarily for capital repairs.

Critical Accounting Policies

There were no significant changes to NPAMLP's critical accounting policies and estimates during the three-month period ended March 31, 2006.

Results of Operations

NPAMLP owned 29 and 32 properties at March 31, 2006 and 2005, respectively.

Loss from continuing operations increased for the three-month period ended March 31, 2006 versus March 31, 2005 by $273. The increase in net loss for the three-month period ended March 31, 2006 was primarily due to increases in interest expense arising from the properties acquired to complete tax-deferred sale transactions. The increase in interest expense was partially offset by increases in rental income attributable to the properties acquired in November and December of 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2005. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2005.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2006
                             (dollars in thousands)

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

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit
  No.     Description
-------   -----------
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

                                        Date: May 12, 2006

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