Form 10-Q/A
period 2005-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2006-07-07
CIK 926843

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 for the quarterly period ended March 31, 2005.
                                       OR
    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
--- Act of 1934 for the transition period from               to             .
                                               -------------    ------------

                                     0-24816
                            (Commission File Number)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                                         23-2610414
---------------------------------              ---------------------------------
  (State or other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)

                         230 S. Broad Street, Mezzanine
                        Philadelphia, Pennsylvania 19102
                        --------------------------------
                    (Address of Principal Executive Offices)

        Registrant's telephone number, including area code: 215-790-4700

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes     No  X
                            ---    ---

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

                      Units of Limited Partnership Interest
                      -------------------------------------
                                  97,752 units
                                  ------------

                          (Outstanding at May 12, 2005)

EXPLANATORY NOTE

National Property Analysts Master Limited Partnership ("NPAMLP") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") solely to amend its interim financial statements and disclosures in its Quarterly Report on Form 10-Q for the three month period ended March 31, 2005 (the "Form 10-Q"), which was originally filed with the Securities and Exchange Commission (the "Commission") on May 13, 2005. The purpose of this Amendment No. 1 is to restate the balance sheet, statement of operations and statement of cash flows for the three month period ended March 31, 2005 and certain other disclosures included in the Form 10-Q for the period then ended relating to NPAMLP's accounting for the forgiveness of wraparound mortgage indebtedness and in its application of the interest method utilized in the amortization of the discount on the wraparound mortgages, as more fully described below.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of the balance sheet, statements of operations and cash flow, Note 5 to the Combined Financial Statements and Item 2. -- Management's Discussion and Analysis of Results of Operations and Financial Condition, as amended, and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to the three month period ended March 31, 2005. This Amendment No. 1 contains only the sections and exhibits to the Form 10-Q that are being amended and restated with the exception of Note 3 to the financial statements, which is being included for ease of reference. The sections of and exhibits to the Form 10-Q as originally filed, which are not included herein, are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

As previously noted in our Form 8-K filed on February 15, 2006, and in our Form 10-K for the year ended December 31, 2005 filed on March 31, 2006, NPAMLP determined that its method of accounting for the forgiveness of wraparound mortgage indebtedness and its application of the interest method utilized in the amortization of the discount on the wraparound mortgages was not in accordance with accounting principles generally accepted in the United States of America. As a result, NPAMLP has restated in its annual report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, the combined balance sheet and combined statements of operation, cash flows and partners' deficit for the years ended December 31, 2004 and 2003. The restatement also affected periods prior to 2003. Notes 12 and 15 to the financial statements included in the Form 10-K show the impact of the restatement to partners' deficit as of January 1, 2003 and to the combined statements of operations for 2004 and 2003.

Forgiveness of wraparound mortgage indebtedness
-----------------------------------------------

NPAMLP historically has accounted for the forgiveness of wraparound mortgage indebtedness arising from the disposition of property as a component of the recognized gain or loss on disposition, and disclosed the gain or loss as a separate line item on the combined statement of operations in the year of the forgiveness. The wrap mortgage indebtedness is controlled by Edward Lipkin, a related party. Footnote 1 of APB 26 requires that forgiveness of debt from a related party be accounted for as a capital transaction. Therefore, NPAMLP is now accounting for such forgiveness of wraparound mortgage indebtedness as a capital transaction.

Amortization of discount on wraparound mortgages
------------------------------------------------

Additionally, NPAMLP amortizes the discount on the wraparound mortgages using the interest method. However, in January 2006, NPAMLP concluded that for certain properties acquired pursuant to tax deferred exchange transactions, the amortization of the discount included balloon amortization that was not wholly consistent with the interest method required in accordance with accounting principles generally accepted in the United States of America. NPAMLP has revised the amortization of the discount on the affected properties to be consistent with the interest method.

This Amendment No.1 on Form 10-Q/A to the quarterly report on Form 10-Q for the three month periods ended March 31, 2005 and 2004, initially filed on May 13, 2005 with the Commission, is being filed to reflect the restatements described above to the combined balance sheet at March 31, 2005 and to the combined statements of operations, partners' deficit and cash flows for the three month periods ended March 31, 2005 and 2004.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX
                                      -----


                                                                                       Page No.
                                                                                       -------
PART I.  FINANCIAL INFORMATION
------------------------------

  Item 1.  Combined Financial Statements (Unaudited)

      Combined Balance Sheets  - March 31, 2005 and December 31, 2004                     1

      Combined Statements of Operations and Changes in Partners' Deficit
          - Three months ended March 31, 2005 and 2004                                    2

      Combined Statements of Cash Flows
          - Three months ended March 31, 2005 and 2004                                    3

      Notes to Combined Financial Statements                                              4

  Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition.                                           6


PART II.  OTHER INFORMATION
---------------------------

  Item 6.  Exhibits.                                                                      8

SIGNATURES
----------

  Signatures                                                                              9

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   MARCH 31,           DECEMBER 31,
                                  ASSETS                                            2005                  2004
                                                                                (UNAUDITED AND         (RESTATED)
                                                                                   RESTATED)
                                                                                ----------------------------------
Rental property, at cost:
  Land                                                                          $     11,167           $   11,167
  Buildings                                                                          156,440              156,440
                                                                                ----------------------------------
                                                                                     167,607              167,607
  Less: accumulated depreciation                                                      96,228               94,944
                                                                                ----------------------------------
       Rental property, net                                                           71,379               72,663

Cash and cash equivalents                                                              1,091                  902
Restricted cash                                                                          941                  806
Investment securities available for sale, at market                                      908                1,137
Tenant accounts receivable, net of allowance of $30 for
  2005 and 2004, respectively                                                            224                   56
Unbilled rent receivable                                                                 195                  140
Accounts receivable and other assets (1)                                               1,917                1,987
                                                                                ----------------------------------

Total assets                                                                    $     76,655           $   77,691
                                                                                ==================================

                     LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable (1)                                                     216,659              218,359
Less: unamortized discount based on imputed interest rate of 12% (1) (2)             104,284              106,443
                                                                                ----------------------------------

       Wraparound mortgages payable less unamortized discount (1) (2)                112,375              111,916

Due to Pension Groups (1)                                                              1,339                1,339
Other borrowings (1)                                                                   1,558                1,558
Accounts payable and other liabilities (1)                                             2,904                2,937
Deferred revenue                                                                         395                  238
Finance lease obligation                                                               1,750                1,750
                                                                                ----------------------------------

       Total liabilities                                                             120,321              119,738

Partners' deficit (2)                                                                (43,666)             (42,047)
                                                                                ----------------------------------

Total liabilities and partners' deficit                                         $     76,655           $   77,691
                                                                                ==================================

(1) See Note 3:  Related Party Transactions.
(2) See Note 8: Restatement of Financial Statements/Prior Period Adjustment See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                                                      THREE MONTHS ENDED
                                                                                      MARCH 31, (RESTATED)
                                                                                -------------------------------
                                                                                     2005                 2004
                                                                                -------------------------------
Income:
  Rental income                                                                      3,412               3,084
  Other charges to tenants                                                           1,182               1,038
  Interest and dividend income                                                          24                  21
                                                                                -------------------------------
       Total income                                                                  4,618               4,143
                                                                                -------------------------------

Operating expenses:
  Interest expense (1) (2)                                                           2,561               3,359
  Real estate taxes                                                                    893                 729
  Management fees (1)                                                                  176                 175
  Common area maintenance expenses                                                     710                 711
  Ground rent                                                                          176                 176
  Repairs and maintenance                                                               75                  94
  General and administrative                                                           266                 349
  Depreciation                                                                       1,284               1,217
  Amortization                                                                          54                  57
                                                                                -------------------------------
       Total operating expenses                                                      6,195               6,867
                                                                                -------------------------------
       Operating loss                                                               (1,577)             (2,724)

Other income (loss):
  Realized gain (loss) on investment securities                                         (9)                 25
                                                                                -------------------------------
       Loss from continuing operations                                              (1,586)             (2,699)

Discontinued operations:
  Loss from operations of discontinued components                                        -                (431)
  Loss on disposition of properties , net                                                -                (604)
                                                                                -------------------------------
       Net loss                                                                     (1,586)             (3,734)

Partners' deficit:
  Beginning of period                                                              (42,047)            (43,506)
  Forgiveness of wraparound mortgages payable
    on disposition of properties (1) (2)                                                 -               3,440
  Net change in unrealized loss on investment securities                               (33)                 (9)
                                                                                -------------------------------

  End of period                                                                 $  (43,666)         $  (43,809)
                                                                                ===============================

Net loss per unit                                                               $   (16.22)         $   (38.20)
                                                                                ===============================

(1) See Note 3:  Related Party Transactions.
2) See Note 8: Restatement of Financial Statements/Prior Period Adjustment See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)
                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                      MARCH 31, (RESTATED)
                                                                                --------------------------------
                                                                                     2005                 2004
                                                                                --------------------------------
Cash flows from operating activities:
  Net loss                                                                         ($1,586)             ($3,734)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation                                                                  1,284                1,353
       Amortization of discount (1)                                                  2,159                1,964
       Reduction in provision for bad debts                                              -                 (120)
       Net gain on disposition of properties                                                                604
       Realized (gain) loss on investment securities                                     9                  (25)
       Change in assets and liabilities:
         Decrease (increase) in tenant accounts receivable                            (168)                 182
         (Increase) decrease in unbilled rent receivable                               (55)                   -
         Decrease (increase) in other assets (1)                                        70                 (319)
         (Decrease) increase in accounts payable and other liabilities (1)             (33)                (555)
         Increase in deferred revenue                                                  157                   79
                                                                                --------------------------------
       Net cash provided by (used in) operating activities                           1,837                 (571)
                                                                                --------------------------------

Cash flows from investing activities:
  Disposition of properties                                                              -                  311
  Improvements to rental property                                                        -                 (150)
  Decrease in restricted cash                                                         (135)               1,158
  Purchase of investment securities                                                   (200)                 (12)
  Sale of investment securities                                                        387                  180
                                                                                --------------------------------
       Net cash used in investing activities                                            52                1,487
                                                                                --------------------------------

Cash flows from financing activities:
  Payments on wraparound mortgages (1)                                              (1,700)              (1,889)
  Proceeds from other borrowings                                                         -                  614
                                                                                --------------------------------
       Net cash used in financing activities                                        (1,700)              (1,275)
                                                                                --------------------------------

       Increase (decrease) in cash and cash equivalents                                189                 (359)
Cash and cash equivalents:
  Beginning of period                                                                  902                  773
                                                                                --------------------------------
  End of period                                                                     $1,091                 $414
                                                                                ================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                          $1,254               $1,837
Supplemental disclosure of non-cash investing and financing activities:
  Reduction in wraparound mortgages from forgiveness
    or assumption of debt, net of related discount                                       -               $3,939
  Net book value of properties conveyed                                                  -               $1,814
                                                                                ================================

(1) See Note 3:  Related Party Transactions.
See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2005
                             (dollars in thousands)


Note 3:  Related Party Transactions
-----------------------------------

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


Note 5:  Ground Leases/Finance Lease Obligation
-------------------------------------------------

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

On January 1, 2004, the ground lease on the Chesapeake property was terminated and the property was conveyed to the ground lessor according to the terms of the 1991 agreement. As a result of this transaction, the Finance lease obligation was reduced by $400 and a net gain was recorded for $604. The balance of the wraparound mortgages, net of discounts, in the amount of $3,440 was forgiven by NPAEP and recognized as a reduction to partners' deficit.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2005
                             (dollars in thousands)


Note 8: Restatement of Financial Statements/Prior Period Adjustment
---------------------------------------------------------------------

NPAMLP had historically accounted for the forgiveness of wraparound mortgage indebtedness arising from the disposition of a property as a component of the recognized gain or loss on disposition, and reported those gains or losses in the discontinued operations section of the Statement of Operations and Changes in Partners' Deficit in the year of disposition. For the years ended December 31, 2004 and 2003, NPAMLP determined that since the wraparound mortgages were payable to and were forgiven by a related party (see Note 3), such forgiveness should have been accounted for as a capital transaction in accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt. As a result, NPAMLP has restated its financial statements for the years ended December 31, 2004 and 2003 and is restating its interim financial statements for the three-month periods ending March 31, 2005 and 2004. Consequently, net income for the period ended March 31, 2004 decreased by $3,440. The restatement had no effect on partners' deficit for the period ended March 31, 2004.

In addition, NPAMLP concluded that for certain properties acquired pursuant to certain tax deferred exchange transactions, the amortization of the discount on the wraparound mortgages was not consistent with the interest method, and did not result in a constant rate of interest. As a result, NPAMLP has restated its financial statements for the years ended December 31, 2004 and 2003and is restating its interim financial statements for the three-month periods ending March 31, 2005 and 2004. Consequently, interest expense for the period ending March 31, 2004 has been increased by $299. The restatement did not impact the statements of operation or cash flows for the period ended March 31, 2005. For the years prior to 2003, the cumulative effect of the correction, in the amount of $55, has been recognized as a prior period adjustment increasing the Partners' deficit of NPAMLP as of January 1, 2003.

The Discount on wraparound mortgages represents the difference between the present value of the mortgage payments due at the stated rate and the imputed rate. Effective January 1, 2003, NPAMLP re-evaluated the balance of the discount on wraparound mortgages to consider the cumulative effect of the changes in future cash flows required under the wraparound mortgage obligations. These changes to the original estimate arose from reductions in the balloon payments due on the wraparound mortgages arising from partial sales of certain properties, reductions in the annual payments required under the wraparound mortgages and the change in interest rate pursuant to the future interest agreement. The resultant calculation of the estimated value of the discount on wraparound mortgages increased the discount by $10,689, which was recognized as a prior period adjustment decreasing the Partners' deficit of NPAMLP as of January 1, 2003. The prior period adjustment had no effect on net loss or net loss per unit for 2003.

The following is a summary of the impact of the restatement on the Combined Statements of Operations and Changes in Partners' Deficit for the three-month periods ended March 31, 2005 and 2004. The amounts reflected below may differ from amounts reported on the Combined Statement of Operations due to adjustments related to SFAS 144 for the measurement of long-lived assets to be disposed of by sale:

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2005
                             (dollars in thousands)

                                                         As originally
       2005                                                stated          As adjusted
       ----------------------------------------------- ----------------  ----------------
       Unamortized discount based on imputed rate of          $ 95,848         $104,284
       12% - March 31,2005

       Partners' deficit -- March 31, 2005                     (52,102)         (43,666)


       2004
       -----------------------------------------------
       Interest expense                                          3,060            3,359

       Net loss from continuing operations                      (2,400)          (2,699)

       Net income (loss)                                             5           (3,734)

       Net income (loss) per unit                                 0.05           (38.20)

       Partners' deficit -- January 1, 2004                    (53,140)         (43,506)

       Partners' deficit -- March 31, 2004                     (53,144)         (43,809)


Item 2. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
        Financial Condition
        -------------------

Results of Operations
---------------------

NPAMLP owned 32 and 36 properties at March 31, 2005 and 2004, respectively.

NPAMLP's primary anchor tenant is Kmart, which accounted for approximately 28% and 33% of the rental income earned by NPAMLP for the three months ended March 31, 2005 and 2004, respectively. In January 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. However by May 6, 2003, a Joint Plan of Reorganization was confirmed by the Bankruptcy Court and Kmart emerged from the Court's protection. Kmart's reorganization did not have a material adverse impact on NPAMLP's financial position or results of operations. As of March 31, 2005, NPAMLP had 11 remaining leases with Kmart aggregating approximately 1,042,000 square feet.

In August 2003, the lender on the Lake Mary property commenced an action to foreclose on its mortgage.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                 March 31, 2005
                             (dollars in thousands)

NPAMLP is the beneficiary of a trust ("Lake Mary Trust"), which owns the Lake Mary property. In September 2003, Lake Mary Trust filed for protection under Chapter 11 of the United States Bankruptcy Code. In October 2003, Lake Mary Trust and its lender entered into an agreement whereby Lake Mary Trust could satisfy the mortgage at a discount by April 2004. In February 2004, the mortgage was refinanced and the discount was taken. Management believes that it is the intention of Lake Mary Trust to sell or lease the property to a major retailer. As of March 31, 2005, the carrying value of this property was $6,818 and the balance of the related wraparound mortgages payable, net of discounts, was $3,161.

In February 2004, a portion of the East Haven, Connecticut property was disposed in a condemnation action. The net gain on this transaction was $300.

On January 1, 2004, the ground lease on the Chesapeake property was terminated and the property was conveyed to the ground lessor according to the terms of the 1991 agreement. As a result of this transaction, the Finance lease obligation was reduced by $400 and a net gain was recorded for $604. The balance of the wraparound mortgages, net of discounts, in the amount of $3,440 was forgiven by NPAEP and recognized as a reduction to partners' deficit.

                           PART II - OTHER INFORMATION

Item 6. Exhibits
-----------------

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


                             National Property Analysts Master Limited
                             Partnership
                             -----------
                             (Registrant)

                             Date: May 17, 2006
                                   ------------


                             By: EBL&S, Inc., its managing general partner
                                 -----------------------------------------

                             By: /s/ Edward B. Lipkin
                                 --------------------
                             Name:  Edward B. Lipkin
                             Title: President


                             By: Feldman International, Inc., its equity general
                                 -----------------------------------------------
                                 partner
                                 -------

                             By: /s/ Robert McKinney
                                 -------------------
                             Name:  Robert McKinney
                             Title: President