Form 10-Q/A
period 2005-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2006-08-11
CIK 926843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2005.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________ to _____________

                                     0-24816
                                     -------
                            (Commission file number)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                                23-2610414
                 --------                                ----------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

    230 South Broad Street, Mezzanine Level, Philadelphia, Pennsylvania 19102
    -------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)

                                 (215) 790-4700
                                 ---------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

    Units of Limited Partnership Interest              97,752 units
    -------------------------------------              ------------
                   (Class)                      (Outstanding at August 12, 2005)

EXPLANATORY NOTE

National Property Analysts Master Limited Partnership ("NPAMLP") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") solely to amend its interim financial statements and disclosures in its Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2005 (the "Form 10-Q"), which was originally filed with the Securities and Exchange Commission (the "Commission") on August 13, 2005. The purpose of this Amendment No. 1 is to restate the balance sheet, statement of operations and changes in Partners' deficit and statement of cash flows for the three and six month periods ended June 30, 2005 and certain other disclosures included in the Form 10-Q for the period then ended relating to NPAMLP's accounting for the forgiveness of wraparound mortgage indebtedness and in its application of the interest method utilized in the amortization of the discount on the wraparound mortgages, as more fully described below.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of the balance sheet, statements of operations and changes in Partners' deficit and cash flow, Note 5 to the Combined Financial Statements and Item 2. - Management's Discussion and Analysis of Results of Operations and Financial Condition, as amended, and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to the three and six-month periods ended June 30, 2005. This Amendment No. 1 contains only the sections and exhibits to the Form 10-Q that are being amended and restated with the exception of Note 3 to the combined financial statements, which is being included for ease of reference. The sections of and exhibits to the Form 10-Q as originally filed, which are not included herein, are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

As previously noted in our Form 8-K filed on February 15, 2006, and in our Form 10-K for the year ended December 31, 2005 filed on March 31, 2006, NPAMLP determined that its method of accounting for the forgiveness of wraparound mortgage indebtedness and its application of the interest method utilized in the amortization of the discount on the wraparound mortgages was not in accordance with accounting principles generally accepted in the United States of America. As a result, NPAMLP has restated in its annual report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, the combined balance sheet and combined statements of operation, cash flows and partners' deficit for the years ended December 31, 2004 and 2003. The restatement also affected periods prior to 2003. Note 12 to the financial statements included in the Form 10-K shows the impact of the restatement to partners' deficit as of January 1, 2003.

Forgiveness of wraparound mortgage indebtedness

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

This Amendment No.1 on Form 10-Q/A to the quarterly report on Form 10-Q for the three and six month periods ended June 30, 2005, initially filed on August 13, 2005 with the Commission, is being filed to reflect the restatements described above to the combined balance sheet at June 30, 2005 and to the combined statements of operations, partners' deficit and cash flows for the three and six month periods ended June 30, 2005.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX

                                                                          PAGE NO.
                                                                          --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Combined Financial Statements (Unaudited)

      Combined Balance Sheets  - June 30, 2005 and December 31, 2004         1

      Combined Statements of Operations and Changes in Partners' Deficit
          - Three (3) and six (6) months ended June 30, 2005 and 2004        2

      Combined Statements of Cash Flows
          -Six (6) months ended June 30, 2005 and 2004                       3

      Notes to Combined Financial Statements                                 4

  Item 2.  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition.                         5

PART II.  OTHER INFORMATION

  Item 6.  Exhibits.                                                         8

SIGNATURES

  Signatures                                                                 9

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                JUNE 30,
                                                                                  2005      DECEMBER 31,
                                                                            (UNAUDITED AND      2004
                                                                               RESTATED)     (RESTATED)
                                                                            --------------  ------------
                                     ASSETS

Rental property, at cost:
    Land                                                                    $       10,671  $     11,167
    Buildings                                                                      151,549       156,440
                                                                            --------------  ------------
                                                                                   162,220       167,607
    Less: accumulated depreciation                                                  93,175        94,944
                                                                            --------------  ------------
            Rental property, net                                                    69,045        72,663

Cash and cash equivalents                                                              993           902
Restricted cash                                                                        896           806
Investment securities available for sale, at market                                    958         1,137
Tenant accounts receivable, net of allowance of $30 for
    2005 and 2004, respectively                                                        139            56
Unbilled rent receivable                                                               177           140
Accounts receivable and other assets (1)                                             2,270         1,987
                                                                            --------------  ------------

Total assets                                                                $       74,478  $     77,691
                                                                            ==============  ============

                        LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable (1)                                            $      200,968  $    218,359
Less: unamortized discount based on imputed interest rate of 12% (1) (2)            95,246       106,443
                                                                            --------------  ------------

            Wraparound mortgages payable less unamortized discount (1) (2)         105,722       111,916

Due to Pension Groups (1)                                                            2,735         1,339
Other borrowings (1)                                                                 1,528         1,558
Accounts payable and other liabilities (1)                                           3,438         2,937
Deferred revenue                                                                       261           238
Finance lease obligation                                                             1,750         1,750
                                                                            --------------  ------------

            Total liabilities                                                      115,434       119,738

Partners' deficit                                                                  (40,956)      (42,047)
                                                                            --------------  ------------

Total liabilities and partners' deficit (2)                                 $       74,478  $     77,691
                                                                            ==============  ============

(1)   See Note 3: Related Party Transactions.

(2)   See Note 8: Restatement of Financial Statements / Prior Period Adjustment

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                                       THREE MONTHS          SIX MONTHS
                                                                           ENDED                ENDED
                                                                    JUNE 30,(RESTATED)    JUNE 30,(RESTATED)
                                                                   -------------------   -------------------
                                                                     2005       2004       2005       2004
                                                                   --------   --------   --------   --------
Income:
    Rental income                                                   $ 3,434    $ 3,211    $ 6,834    $ 6,588
    Other charges to tenants                                          1,120      1,212      2,294      2,286
    Interest and dividend income                                         29         44         53         67
                                                                   --------   --------   --------   --------
            Total income                                              4,583      4,467      9,181      8,941
                                                                   --------   --------   --------   --------

Operating expenses:
    Interest expense (1) (2)                                          3,165      2,389      5,570      6,126
    Real estate taxes                                                   863        959      1,731      1,688
    Management fees (1)                                                 271        204        446        398
    Common area maintenance expenses                                    480        714      1,151      1,435
    Ground rent                                                         140        219        316        404
    Repairs and maintenance                                             164        170        237        247
    General and administrative (1)                                       17        320        279        688
    Depreciation                                                      1,208      1,183      2,448      2,477
    Amortization                                                         49         60        103        117
                                                                   --------   --------   --------   --------
            Total operating expenses                                  6,357      6,218     12,281     13,580
                                                                   --------   --------   --------   --------
            Operating loss                                           (1,774)    (1,751)    (3,100)    (4,639)

Other income (loss):
    Realized gain (loss) on investment securities                        --         25         (9)        50
                                                                   --------   --------   --------   --------
            Loss from continuing operations                          (1,774)    (1,726)    (3,109)    (4,589)

Discontinued operations:
    Loss from operations of discontinued components                     (52)      (486)      (303)      (640)
    Gain on disposition of properties                                   289      2,151        289      1,434
                                                                   --------   --------   --------   --------
            Net loss                                                 (1,537)       (61)    (3,123)    (3,795)

Partners' deficit:
    Beginning of period                                             (43,666)   (43,740)   (42,047)   (43,506)
    Forgiveness of wraparound mortgages payable (1) (2)               4,246         --      4,246      3,440

    Net change in unrealized gain (loss) on investment securities         1        (68)       (32)        (8)
                                                                   --------   --------   --------   --------
    End of period                                                  ($40,956)  ($43,869)  ($40,956)  ($43,869)
                                                                   ========   ========   ========   ========
Net loss per unit                                                  ($ 15.72)  ($   .62)  ($ 31.95)  ($ 38.82)
                                                                   ========   ========   ========   ========

(1)   See Note 3: Related Party Transactions.

(2)   See Note 8: Restatement of Financial Statements / Prior Period Adjustment

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED JUNE 30, (RESTATED)
                                                                         ------------------------------------
                                                                             2005                    2004
                                                                         -------------          -------------
Cash flows from operating activities:
      Net loss                                                                 ($3,123)               ($3,795)
      Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation                                                         2,507                  2,706
            Amortization of discount (1)                                         4,318                  4,404
            Reduction in provision for bad debts                                    --                   (120)
            Net gain on disposition of properties (1)                             (289)                (1,546)
            Gain on finance lease obligation                                        --                   (400)
            Realized loss (gain) on investment securities                            9                    (50)
            Change in assets and liabilities:
                    (Increase) decrease in tenant accounts receivable              (83)                   136
                    Increase in unbilled rent receivable                           (37)                   (22)
                    Increase in tenant leasing costs                                --                    (11)
                    Increase in other assets (1)                                  (283)                  (148)
                    Increase (decrease) in accounts payable and other
                    liabilities (1)                                                501                   (337)
                    Increase in deferred revenue                                    23                     58
                                                                         -------------          -------------
                Net cash provided by operating activities                        3,543                    875
                                                                         -------------          -------------

Cash flows from investing activities:
      Disposition of properties                                                  1,863                  4,243
      Improvements to rental property                                             (463)                  (879)
      (Decrease) increase in restricted cash                                       (90)                 1,255
      Increase in other assets                                                      --                   (250)
      Purchase of investment securities                                           (257)                  (179)
      Sale of investment securities                                                397                    405
                                                                         -------------          -------------
                Net cash provided by investing activities                        1,450                  4,595
                                                                         -------------          -------------

Cash flows from financing activities:
      Payments on wraparound mortgages (1)                                      (6,268)                (5,890)
      Increase in due to/from pension groups                                     1,396                     --
      (Payments on) proceeds from other borrowings                                 (30)                   250
                                                                         -------------          -------------
                Net cash used in financing activities                           (4,902)                (5,640)
                                                                         -------------          -------------
                Increase (decrease) in cash and cash equivalents                    91                   (170)

Cash and cash equivalents:
  Beginning of period                                                              902                    773
                                                                         -------------          -------------
  End of period                                                           $        993           $        603
                                                                         =============          =============
Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                          $      1,370           $      2,480
Supplemental disclosure of non-cash investing and financing activities:
        Reduction in wraparound mortgages from forgiveness
            or assumption of debt, net of related discount                $      4,246           $      3,440

(1)   See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2005
                             (dollars in thousands)

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc. (EBL&S), which is owned entirely by E&H Properties, Inc. (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Other Assets on the Combined Balance Sheets at June 30, 2005 and December 31, 2004. Also, included in Accounts Receivable and Other Assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest at June 30, 2005 and December 31, 2004. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and Administrative on the Combined Statements of Operations. National Property Analysts Employee Partnership (NPAEP), Penn Valley Pension Group (PVPG) and Main Line Pension Group hold the Wraparound Mortgages Payable. Lipkin controls NPAEP and PVPG, which collectively own approximately 97% of the outstanding balance of the wraparound mortgages payable. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within accounts payable and other liabilities is $1,756 and $1,437 due EBL&S at June 30, 2005 and December 31, 2004, respectively.

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

On January 1, 2004, the ground lease on the Chesapeake property was terminated and the property was conveyed to the ground lessor according to the terms of the 1991 agreement. As a result of this transaction, the Finance lease obligation was reduced by $400 and a net gain was recognized for $604. The balance of the wraparound mortgages, net of discounts, in the amount of $3,440 was forgiven by NPAEP and recognized as a reduction to partners' deficit.

Note 6: Disposition of Properties / Subsequent Event

In October 2004, NPAMLP entered into a contract to sell the property in Bowling Green, Ohio to an unrelated third party. In May 2005 NPAMLP closed on the sale of the Bowling Green property. As a result, a net gain of $281 was recognized in the second quarter of 2005. The balance of the wraparound mortgages, net of discounts, in the amount of $4,009 was forgiven by NPAEP and recognized as a reduction to partners' deficit.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2005
                             (dollars in thousands)

In November and December of 2004 NPAMLP sold the properties in Crescent City, California and International Falls, Minnesota, respectively, in transactions structured to be tax-deferred exchanges in accordance with Section 1031 of the Internal Revenue Code. The purchase side of these transactions was not completed by NPAMLP in the one hundred eighty day time period allotted by the Internal Revenue Code. NPAEP agreed to forgive the balance of the wraparound mortgages that it held on these properties after the time period to complete the tax-deferred exchange elapsed, and accordingly NPAMLP recognized a gain on the forgiveness of the wraparound mortgages, net of discounts, of $237.

In July 2005 NPAMLP sold a portion of the property in Waverly, Ohio to the anchor tenant at this property. As a result of this sale, a net gain of $1,102 will be recognized in the third quarter.

Note 8: Restatement of Financial Statements / Prior Period Adjustment

NPAMLP had historically accounted for the forgiveness of wraparound mortgage indebtedness arising from the disposition of a property as a component of the recognized gain or loss on disposition, and reported those gains or losses in the discontinued operations section of the Statement of Operations and Changes in Partners' Deficit in the year of disposition. For the years ended December 31, 2004 and 2003, NPAMLP determined that since the wraparound mortgages were forgiven by a related party (see Note 3), such forgiveness should have been accounted for as a capital transaction in accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt. As a result, NPAMLP has restated its financial statements for the years ended December 31, 2004 and 2003 and is restating its interim financial statements for each of the three and six month periods ending June 30, 2005 and 2004. Consequently, net income for the three and six-month periods ended June 30, 2005 decreased by $5,071. Net income for the three and six-month periods ended June 30, 2004 decreased by $3,440. The restatement had no effect on partners' deficit for the three month period ended June 30, 2004.

In addition, NPAMLP concluded that for certain properties acquired pursuant to certain tax deferred exchange transactions, the amortization of the discount on the wraparound mortgages was not consistent with the interest method, and did not result in a constant rate of interest. As a result, NPAMLP has restated its financial statements for the years ended December 31, 2004 and 2003 and is restating its interim financial statements for each of the three and six month periods ending June 30, 2005 and 2004. Consequently, interest expense for the three and six month periods ending June 30, 2004 has been increased by $299 and $598, respectively. For the years prior to 2003, the cumulative effect of the correction, in the amount of $55, has been recognized as a prior period adjustment, increasing the Partners' deficit of NPAMLP as of January 1, 2003.

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

The following is a summary of the impact of the restatement on the Combined Statements of Operations and Changes in Partners' Deficit for each of the three and six-month periods ended June 30, 2005 and 2004. The amounts reflected below may differ from amounts reported on the Combined Statement of Operations due to adjustments related to SFAS 144 for the measurement of long-lived assets to be disposed of by sale:

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2005
                             (dollars in thousands)

                                                         Three months ended          Six months ended
                                                           June 30, 2005              June 30, 2005
                                                   --------------------------   ---------------------------
                                                   As originally                As originally
                                                      stated      As adjusted       stated      As adjusted
                                                   -------------  -----------   -------------   -----------
Net income (loss)                                          3,534       (1,537)          1,948        (3,123)

Net income (loss) per unit                                 36.15       (15.72)          19.93        (31.95)

Unamortized discount based on imputed rate of 12%                                      87,635        95,246

Partners' deficit - June 30, 2005                                                     (48,567)      (40,956)

                                                         Three months ended         Six months ended
                                                           June 30, 2004              June 30, 2004
                                                   --------------------------   ---------------------------
                                                   As originally                As originally
                                                      stated      As adjusted    stated         As adjusted
                                                   -------------  -----------   -------------   -----------
Interest expense                                           2,090        2,389           5,528         6,126

Net loss from continuing operations                       (1,427)      (1,726)         (3,991)       (4,589)

Net income (loss)                                            238          (61)            243        (3,795)

Net income (loss) per unit                                  2.43         (.62)           2.49        (38.82)

Partners' deficit  -  January 1, 2004                                                 (53,209)      (43,506)

Partners' deficit  -  June 30, 2004                                                   (52,974)      (43,938)

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

In October 2004, NPAMLP entered into a contract to sell the property in Bowling Green, Ohio to an unrelated third party. In May 2005 NPAMLP closed on the sale of the Bowling Green property. As a result, a net gain of $281 was recognized in the second quarter of 2005. The balance of the wraparound mortgages, net of discounts, in the amount of $4,009 was forgiven by NPAEP and recognized as a reduction to partners' deficit.

In November and December of 2004 NPAMLP sold the properties in Crescent City, California and International Falls, Minnesota, respectively, in transactions structured to be tax-deferred exchanges in accordance with Section 1031 of the Internal Revenue Code. The purchase side of these transactions was not completed by NPAMLP in the one hundred eight day time period allotted by the Internal Revenue Code. NPAEP agreed to forgive the balance of the wraparound mortgages that it held on these properties after the period to complete the exchange elapsed, and as a result, NPAMLP recognized a gain on the forgiveness of the wraparound mortgages, net of discounts, of $237.

In July 2005 NPAMLP sold a portion of the property in Waverly, Ohio to the anchor tenant at this property. As a result of this sale, a net gain of $1,102 will be recognized in the third quarter.

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

Operating loss decreased for the six-month period ended June 30, 2005 versus June 30, 2004 by $1,539. The decrease in operating loss for the six-month period ended June 30, 2005 was primarily due to an increase in minimum rent arising from new leases and a decrease in general and administrative expenses due to a reduction in legal fees. Operating loss for the three-month period ended June 30, 2005 versus June 30, 2004 increased by $23. The increase in the operating loss was primarily due to an increase in interest expense that was partially offset by an increase in minimum rent arising from new leases and a decrease in general and administrative expenses and common area maintenance expenses.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.                           Description
-----------  --------------------------------------------------------------------
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

                  Date: July 14, 2006

                  By: EBL&S, Inc., its managing general partner

                  By: /s/ Edward B. Lipkin
                      ------------------------------------------
                  Name: Edward B. Lipkin
                  Title: President

                  By: Feldman International, Inc., its equity general partner

                  By: /s/ Robert McKinney
                         ------------------------------------------
                  Name: Robert McKinney
                  Title: President