Form 10-Q
period 2006-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2006-08-11
CIK 926843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                         Commission file number: 0-24816

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   23-2610414
--------------------------------                   ------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

230 SOUTH BROAD STREET, MEZZANINE LEVEL
       PHILADELPHIA, PENNSYLVANIA                    19064
----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

                                 (215) 790-4700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at AUGUST 11, 2006
-------------------------------------     ------------------------------
UNITS OF LIMITED PARTNERSHIP INTEREST             97,752 UNITS

             NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

                                      INDEX

                                                                                         PAGE NO.
                                                                                         --------
PART I. FINANCIAL INFORMATION

   Item 1. Combined Financial Statements (Unaudited)

       Combined Balance Sheets  - June 30, 2006 and December 31, 2005                        1

       Combined Statements of Operations and Changes in Partners' Deficit
        - Three and six months ended June 30, 2006 and 2005 (Restated)                       2

       Combined Statements of Cash Flows
        - Six months ended June 30, 2006 and 2005 (Restated)                                 3

       Notes to Combined Financial Statements                                                4

   Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition.                                                8

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.                       8

   Item 4. Controls and Procedures.                                                          8

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.                                                                10

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.                      10

   Item 3. Defaults Upon Senior Securities.                                                  10

   Item 4. Submission of Matters to a Vote of Security Holders.                              10

   Item 5. Other Information.                                                                10

   Item 6. Exhibits.                                                                         10

SIGNATURES

   Signatures                                                                                11

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  JUNE 30,         DECEMBER 31,
                                                                                    2006               2005
                                                                                (UNAUDITED)
                                                                                -----------        ------------
                                 ASSETS

Rental property, at cost:
    Land                                                                        $     9,544        $      9,544
    Buildings                                                                       133,792             133,591
                                                                                -----------        ------------
                                                                                    143,336             143,135
    Less: accumulated depreciation                                                   84,991              82,826
                                                                                -----------        ------------
            Rental property, net                                                     58,345              60,309

Cash and cash equivalents                                                             1,271               1,489
Restricted cash                                                                         564                 648
Investment securities available for sale, at market                                     841                 503
Tenant accounts receivable, net of allowance of $30 for
  2006 and 2005, respectively                                                           194                 246
Unbilled rent receivable                                                                484                 385
Accounts receivable and other assets (1)                                              1,704               1,974
                                                                                -----------        ------------

Total assets                                                                    $    63,403        $     65,554
                                                                                ===========        ============

                     LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable (1)                                                $   186,713        $    189,886
Less: unamortized discount based on imputed interest rate of 12% (1)                 86,573              91,169
                                                                                -----------        ------------

            Wraparound mortgages payable less unamortized discount (1)              100,140              98,717

Due to Pension Groups (1)                                                             3,398               3,237
Other borrowings (1)                                                                    630                 630
Accounts payable and other liabilities (1)                                            2,997               3,021
Deferred revenue                                                                        185                 171
Finance lease obligation                                                              1,750               1,750
                                                                                -----------        ------------

            Total liabilities                                                       109,100             107,526

Partners' deficit                                                                   (45,697)            (41,972)
                                                                                -----------        ------------
Total liabilities and partners' deficit                                         $    63,403        $     65,554
                                                                                ===========        ============

----------
(1)   See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30,                        JUNE 30,
                                                                        ------------------------       -------------------------
                                                                          2006            2005           2006             2005
                                                                        ---------      ---------       ---------       ---------
                                                                                      (RESTATED)                      (RESTATED)
                                                                        ------------------------       -------------------------
Income:
    Rental income                                                       $   3,125      $   3,072       $   6,334       $   6,130
    Other charges to tenants                                                  891          1,069           2,133           2,106
    Interest and dividend income                                               27             29              41              53
                                                                        ---------      ---------       ---------       ---------
            Total income                                                    4,043          4,170           8,508           8,289
                                                                        ---------      ---------       ---------       ---------

Operating expenses:

    Interest expense (1)                                                    3,051          2,931           6,116           5,078
    Real estate taxes                                                         871            777           1,771           1,591
    Management fees (1)                                                       189            249             372             407
    Common area maintenance expenses                                          430            388             881             954
    Ground rent (1)                                                           149            140             296             316
    Repairs and maintenance                                                    64            100             147             145
    General and administrative (1)                                            216             12             368             264
    Depreciation                                                            1,082          1,119           2,165           2,269
    Amortization                                                               62             43             144              90
                                                                        ---------      ---------       ---------       ---------
            Total operating expenses                                        6,114          5,759          12,260          11,114
                                                                        ---------      ---------       ---------       ---------
            Operating loss                                                 (2,071)        (1,589)         (3,752)         (2,825)

Other income (loss):
     Realized loss on investment securities                                     -              -               -              (9)
                                                                        ---------      ---------       ---------       ---------
            Loss from continuing operations                                (2,071)        (1,589)         (3,752)         (2,834)

Discontinued operations:
     Loss from operations of discontinued components                            -           (237)              -            (578)
     Gain on disposition of properties                                          -            289               -             289
                                                                        ---------      ---------       ---------       ---------
            Net loss                                                       (2,071)        (1,537)         (3,752)         (3,123)

Partners' deficit:
    Beginning of period                                                   (43,615)       (43,666)        (41,972)        (42,047)
    Forgiveness of wraparound mortgages payable (1)                             -          4,246               -           4,246
    Net change in unrealized (loss) gain on investment securities             (11)             1              27             (32)
                                                                        ---------      ---------       ---------       ---------

    End of period                                                       $ (45,697)     $ (40,956)      $ (45,697)      $ (40,956)
                                                                        =========      =========       =========       =========

Net loss per unit                                                       $  (21.19)     $  (15.72)      $  (38.38)      $  (31.95)
                                                                        =========      =========       =========       =========

----------
(1)   See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                            ------------------------------
                                                                                               2006               2005
                                                                                                               (RESTATED)
                                                                                            -----------        -----------
Cash flows from operating activities:
    Net income                                                                              $    (3,752)       $    (3,123)
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation                                                                          2,165              2,507
            Amortization of discount (1)                                                          4,596              4,318
            Net gain on disposition of properties (1)                                                 -               (289)
            Realized loss on investment securities                                                    -                  9
            Change in assets and liabilities:
                    Decrease (increase) in tenant accounts receivable                                52                (83)
                    Increase in unbilled rent receivable                                            (99)               (37)
                    Decrease (increase) in other assets (1)                                         270               (283)
                    (Decrease) increase in accounts payable and other liabilities (1)               (24)               501
                    Increase in deferred revenue                                                     14                 23
                                                                                            -----------        -----------
                Net cash provided by operating activities                                         3,222              3,543
                                                                                            -----------        -----------

Cash flows from investing activities:
      Disposition of properties                                                                       -              1,863
      Improvements to rental property                                                              (201)              (463)
      Increase (decrease) in restricted cash                                                         84                (90)
      Purchase of investment securities                                                            (311)              (257)
      Sale of investment securities                                                                   -                397
                                                                                            -----------        -----------
                Net cash (used) provided by investing activities                                   (428)             1,450
                                                                                            -----------        -----------

Cash flows from financing activities:
      Payments on wraparound mortgages (1)                                                       (3,173)            (6,268)
      Increase in due to/from pension groups                                                        161              1,396
      Payments on other borrowings                                                                    -                (30)
                                                                                            -----------        -----------
                Net cash used in financing activities                                            (3,012)            (4,902)
                                                                                            -----------        -----------

                (Decrease) increase in cash and cash equivalents                                   (218)                91

Cash and cash equivalents:
  Beginning of period                                                                             1,489                902
                                                                                            -----------        -----------
  End of period                                                                             $     1,271        $       993
                                                                                            ===========        ===========

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                              $     1,357        $     1,370
Supplemental disclosure of non-cash investing and financing activities:
      Reduction in wraparound mortgages from forgiveness
            or assumption of debt, net of related discount                                  $         -        $     4,246

----------
(1)   See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2006
                             (dollars in thousands)

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

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Balance Sheet at June 30, 2006. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative on the Combined Statements of Operations. National Property Analysts Employee Partnership (NPAEP) and Penn Valley Pension Group (PVPG), collectively, hold the Wraparound mortgages payable. Lipkin controls NPAEP and PVPG, which collectively own 100% of the outstanding balance of the Wraparound mortgages payable. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities is $2,076 and $1,981 due EBL&S at June 30, 2006 and December 31, 2005, respectively.

Also, included in Accounts receivable and other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest at June 30, 2006. During 1996, the El Paso, Texas property was sold to a limited partnership owned by directors and executives of EBL&S. The sales price of the property was determined to be at fair market value by an independent appraiser. In connection with the transaction, a promissory note was issued to NPAMLP in the approximate amount of $436. The note is unsecured, interest only, bears interest at 10% and matures on November 1, 2008.

In October 2005, a limited liability company controlled by Lipkin acquired the land in San Mateo, California, that is leased by NPAMLP. NPAMLP leases the land under a ground lease that is scheduled to expire in February 2025. Annual rent due under the ground lease is $96.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2006
                             (dollars in thousands)

Note 4: Major Tenants

NPAMLP's primary anchor tenants are Kmart Corporation and its subsidiaries ("Kmart") and CVS Corporation ("CVS"). For the six-month periods ended June 30, 2006 and 2005, Kmart accounted for approximately 29% and 27% respectively, of the rental income received by NPAMLP, and CVS accounted for approximately 10% and 9%, respectively, of the rental income received by NPAMLP. As of June 30, 2006, NPAMLP had 11 leases with Kmart aggregating approximately 1,042,000 square feet and 5 leases with CVS aggregating approximately 49,000 square feet. As of June 30, 2006, Kmart owed NPAMLP approximately $86 under its leases, and CVS had no outstanding balances under its leases owed to NPAMLP.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2006
                             (dollars in thousands)

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

Note 7: Commitments and Contingencies

In June 2006, NPAMLP and a limited liability company controlled by Lipkin (the "Lipkin LLC") entered into an agreement with an anchor tenant (the "Agreement"), whereby the lease with the anchor tenant would be assigned to NPAMLP or the Lipkin LLC effective February 2009 (the "Effective Date"). In consideration for the assignment and the surrender of the lease, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to its other stores leased from NPAMLP. Under the Agreement, the liability for the payment of the consideration to the anchor tenant is borne by Lipkin LLC and NPAMLP, however it is anticipated that Lipkin LLC shall fund all of the consideration due. Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement.

Note 8: Restatement of Financial Statements

NPAMLP is filing on Form 10-Q/A Amendment No. 1 to amend its interim financial statements and disclosures in

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                                  June 30, 2006
                             (dollars in thousands)

its Quarterly Report on Form 10-Q for the three and six-month period ended June 30, 2005 (the "Form 10-Q"), which was originally filed with the Securities and Exchange Commission (the "Commission") on August 15, 2005. The purpose of Amendment No. 1 is to restate the balance sheet, statement of operations and statement of cash flows for the three and six month periods ended June 30, 2005 and certain other disclosures included in the Form 10-Q for the period then ended relating to NPAMLP's accounting for the forgiveness of wraparound mortgage indebtedness and in its application of the interest method utilized in the amortization of the discount on the wraparound mortgages. Please refer to Amendment No. 1 on Form 10-Q/A for the three and six-month period ended June 30, 2005 for additional disclosure.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                                  June 30, 2006
                             (dollars in thousands)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for the six-month periods ended June 30, 2006 was $3,222. Net cash used in investing and financing activities was $428 and $3,012, respectively. As a result of the above, there was a $218 decrease in cash and cash equivalents for the six months ended June 30, 2006.

As of June 30, 2006 NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, a related party, under which E&H has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines were comprised of a $2,000 and a $500 line of credit. The lines bear interest at a variable rate, based on the prime rate (8.25% at June 30, 2006), and have no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of June 30, 2006, there were $630 of advances and $24 of related accrued interest under the NPAMLP Lines.

As of June 30, 2006, the third party underlying mortgages were current for all the properties.

As of June 30, 2006, NPAMLP was obligated for approximately $62 of capital commitments, which are primarily for capital repairs.

Critical Accounting Policies

There were no significant changes to NPAMLP's critical accounting policies and estimates during the three-month period ended June 30, 2006.

Results of Operations

NPAMLP owned 29 and 31 properties at June 30, 2006 and 2005, respectively.

Loss from continuing operations increased for the three-month period ended June 30, 2006 versus June 30, 2005 by $482. The increase in net loss for the three-month period ended June 30, 2006 was primarily due to increases in general and administrative expenses. Loss from continuing operations increased for the six-month period ended June 30, 2006 versus June 30, 2005 by $927. The increase in net loss for the six-month period ended June 30, 2006 was primarily due to increases in interest and general and administrative expenses. The increases in interest and general and administrative expenses for the three and six month periods ending June 30, 2006 were partially offset by increases in rental income arising from properties acquired in tax deferred exchange transactions in 2004.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                                  June 30, 2006
                             (dollars in thousands)

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

                           National Property Analysts Master Limited Partnership

                           (Registrant)

                           Date:  August 11, 2006

                           By:    EBL&S, Inc., its managing general partner
                                  ----------------------------------------------

                           By:    /s/ Edward B. Lipkin
                                  ----------------------------------------------
                           Name:  Edward B. Lipkin
                           Title: President

                           By:    Feldman International, Inc., its equity
                                   general partner
                                  ----------------------------------------------

                           By:    /s/ Robert McKinney
                                  ----------------------------------------------
                           Name:  Robert McKinney
                           Title: President