Form 10-Q/A
period 2005-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2006-09-19
CIK 926843

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ................... to ..........................

Commission file number                                        0-24816
                                                              -------

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Delaware                                     23-2610414
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    230 South Broad Street, Mezzanine Level, Philadelphia, Pennsylvania 19102
    -------------------------------------------------------------------------
               (Address of principal executive offices)             (Zip Code)

                                 (215) 790-4700
                                 --------------
              (Registrant's telephone number, including area code)

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

                                 Yes [ ] No [X]

Indicate the number of units of limited partnership interest outstanding as of the latest practicable date.

Units of Limited Partnership Interest                  97,752 units
-------------------------------------                  -------------
              (Class)                         (Outstanding at November 11, 2005)


================================================================================

EXPLANATORY NOTE

National Property Analysts Master Limited Partnership ("NPAMLP") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") solely to amend its interim financial statements and disclosures in its Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2005 (the "Form 10-Q"), which was originally filed with the Securities and Exchange Commission (the "Commission") on November 14, 2005. The purpose of this Amendment No. 1 is to restate the balance sheet, statement of operations and changes in partners' deficit and statement of cash flows for the three and nine month periods ended September 30, 2005 and certain other disclosures included in the Form 10-Q for the period then ended relating to NPAMLP's accounting for the forgiveness of wraparound mortgage indebtedness and in its application of the interest method utilized in the amortization of the discount on the wraparound mortgages, as more fully described below.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of the balance sheet, statement of operations and changes in partners' deficit and statement of cash flow, Note 5 to the Combined Financial Statements and Item 2. -- Management's Discussion and Analysis of Results of Operations and Financial Condition, as amended, and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to the three and nine-month periods ended September 30, 2005. This Amendment No. 1 contains only the sections and exhibits to the Form 10-Q that are being amended and restated with the exception of Note 3 to the financial statements, which is being included for ease of reference. The sections of and exhibits to the Form 10-Q as originally filed, which are not included herein, are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

As previously noted in our Form 8-K filed on February 15, 2006, and in our Form 10-K for the year ended December 31, 2005 filed on March 31, 2006, NPAMLP determined that its method of accounting for the forgiveness of wraparound mortgage indebtedness and its application of the interest method utilized in the amortization of the discount on the wraparound mortgages was not in accordance with accounting principles generally accepted in the United States of America. As a result, NPAMLP has restated in its annual report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, the combined balance sheet and combined statements of operation and changes in partners' deficit, and cash flows for the years ended December 31, 2004 and 2003. The restatement also affected periods prior to 2003. Note 12 to the financial statements included in the Form 10-K shows the impact of the restatement to partners' deficit as of January 1, 2003.

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

This Amendment No.1 on Form 10-Q/A to the quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2005, initially filed on November 14, 2005 with the Commission, is being filed to reflect the restatements described above to the combined balance sheet at September 30, 2005 and to the combined statements of operations, partners' deficit and cash flows for the three and nine month periods ended September 30, 2005.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                                           PAGE NO.
------------------------------                                                           -------
  Item 1. Combined Financial Statements (Unaudited)

      Combined Balance Sheets - September 30, 2005 and December 31, 2004                    1

      Combined Statements of Operations and Changes in Partners' Deficit
          - Three and nine months ended September 30, 2005 and 2004                         2

      Combined Statements of Cash Flows
          -Nine months ended September 30, 2005 and 2004                                    3

      Notes to Combined Financial Statements                                                4

  Item 2. Management's Discussion and Analysis of Results of
            Operations and Financial Condition.                                             7


PART II. OTHER INFORMATION
--------------------------

  Item 6. Exhibits.                                                                         9


SIGNATURES
----------

  Signatures                                                                               10

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   2005            2004
                                     ASSETS                                     (UNAUDITED      (RESTATED)
                                                                               AND RESTATED)
                                                                              -------------------------------
Rental property, at cost:
  Land                                                                           $10,294          $11,167
  Buildings                                                                      149,260          156,440
                                                                              -------------------------------
                                                                                 159,554          167,607
  Less: accumulated depreciation                                                  92,465           94,944
                                                                              -------------------------------
    Rental property, net                                                          67,089           72,663

Cash and cash equivalents                                                          1,205              902
Restricted cash                                                                    1,081              806
Investment securities available for sale, at market                                  702            1,137
Tenant accounts receivable, net of allowance of $30 for
  2005 and 2004, respectively                                                        153               56
Unbilled rent receivable                                                             162              140
Accounts receivable and other assets (1)                                           1,132            1,987
                                                                              -------------------------------

Total assets                                                                     $71,524          $77,691
                                                                              ===============================

                        LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable (1)                                                $196,905         $218,359
Less: unamortized discount based on imputed interest rate of 12% (1)(2)           93,406          106,443
                                                                              -------------------------------

    Wraparound mortgages payable less unamortized discount (1)(2)                103,499          111,916


Due to Pension Groups (1)                                                          2,735            1,339
Other borrowings (1)                                                               1,498            1,558
Accounts payable and other liabilities (1)                                         3,214            2,937
Deferred revenue                                                                     230              238
Finance lease obligation                                                           1,750            1,750
                                                                              -------------------------------

    Total liabilities                                                            112,926          119,738

Partners' deficit                                                                (41,402)         (42,047)
                                                                              -------------------------------

Total liabilities and partners' deficit (2)                                      $71,524          $77,691
                                                                              ===============================

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)


                                                                                 THREE MONTHS                    NINE MONTHS
                                                                                    ENDED                            ENDED
                                                                            SEPTEMBER 30, (RESTATED)        SEPTEMBER 30, (RESTATED)
                                                                       -------------------------------------------------------------
                                                                          2005            2004             2005             2004
                                                                       -------------------------------------------------------------
Income:
  Rental income                                                          $3,283           $2,742          $10,117            $8,515
  Other charges to tenants                                                1,127            1,006            3,421             3,000
  Interest and dividend income                                               16               18               69                80
                                                                       -------------------------------------------------------------
    Total income                                                          4,426            3,766           13,607            11,595
                                                                       -------------------------------------------------------------

Operating expenses:
  Interest expense (1) (2)                                                3,523            2,340            9,093             6,962
  Real estate taxes                                                         881              868            2,612             2,303
  Management fees (1)                                                       128              244              574               592
  Common area maintenance expenses                                          518              350            1,669             1,722
  Ground rent (1)                                                           128               65              444               447
  Repairs and maintenance                                                   145               30              382               269
  General and administrative (1)                                             68              243              347               857
  Depreciation                                                            1,150            1,043            3,598             3,186
  Amortization                                                               76               54              179               171
                                                                       -------------------------------------------------------------
    Total operating expenses                                              6,617            5,237           18,898            16,509
                                                                       -------------------------------------------------------------
    Operating loss                                                       (2,191)          (1,471)          (5,291)           (4,914)

Other income (loss):
  Realized gain (loss) on investment securities                               -                -               (9)               50
                                                                       -------------------------------------------------------------
    Loss from continuing operations                                      (2,191)          (1,471)          (5,300)           (4,864)

Discontinued operations:
  Loss from operations of discontinued components                          (181)          (2,342)            (484)           (1,184)
  Gain on disposition of properties, net                                  1,083            5,344            2,197             3,784
                                                                       -------------------------------------------------------------
    Net income (loss)                                                    (1,289)           1,531           (3,587)           (2,264)

Partners' deficit:
  Beginning of period                                                   (40,131)         (43,869)         (42,047)          (43,506)
  Forgiveness of wraparound mortgages payable (1) (2)                         -                -            4,246             3,440
  Net change in unrealized gain (loss) on investment securities              18               92              (14)               84
                                                                       -------------------------------------------------------------

  End of period                                                        ($41,402)        ($42,246)        ($41,402)         ($42,246)
                                                                       =============================================================

Net income (loss) per unit                                              ($13.19)          $15.66          ($36.70)          ($23.16)
                                                                       =============================================================

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       NINE MONTHS
                                                                                          ENDED
                                                                                 SEPTEMBER 30, (RESTATED)
                                                                                ---------------------------
                                                                                   2005             2004
                                                                                ---------------------------
Cash flows from operating activities:
  Net loss                                                                        ($3,587)         ($2,264)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation                                                                  3,699            4,884
      Amortization of discount (1)                                                  6,983            5,821
      Reduction in provision for bad debts                                              -             (120)
      Net gain on disposition of properties                                        (2,197)          (5,344)
      Gain on financed lease obligation                                                 -             (400)
      Realized loss on investment securities                                           (9)             (50)
      Change in assets and liabilities:
          (Increase) decrease in tenant accounts receivable                           (97)             131
          (Increase) decrease in unbilled rent receivable                             (22)             152
          Increase in other assets (1)                                                855               36
          Increase (decrease) in accounts payable and other liabilities (1)           277             (584)
          (Decrease) increase in deferred revenue                                      (8)             216
                                                                                ---------------------------
        Net cash provided by operating activities                                   5,894            2,478
                                                                                ---------------------------

Cash flows from investing activities:
  Disposition of properties                                                         4,076           11,045
  Improvements to rental property                                                    (829)          (1,287)
  (Increase) decrease in restricted cash                                             (275)             246
  Purchase of investment securities                                                  (257)            (185)
  Sale of investment securities                                                       687              405
                                                                                ---------------------------
        Net cash provided by investing activities                                   3,402           10,224
                                                                                ---------------------------

Cash flows from financing activities:
  Payments on wraparound mortgages (1)                                            (10,329)         (13,516)
  Increase in due to/from pension groups                                            1,396                -
  (Payments on) proceeds from other borrowings                                        (60)             425
                                                                                ---------------------------
        Net cash used in financing activities                                      (8,993)         (13,091)
                                                                                ---------------------------

        Increase (decrease) in cash and cash equivalents                              303             (389)

Cash and cash equivalents:
  Beginning of period                                                                 902              773
                                                                                ---------------------------

  End of period                                                                    $1,205             $384
                                                                                ===========================

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                     $7,339           $7,251
Supplemental disclosure of non-cash investing and financing activities:
      Reduction in wraparound mortgages from forgiveness
        or assumption of debt, net of related discount                             $4,246           $3,939
      Net book value of properties conveyed                                        $2,704           $6,200
                                                                                ==========================

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


Note 5: Ground Leases/Finance Lease Obligation
----------------------------------------------

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2005
                             (dollars in thousands)

Note 8: Restatement of Financial Statements/Prior Period Adjustment
-------------------------------------------------------------------

NPAMLP had historically accounted for the forgiveness of wraparound mortgage indebtedness arising from the disposition of a property as a component of the recognized gain or loss on disposition, and reported those gains or losses in the discontinued operations section of the Statement of Operations and Changes in Partners' Deficit in the year of disposition. For the years ended December 31, 2004 and 2003, NPAMLP determined that since the wraparound mortgages were forgiven by a related party (see Note 3), such forgiveness should have been accounted for as a capital transaction in accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt. As a result, NPAMLP has restated its financial statements for the years ended December 31, 2004 and 2003 and is restating its interim financial statements for each of the three and nine month periods ending September 30, 2005 and 2004. Consequently, net income for the nine-month period ended September 30, 2004 decreased by $3,440 and net income for the nine-month period ended September 30, 2005 decreased by $4,246. The restatement had no effect on partners' deficit for the three-month period ended September 30, 2004.

In addition, NPAMLP concluded that for certain properties acquired pursuant to certain tax deferred exchange transactions, the amortization of the discount on the wraparound mortgages was not consistent with the interest method, and did not result in a constant rate of interest. As a result, NPAMLP has restated its financial statements for the years ended December 31, 2004 and 2003 and is restating its interim financial statements for each of the three and nine month periods ending September 30, 2005 and 2004. Consequently, interest expense for the three and nine month periods ending September 30, 2004 has been increased by $300 and $898, respectively. For the years prior to 2003, the cumulative effect of the correction, in the amount of $55, has been recognized as a prior period adjustment increasing the Partners' deficit of NPAMLP as of January 1, 2003.

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

The following is a summary of the impact of the restatement on the Combined Statements of Operations and Changes in Partners' Deficit for each of the three and nine-month periods ended September 30, 2005 and 2004. The amounts reflected below may differ from amounts reported on the Combined Statement of Operations due to adjustments related to SFAS 144 for the measurement of long-lived assets to be disposed of by sale:

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2005
                             (dollars in thousands)


                                                                 Nine months ended
                                                                 September 30, 2005
                                                           ------------------------------
                                                           As originally
                                                              stated         As adjusted
                                                           -------------     ------------
Net income (loss)                                               659            (3,587)

Net income (loss) per unit                                     6.74            (36.70)

Unamortized discount based on imputed rate of 12%            84,970            93,406

Partners' deficit -- September 30, 2005                     (49,838)          (41,402)




                                                              Three months ended              Nine months ended
                                                              September 30, 2004              September 30, 2004
                                                         ----------------------------    ----------------------------

                                                         As originally                   As originally
                                                             stated       As adjusted        stated       As adjusted
                                                         -------------    -----------    -------------    -----------
Interest expense                                             2,040           2,340            6,064          6,962

Net loss from continuing operations                         (1,171)         (1,471)          (3,966)        (4,864)

Net income (loss)                                            1,831           1,531            2,074         (2,264)

Net income (loss) per unit                                   18.73           15.66            21.22         (23.16)

Partners' deficit  -  January 1, 2004                                                       (53,209)       (43,506)

Partners' deficit  -  September 30, 2004                                                    (51,051)       (42,246)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                               September 30, 2005
                             (dollars in thousands)


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
-------------------------------------------------------------------------

Results of Operations
---------------------

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

In July 2005, NPAMLP sold a portion of the property in Waverly, Ohio to the anchor tenant at this property. As a result of this sale, a net gain of $916 was recognized in the third quarter of 2005.

In September 2005, NPAMLP sold the property in Cahokia, IL to the tenant at this property. As a result of this sale, a net gain of $167 was recognized in the third quarter in 2005.

In the fourth quarter of 2004, NPAMLP sold the properties in Crescent City, California and International Falls, Minnesota, in transactions structured to be tax-deferred exchanges in accordance with Section 1031 of the Internal Revenue Code. The purchase side of these transactions was not completed by NPAMLP. NPAEP agreed to forgive the balance of the wraparound mortgages that it held on these properties in the amount of $237. This amount is recognized as a reduction to the Partners' deficit account of NPAMLP.

In May 2005, NPAMLP sold the property in Bowling Green, Ohio to an unrelated third party. As a result, a net gain of $281 was recognized in the second quarter of 2005. The balance of the wraparound mortgages, net of discounts, in the amount of $4,009 was forgiven by the Pension Groups and recognized as a reduction to Partner's deficit.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                               September 30, 2005
                             (dollars in thousands)


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

Loss from continuing operations increased for the three and nine-month periods ended September 30, 2005 versus September 30, 2004 by $720 and $436, respectively. The increase in net loss for the three and nine-month periods ended September 30, 2005 was primarily due to increases in interest expense arising from the properties acquired to complete tax deferred sale transactions. The increase in interest expense was partially offset by increases in rental income attributable to the properties acquired in 2004.

                           PART II. OTHER INFORMATION


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

                           Date: July 14, 2006
                                --------------


                           By: EBL&S, Inc., its managing general partner
                              ------------------------------------------

                           By:  /s/ Edward B. Lipkin
                              ----------------------
                           Name:  Edward B. Lipkin
                           Title: President


                           By: Feldman International, Inc., its equity general
                               partner
                               -----------------------------------------------

                           By: /s/ Robert McKinney
                               -------------------
                           Name:  Robert McKinney
                           Title: President