Form 10-Q
period 2006-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2006-11-14
CIK 926843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

                         Commission file number: 0-24816

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                DELAWARE                                          23-2610414
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

230 SOUTH BROAD STREET, MEZZANINE LEVEL                             19102
       PHILADELPHIA, PENNSYLVANIA                                 (Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at NOVEMBER 10, 2006
             -----                              --------------------------------
UNITS OF LIMITED PARTNERSHIP INTEREST                     97,752 UNITS

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1. Combined Financial Statements (Unaudited)

   Combined Balance Sheets - September 30, 2006 and December 31, 2005       1

   Combined Statements of Operations and Changes in Partners' Deficit
      - Three and nine months ended September 30, 2006 and 2005
      (Restated)                                                            2

   Combined Statements of Cash Flows - Nine months ended September
      30, 2006 and 2005 (Restated)                                          3

   Notes to Combined Financial Statements                                   4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                          8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.         8

Item 4. Controls and Procedures.                                            9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                 10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.       10

Item 3. Defaults Upon Senior Securities.                                   10

Item 4. Submission of Matters to a Vote of Security Holders.               10

Item 5. Other Information.                                                 10

Item 6. Exhibits.                                                          10

SIGNATURES

Signatures                                                                 11

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                               2006           2005
                                                          -------------   ------------
                                                           (UNAUDITED)
                         ASSETS

Rental property, at cost:
   Land                                                     $  8,442        $  9,544
   Buildings                                                 120,714         133,591
                                                            --------        --------
                                                             129,156         143,135
   Less: accumulated depreciation                             75,385          82,826
                                                            --------        --------
      Rental property, net                                    53,771          60,309
Cash and cash equivalents                                      1,280           1,489
Restricted cash                                                  135             648
Investment securities available for sale, at market              894             503
Tenant accounts receivable, net of allowance of $30 for
   2006 and 2005, respectively                                   233             246
Unbilled rent receivable                                         530             385
Accounts receivable and other assets (1)                       2,207           1,974
                                                            --------        --------
Total assets                                                $ 59,050        $ 65,554
                                                            ========        ========

            LIABILITIES AND PARTNERS' DEFICIT

Wraparound mortgages payable (1)                            $172,197        $189,886
Less: unamortized discount based on imputed interest
   rate of 12% (1) (2)                                        79,220          91,169
                                                            --------        --------
      Wraparound mortgages payable less unamortized
         discount (1) (2)                                     92,977          98,717

Due to Pension Groups (1)                                      3,467           3,237
Other borrowings (1)                                             630             630
Accounts payable and other liabilities (1)                     2,724           3,021
Deferred revenue                                                 180             171
Finance lease obligation                                       1,750           1,750
                                                            --------        --------
      Total liabilities                                      101,728         107,526

Partners' deficit                                            (42,678)        (41,972)
                                                            --------        --------
Total liabilities and partners' deficit (2)                 $ 59,050        $ 65,554
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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                         ---------------------   ---------------------
                                                           2006        2005        2006        2005
                                                         --------   ----------   --------   ----------
                                                                    (RESTATED)              (RESTATED)
Income:
   Rental income                                         $  2,977    $  2,779    $  8,709    $  8,350
   Other charges to tenants                                   730         960       2,766       2,928
   Interest and dividend income                                56          16          97          69
                                                         --------    --------    --------    --------
      Total income                                          3,763       3,755      11,572      11,347
                                                         --------    --------    --------    --------
Operating expenses:
   Interest expense (1) (2)                                 2,885       3,300       8,445       8,333
   Real estate taxes                                          586         809       2,292       2,389
   Management fees (1)                                        168          94         504         465
   Common area maintenance expenses                           379         405       1,184       1,321
   Ground rent (1)                                            144         128         440         444
   Repairs and maintenance                                    142         125         285         266
   General and administrative (1)                              68         113         433         374
   Depreciation                                               971         961       2,911       2,917
   Amortization                                               102          76         243         179
                                                         --------    --------    --------    --------
      Total operating expenses                              5,445       6,011      16,737      16,688
                                                         --------    --------    --------    --------
      Operating loss                                       (1,682)     (2,256)     (5,165)     (5,341)

Other income (loss):
   Realized loss on investment securities                      --          --          --          (9)
                                                         --------    --------    --------    --------
      Loss from continuing operations                      (1,682)     (2,256)     (5,165)     (5,350)

Discontinued operations:
   Loss from operations of discontinued components           (120)       (116)       (389)       (434)
   Gain on disposition of properties, net of
   unamortized discount on wraparound mortgages             4,777       1,083       4,777       2,197
                                                         --------    --------    --------    --------
      Net income (loss)                                     2,975      (1,289)       (777)     (3,587)

Partners' deficit:
   Beginning of period                                    (45,685)    (40,131)    (41,972)    (42,047)
   Forgiveness of wraparound mortgages payable (1) (2)         --          --          --       4,246
   Net change in unrealized (loss) gain on investment
      securities                                               32          18          71         (14)
                                                         --------    --------    --------    --------
   End of period                                         $(42,678)   $(41,402)   $(42,678)   $(41,402)
                                                         ========    ========    ========    ========
Net income (loss) per unit                               $  30.43    $ (13.19)   $  (7.95)   $ (36.70)
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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2006       2005
                                                              --------   ----------
                                                                         (RESTATED)
Cash flows from operating activities:
   Net loss                                                   $   (777)   $ (3,587)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation                                               2,911       3,699
      Amortization of discount (1)                               6,894       6,983
      Net gain on disposition of properties (1)                 (4,777)     (2,197)
      Realized loss on investment securities                        --          (9)
      Change in assets and liabilities:
         Decrease (increase) in tenant accounts receivable          13         (97)
         Increase in unbilled rent receivable                     (145)        (22)
         (Increase) decrease in other assets (1)                  (233)        855
         (Decrease) increase in accounts payable and other
            liabilities (1)                                       (297)        277
         Increase (decrease) in deferred revenue                     9          (8)
                                                              --------    --------
         Net cash provided by operating activities               3,598       5,894
                                                              --------    --------
Cash flows from investing activities:

      Disposition of properties                                 13,775       4,076
      Improvements to rental property                             (316)       (829)
      Increase (decrease) in restricted cash                       513        (275)
      Purchase of investment securities                           (320)       (257)
      Sale of investment securities                                 --         687
                                                              --------    --------
         Net cash  provided by investing activities             13,652       3,402
                                                              --------    --------
Cash flows from financing activities:
      Payments on wraparound mortgages (1)                     (17,689)    (10,329)
      Increase in due to/from pension groups                       230       1,396
      Payments on other borrowings                                  --         (60)
                                                              --------    --------
         Net cash used in financing activities                 (17,459)     (8,993)
                                                              --------    --------
         (Decrease) increase in cash and cash equivalents         (209)        303

Cash and cash equivalents:
   Beginning of period                                           1,489         902
                                                              --------    --------
   End of period                                              $  1,280    $  1,205
                                                              ========    ========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                $  2,013    $  2,657

Supplemental disclosure of non-cash investing and financing
   activities:
      Reduction in wraparound mortgages from forgiveness or
         assumption of debt, net of related discount          $     --    $  4,246

(1)  See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2006
                             (dollars in thousands)

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

Note 3:  Related Party Transactions / Subsequent Event

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Balance Sheet at September 30, 2006. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expenses on the Combined Statements of Operations. National Property Analysts Employee Partnership (NPAEP) and Penn Valley Pension Group
(PVPG), collectively, hold the Wraparound mortgages payable. Lipkin controls NPAEP and PVPG, which collectively own 100% of the outstanding balance of the Wraparound mortgages payable. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities is $2,118 and $1,981 due EBL&S at September 30, 2006 and December 31, 2005, respectively.

Also, included in Accounts receivable and other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest at September 30, 2006. During 1996, the El Paso, Texas property was sold to a limited partnership owned by directors and executives of EBL&S. The sales price of the property was determined to be at fair market value by an independent appraiser. In connection with the transaction, a promissory note was issued to NPAMLP in the approximate amount of $436. The note is unsecured, interest only, bears interest at 10% and matures on November 1, 2008.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2006
                             (dollars in thousands)

In October 2005, a limited liability company controlled by Lipkin ("Lipkin LLC") acquired land in San Mateo, California, that was leased to NPAMLP under a ground lease that was scheduled to expire in February 2025. Annual rent due under the ground lease is $96.

In October 2006, NPAMLP sold its leasehold interest in the property in San Mateo, California to Lipkin LLC that also owns the fee interest in the San Mateo property. The sales price of $13,900 was determined based on an independent appraisal of the fair market value of the leasehold interest. The consideration for the purchase will be the transfer of a property of equivalent value in a transaction structured as a tax deferred exchange pursuant to section 1031 of the Internal Revenue Code. The exchange of the property is anticipated to be completed in the fourth quarter of 2006. Any gain or loss from this transaction will be recognized in the fourth quarter of 2006.

Note 4:  Major Tenants

NPAMLP's primary anchor tenants are Kmart Corporation and its subsidiaries ("Kmart") and CVS Corporation ("CVS"). For the nine-month periods ended September 30, 2006 and 2005, Kmart accounted for approximately 28% and 27% respectively, of the rental income received by NPAMLP, and CVS accounted for approximately 10% and 9%, respectively, of the rental income received by NPAMLP. As of September 30, 2006, NPAMLP had 8 leases with Kmart aggregating approximately 872,000 square feet and 5 leases with CVS aggregating approximately 49,000 square feet. As of September 30, 2006 and December 31, 2005, Kmart owed NPAMLP approximately $52 and $111, respectively, under its leases with NPAMLP, and CVS had no outstanding balances under its leases with NPAMLP.

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

Note 6: Disposition of Properties

In September 2006, NPAMLP sold the properties in Lockport, IL, New
Hope, MN and North Sarasota, FL in a transaction structured to be a tax-deferred exchange in accordance with Section 1031 of the Internal Revenue Code. Proceeds from the sales were primarily used to make additional principal payments on the wraparound mortgages. As a result of the change to the payments due on the wraparound mortgages, the Unamortized discount on the wraparound mortgages was reduced by $5,056. This amount was recognized as a loss and reported as a component of the gain on disposition of properties. The resultant net gain on this transaction was $4,777. The purchase side of the tax-deferred exchange is anticipated to be completed in the fourth quarter of 2006.

Note 7:  Future Interest Agreement

In March 2003 NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the "2003 Agreement"), in which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgages held by NPAEP and PVPG. The terms of the 2003 Agreement provided that NPAEP and PVPG would: (a) reduce

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2006
                             (dollars in thousands)

to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount; (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and
(c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the agreement of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note. In consideration for the above, NPAMLP agreed to modify the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships. In addition NPAMLP would execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP's right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.

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

Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial "balloon" amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2007 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $133,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP's general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP's general partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2006
                             (dollars in thousands)

shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

Neither NPAMLP, NPAEP nor PVPG were represented by independent counsel or retained other independent advisers or consultants in connection with the negotiation, execution or delivery of the 2003 Agreement. Nonetheless, the Managing General Partner believes that the transactions permitted or contemplated by the 2003 Agreement are fair and equitable to NPAMLP and the other parties involved.

Note 8: Commitments and Contingencies

In June 2006, NPAMLP and Lipkin LLC entered into an agreement with an anchor tenant (the "Agreement"), whereby the lease with the anchor tenant would be assigned to NPAMLP or Lipkin LLC effective February 2009 (the "Effective Date"). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date. In August 2006, Lipkin LLC remitted $500 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to its other stores leased from NPAMLP. Under the Agreement, the liability for the consideration to the anchor tenant is borne by Lipkin LLC and NPAMLP, however it is anticipated that Lipkin LLC shall fund all of the consideration due. Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement.

In 2006, NPAMLP entered into an agreement with the anchor tenant at the East Haven property to terminate its lease upon 90 days notice from NPAMLP. Such notice would be deemed given on October 31, 2006 if not previously given by NPAMLP. The termination agreement provides for a payment of $1,700 to the anchor in January 2007. The termination payment will be a capitalized cost, and amortized.

Note 9: Restatement of Financial Statements

NPAMLP has filed on September 19, 2006 on Form 10-Q/A Amendment No. 1 to amend its interim financial statements and disclosures in its Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2005 (the "Form 10-Q"), which was originally filed with the Securities and Exchange Commission (the "Commission") on August 15, 2005. The purpose of Amendment No. 1 is to restate the balance sheet, statement of operations and statement of cash flows for the three and nine month periods ended September 30, 2005 and certain other disclosures included in the Form 10-Q for the period then ended relating to NPAMLP's accounting for the forgiveness of wraparound mortgage indebtedness and in its application of the interest method utilized in the amortization of the discount on the wraparound mortgages. Please refer to Amendment No. 1 on Form 10-Q/A for the three and nine-month period ended September 30, 2005 for additional disclosure.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                               September 30, 2006
                             (dollars in thousands)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine-month period ended September 30, 2006 was $3,598. Net cash provided by and used in investing and financing activities was $13,652 and $17,459, respectively. As a result of the above, there was a $209 decrease in cash and cash equivalents for the nine months ended September 30, 2006.

As of September 30, 2006 NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, a related party, under which E&H has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines were comprised of a $2,000 and a $500 line of credit. The lines bear interest at a variable rate, based on the prime rate (8.25% at September 30, 2006), and have no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of September 30, 2006, there were $630 of advances and $24 of related accrued interest under the NPAMLP Lines.

As of September 30, 2006, the third party underlying mortgages were current for all the properties.

As of September 30, 2006, NPAMLP was obligated for approximately $62 of capital commitments, which are primarily for capital repairs.

Critical Accounting Policies

There were no significant changes to NPAMLP's critical accounting policies and estimates during the three-month period ended September 30, 2006.

Results of Operations

NPAMLP owned 26 and 30 properties at September 30, 2006 and 2005, respectively.

Loss from continuing operations decreased for the three-month period ended September 30, 2006 versus September 30, 2005 by $505. The decrease in loss from continuing operations for the three-month period ended September 30, 2006, was primarily due to increases in rental income from new leases and a reduction in real estate taxes. Loss from continuing operations increased for the nine-month period ended September 30, 2006 versus September 30, 2005 by $299. The increase in loss from continuing operations for the nine-month period ended September 30, 2006 was primarily due to increases in interest expense, which were partially offset by increased rental income from new tenant leases.

In September 2006, NPAMLP sold the properties in Lockport, IL, New Hope, MN and North Sarasota, FL in a transaction structured to be a tax-deferred exchange in accordance with Section 1031 of the Internal Revenue Code. Proceeds from the sales were primarily used to make additional principal payments on the wraparound mortgages. As a result of the change to the payments due on the wraparound mortgages, the Unamortized discount on the wraparound mortgages was reduced by $5,056. This amount was recognized as a loss and reported as a component of the gain on disposition of properties. The resultant net gain on this transaction was $4,777. The purchase side of the tax-deferred exchange is anticipated to be completed in the fourth quarter.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                               September 30, 2006
                             (dollars in thousands)

Item 4. Controls and Procedures

NPAMLP's managing general partner, equity general partner and its agent's chief financial officer, after evaluating the effectiveness of NPAMLP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that NPAMLP's disclosure controls and procedures were adequate and designed to ensure that material information relating to NPAMLP would be made known to them by others within NPAMLP or agents of NPAMLP.

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

                                        Date: November 10, 2006

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