Form 10-K
period 2006-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2007-04-02
CIK 926843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24816

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                        23-2610414
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

        230 S. Broad Street, Mezzanine, Philadelphia, Pennsylvania 19102
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code:(215)790-4700

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                             Name of exchange on
                                                        which registered
             None                                             N/A

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
Defined in Rule 405 of the Securities Act. Yes     No  X
                                               ---    ---

Indicate by check mark if the registrant is not required to file reports
Pursuant to Section 13 or Section 15(d) of the Act. Yes     No  X
                                                        ---    ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

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

Large Accelerated Filer       Accelerated Filer       Non-Accelerated Filer  X
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant: N/A

DOCUMENTS INCORPORATED BY REFERENCE

Part I   Part II   Part III                Part IV
------   -------   --------   ---------------------------------
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

                                      INDEX

                                                                            Page
                                                                            ----
PART I
   Item 1.    Business                                                        1
                 I.   Summary                                                 1
                 II.  NPAMLP Objectives and Policies                          2
                 III. Glossary                                                4
   Item 1(a). Risk Factors                                                    6
   Item 1(b). Unresolved Staff Comments                                       6
   Item 2.    Properties                                                      6
   Item 3.    Legal Proceedings                                              13
   Item 4.     Submission of Matters to a Vote of Security Holders           13

PART II
   Item 5.    Market Price for the Registrant's Common
                 Equity, Related Stockholder Matters and Issuer Purchases
                 of Equity Securities                                        14
                 I.   No Trading Market                                      14
                 II.  Distributions of Cash Flow From Operations             14
                 III. Proceeds of Sales Distributions                        14
                 IV.  Certain Income Tax Considerations                      14
                 V.   Other                                                  15
   Item 6.    Selected Financial Data                                        16
   Item 7.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   17
                 I.   Liquidity and Capital Resources                        17
                 II.  Critical Accounting Policies                           18
                 III. Results of Operations                                  19
                 IV.  Tabular Disclosure of Contractual Obligations          22
                 V.   Indebtedness Secured by the Properties                 22
   Item 7(a)  Quantitative and Qualitative Disclosures About Market Risk     25
   Item 8.    Financial Statements and Supplementary Data                    26
   Item 9.    Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                    26
   Item 9(a). Controls and Procedures                                        26
   Item 9(b). Other Information                                              26

PART III
   Item 10.   Directors and Executive Officers of the Registrant             27
                 I.   Summary                                                27
                 II.  Code of Ethics                                         27
                 III. Audit Committee Financial Expert                       27
   Item 11.   Executive Compensation                                         27
   Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                  27
   Item 13.   Certain Relationships and Related Transactions                 28
                 I.   Compensation and Fees                                  28
                 II.  Property Management by Affiliate                       29
                 III. Conflicts of Interest                                  29
                 IV.  Summary of Relationships                               30
                 V.   Related Party Transactions                             30
                 VI.  Director Independence                                  32
   Item 14.   Principal Accounting Fees and Services                         32
                 I.   Audit Fees                                             32
                 II.  Audit Related Fees                                     32
                 III. Tax Fees                                               32
                 IV.  All Other Fees                                         32
                 V.   Pre-approval Policies and Procedures                   32

PART IV
   Item 15.   Exhibits, Financial Statements and Schedules                   33
                 I.   Documents Filed as Part of this Report                 33

SIGNATURES                                                                   35

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

     C.   THE PROPERTIES AND INDEBTEDNESS SECURED BY THE PROPERTIES

     NPAMLP owns 26 properties, inclusive of tenant-in-common interests, as of December 31, 2006, which consist primarily of shopping centers and free standing, single tenant retail stores (the "Properties"). The Properties are subject to certain indebtedness, which was incurred in connection with the acquisition of the Properties by the Partnerships. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     I.   FISCAL YEAR

     NPAMLP's fiscal year begins on January 1 and ends on December 31 of each year.

          II.  NPAMLP OBJECTIVES AND POLICIES

     A.   NPAMLP OBJECTIVES

     NPAMLP intends to hold the Properties until such time as it is deemed prudent to dispose of one or more or all of the Properties. The precise timing of disposition of Properties is at the discretion of the Managing General Partner. However, the Partnership in accordance with the terms of the Partnership Agreement is expected to terminate not later than December 31, 2013. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement."

     It is anticipated that the forgiveness of Wrap Mortgages, if any, and the process of selling Properties, which are owned by Unaudited Partnerships, and applying sales proceeds to make payments on the Wrap Mortgages will result in the Limited Partners having to report substantial taxable income when the Properties are sold without the corresponding receipt of any cash proceeds therefrom (unless and until the Threshold Amount has been exceeded). It is intended, however, that by avoiding a foreclosure of Properties, the Consolidation and Restructuring will preserve for Limited Partners the potential for deriving an economic benefit from the future sales of the Properties, while at the same time possibly deferring the recognition of taxable income for some Limited Partners.

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

     B.   COMPETITION FOR TENANTS

     NPAMLP's Properties consist primarily of shopping centers and freestanding, single tenant retail stores located in 16 states. Of the 26 Properties owned by NPAMLP, 12 properties have only 1 or 2 tenants ("Single Tenant Properties"). The tenants in the Single Tenant Properties are primarily national retailers or supermarkets ("Anchor Tenants"). The 14 remaining properties are multi-tenant shopping center properties ("Shopping Center Properties"). The tenants in the Shopping Center Properties generally include Anchor Tenants and a variety of tenants occupying less substantial portions of the property ("Local Tenants").

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

     NPAMLP's primary Anchor Tenants are Kmart Corporation and its subsidiaries ("Kmart") and CVS Corporation ("CVS"), which in 2006 accounted for approximately 27% and 10%, respectively, of the rental income received by NPAMLP. As of December 31, 2006, NPAMLP had 7 leases with Kmart aggregating approximately 704,000 square feet. NPAMLP's average rent per square foot for all of the Kmart leases as of December 31, 2006, was $3.32. As of December 31, 2006, $55,000 was due from Kmart under its leases. As of December 31, 2006, NPAMLP had 5 leases with CVS aggregating approximately 49,000 square feet. NPAMLP's average rent per square foot for all of the CVS leases as of December 31, 2006, was $24.25. As of December 31, 2006, there were no amounts due from CVS under its leases.

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

     "PROPERTY" OR "PROPERTIES" shall mean one, some or all of the parcels of real property owned by NPAMLP (inclusive of tenant-in-common interest).

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

     "THRESHOLD AMOUNT" shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 2006, approximately $34,355,000 had been applied in reduction of the Threshold Amount.

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

ITEM 1 (A). RISK FACTORS

     Not applicable

ITEM 1 (B). UNRESOLVED STAFF COMMENTS

     Not applicable

ITEM 2. PROPERTIES

     NPAMLP's Properties consist primarily of shopping centers and freestanding, single tenant retail stores. As of December 31, 2006, NPAMLP owned and operated 26 Properties, including tenant-in-common interests, located in 16 states, with 46% of the Properties being Single Tenant Properties and 54% being Shopping Center Properties.

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

SCHEDULE 1

                   DESCRIPTION OF PROPERTY TENANT INFORMATION

                                             TOTAL     AVERAGE
                     TOTAL    OCCUPANCY     MINIMUM      RENT
PROPERTY LOCATION   GLA (A)      RATE      RENT (B)    PSF (C)
-----------------   -------   ---------   ----------   -------
Cottage Grove, MN   114,609      95.7%    $  962,723    $ 8.78
Dunmore, PA          26,475     100.0%        78,696      2.97
East Haven, CT      158,057      80.1%       665,299      5.26
Federal Way, WA      37,560     100.0%        45,000      1.20
Grand Rapids, MI     10,880     100.0%       378,071     34.75
Huntington, WV      141,710      99.5%       415,486      2.95
Huntsville, AL      104,000     100.0%       244,400      2.35
Independence, MO    134,634      97.2%       373,734      2.86
Kalamazoo, MI       120,958     100.0%       570,244      4.71
Lake Mary, FL       107,400     100.0%       859,200      8.00
Lawnside, NJ        102,552     100.0%       544,634      5.31
Marquette, MI       248,256      95.1%     1,226,008      5.19
Maryville, MO        35,099      84.2%        80,946      2.74
North Augusta, SC   109,134     100.0%       466,221      4.27
O' Fallon, MO        91,061      97.8%       343,814      3.86
Oak Lawn, IL        159,233     100.0%       895,270      5.62
Philadelphia, PA    128,006     100.0%       556,500      4.35
Painesville, OH      10,125     100.0%       178,091     17.59
Rockville, MD (d)    10,880     100.0%       521,718     47.95
San Jose, CA (e)    249,832     100.0%     2,629,686     44.04
Seven Hills, OH     121,677     100.0%       318,595      2.62
Taylorville, IL      43,127     100.0%       347,280      8.05
Urbana, IL           55,531      97.5%       436,438      8.06
Waverly, OH           8,834     100.0%        70,909      8.03
Wheelersburg, OH     38,828     100.0%       264,360      6.81
Yazoo City, MS       81,312      82.4%       250,387      3.74

----------
(a)  Gross Leaseable Area.

(b)  Based on leases in effect as of December 31, 2006.

(c)  Based on occupied space.

(d) NPAMLP owns an 82% interest in this property. Minimum rent amounts reflects percent ownership.

(e) NPAMLP owns a 23.9% tenant-in-common interest in this property. Minimum rent amounts reflects percent ownership.

                   DESCRIPTION OF PROPERTY TENANT INFORMATION

                            MAJOR TENANT INFORMATION

                                                                      ANNUAL        LEASE
PROPERTY LOCATION            MAJOR TENANT NAME            GLA (A)      RENT      EXPIRATION    OPTIONS
-----------------   -----------------------------------   -------   ----------   ----------   ---------
Cottage Grove, MN   Rainbow Foods                          70,130   $  606,624    07/11/16     6 / 5 YR
Dunmore, PA         Price Chopper                          26,475       78,696    11/30/10     2 / 5 YR
East Haven, CT      National Wholesale Liquidators         84,180      273,585    01/31/11     4 / 5 YR
Federal Way, WA     Safeway                                37,560       45,000    10/31/08     5 / 5 YR
Grand Rapids, MI    CVS                                    10,880      378,071    01/31/24    10 / 5 YR
Huntington, WV      Grandview Retail Stores               120,747      300,000    12/31/11       None
                    CVS                                     7,000       28,000    01/31/08     1 / 2 YR
Huntsville, AL      Kmart                                 104,000      244,400    11/30/10     4 / 5 YR
Independence, MO    Kmart                                 116,799      308,634    03/31/10     5 / 5 YR
Kalamazoo, MI       Kmart                                  84,180      248,770    02/28/10     8 / 5 YR
Lake Mary, FL       Gander Mountain Company               107,400      859,200    05/31/21     4 / 5 YR
Lawnside, NJ        Kmart                                 102,552      544,634    09/30/25    10 / 5 YR
Marquette, MI       Kohl's Department Stores, Inc.         85,480      170,960    11/30/24     9 / 5 YR
                    Younker's                              44,068       92,543    10/22/11       None
                    J.C. Penney                            33,996      118,286    08/31/09     4 / 5 YR
Maryville, MO       J.C. Penney                            22,060       65,502    10/31/11     1 / 5 YR
North Augusta, SC   Riverfront Antique Mall & Mini Mall   109,134      394,221
O' Fallon, MO       Kmart                                  83,061      279,415    11/30/10     9 / 5 YR
Oak Lawn, IL        Home Depot                            104,622      480,000    01/31/28     5 / 5 YR
                    Jewel Foods                            58,575      415,270    01/03/09     2 / 5 YR
Philadelphia, PA    Kmart                                  91,033      388,500    03/31/10     9 / 5 YR
                    Castor Avenue Market, L.L.C.           36,973      168,000    06/30/35       None
Painesville, OH     CVS                                    10,125      178,091    01/31/19     6 / 5 YR
Rockville, MD (b)   CVS                                    10,880      521,718    01/31/24    10 / 5 YR
San Jose, CA (c)    Sun Microsystems                      249,832    2,629,686    05/11/13     2 / 5 YR
Seven Hills, OH     Kmart                                 121,677      318,595    08/31/07     8 / 5 YR
Taylorville, IL     Kroger                                 27,958      237,761    03/31/07     5 / 5 YR
                    CVS                                    10,069       81,319    03/31/07     5 / 5 YR
Urbana, IL          Kroger (vacant)                        43,667      370,648    03/31/07     5 / 5 YR
Waverly, OH         None                                                   N/A         N/A       N/A
Wheelersburg, OH    Grandview Retail Stores                36,768      252,000    11/30/08       None
Yazoo City, MS      Family Dollar Stores                   10,846       59,000    06/30/08     6 / 5 YR
                    Supervalu                              20,000       45,000    04/30/10     1 / 5 YR

----------
(a)  Gross Leasable Area

(b) NPAMLP owns an 82% interest in this property. Minimum rent amounts reflects percent ownership.

(c) NPAMLP owns a 23.9% tenant-in-common interest in this property. Minimum rent amounts reflects percent ownership.

N/A  - Not Applicable

SCHEDULE 2

                            TENANT LEASE EXPIRATIONS

                                                           2007                             2008
                                   TOTAL      ------------------------------   ------------------------------
PROPERTY              TOTAL       MINIMUM      # OF      MINIMUM                 # OF      MINIMUM
LOCATION             GLA (A)      RENT (B)    TENANTS      RENT      GLA (A)   TENANTS      RENT      GLA (A)
--------            ---------   -----------   -------   ----------   -------   -------   ----------   -------
Cottage Grove, MN     114,609   $   962,723       2     $   55,500     5,075       1     $   94,900    13,000
Dunmore, PA            26,475        78,696
East Haven, CT        158,057       665,299                                        3        193,289    20,500
Federal Way, WA        37,560        45,000                                        1         45,000    37,560
Grand Rapids, MI       10,880       378,071
Huntington, WV        141,710       415,486       1          9,087       850       5         79,970    16,270
Huntsville, AL        104,000       244,400
Independence, MO      134,634       373,734       1          8,400     1,200       1          9,000     1,200
Kalamazoo, MI         120,958       570,244                                        1        103,983    12,603
Lake Mary, FL         107,400       859,200
Lawnside, NJ          102,552       544,634
Marquette, MI         248,256     1,226,008       5        200,918    14,664       5        114,765     8,432
Maryville, MO          35,099        80,946       1             12     2,450       1         15,435     4,900
North Augusta, SC     109,134       466,221
O' Fallon, MO          91,061       343,814       1         30,000     3,000
Oak Lawn, IL          159,233       895,270
Philadelphia, PA      128,006       556,500
Painesville, OH        10,125       178,091
Rockville, MD          10,880       521,718
San Jose, CA          249,832     2,629,686
Seven Hills, OH       121,677       318,595       1        318,595   121,677
Taylorville, IL        43,127       347,280       2        319,080    38,027
Urbana, IL             55,531       436,438       4        428,338    53,081       1          8,100     1,050
Waverly, OH             8,834        70,909       1         15,500     2,000
Wheelersburg, OH       38,828       264,360       1         12,360     2,060       1         72,000     7,662
Yazoo City, MS         81,312       160,987       3         82,437    21,561       3         91,750    15,801
                    ---------   -----------     ---     ----------   -------     ---     ----------   -------
Totals              2,449,770   $13,329,489      23     $1,480,227   265,645      23     $  828,192   138,978
                    =========   ===========     ===     ==========   =======     ===     ==========   =======
Annual % to Total                                             11.1%     10.8%                   6.2%      5.7%
Cumulative %                                                  11.1%     10.8%                  17.3%     16.5%

----------
(a)  Gross Leasable Area.

(b)  Based on leases in effect as of December 31, 2006.

                            TENANT LEASE EXPIRATIONS

                                                           2009                             2010
                                   TOTAL      ------------------------------   ------------------------------
PROPERTY              TOTAL       MINIMUM      # OF      MINIMUM                 # OF      MINIMUM
LOCATION             GLA (A)      RENT (B)    TENANTS      RENT      GLA (A)   TENANTS      RENT      GLA (A)
--------            ---------   -----------   -------   ----------   -------   -------   ----------   -------
Cottage Grove, MN     114,609   $   962,723                                       1      $   43,313     6,075
Dunmore, PA            26,475        78,696                                       1          78,696    26,475
East Haven, CT        158,057       665,299       2      $100,000      8,202      1          44,525     6,850
Federal Way, WA        37,560        45,000
Grand Rapids, MI       10,880       378,071
Huntington, WV        141,710       415,486       1        11,520      1,305
Huntsville, AL        104,000       244,400                                       1         244,400   104,000
Independence, MO      134,634       373,734       1        11,700      1,800      2         344,634   126,639
Kalamazoo, MI         120,958       570,244                                       3         299,326    90,308
Lake Mary, FL         107,400       859,200
Lawnside, NJ          102,552       544,634
Marquette, MI         248,256     1,226,008       3       215,844     36,366      6         239,727    21,264
Maryville, MO          35,099        80,946
North Augusta, SC     109,134       466,221
O' Fallon, MO          91,061       343,814                                       1         279,415    83,061
Oak Lawn, IL          159,233       895,270       1       415,270     58,575
Philadelphia, PA      128,006       556,500                                       1         388,500    91,033
Painesville, OH        10,125       178,091
Rockville, MD          10,880       521,718
San Jose, CA          249,832     2,629,686
Seven Hills, OH       121,677       318,595
Taylorville, IL        43,127       347,280       1        13,200      2,100
Urbana, IL             55,531       436,438
Waverly, OH             8,834        70,909       1        14,320      2,000      1          41,089     4,834
Wheelersburg, OH       38,828       264,360                                       1         180,000    29,106
Yazoo City, MS         81,312       160,987       1        31,200      9,600      1          45,000    20,000
                    ---------   -----------     ---      --------    -------    ---      ----------   -------
   Totals           2,449,770   $13,329,489      11      $813,054    119,948     20      $2,228,625   609,645
                    =========   ===========     ===      ========    =======    ===      ==========   =======
Annual % to Total                                             6.1%       4.9%                  16.7%     24.9%
Cumulative %                                                 23.4%      21.4%                  40.1%     46.3%

----------
(a)  Gross Leasable Area.

(b)  Based on leases in effect as of December 31, 2006.

                            TENANT LEASE EXPIRATIONS

                                                          2011
                                   TOTAL      ----------------------------
PROPERTY              TOTAL       MINIMUM      # OF      MINIMUM
LOCATION             GLA (A)      RENT (B)    TENANTS     RENT     GLA (A)
--------            ---------   -----------   -------   --------   -------
Cottage Grove, MN     114,609   $   962,723
Dunmore, PA            26,475        78,696
East Haven, CT        158,057       665,299      1      $273,585    84,180
Federal Way, WA        37,560        45,000
Grand Rapids, MI       10,880       378,071
Huntington, WV        141,710       415,486      1       300,000   120,747
Huntsville, AL        104,000       244,400
Independence, MO      134,634       373,734
Kalamazoo, MI         120,958       570,244
Lake Mary, FL         107,400       859,200
Lawnside, NJ          102,552       544,634
Marquette, MI         248,256     1,226,008      3       119,319    55,710
Maryville, MO          35,099        80,946      1        65,502    22,204
North Augusta, SC     109,134       466,221      1        72,000     5,170
O' Fallon, MO          91,061       357,477      1        34,939     3,000
Oak Lawn, IL          159,233       895,270
Philadelphia, PA      128,006       556,500
Painesville, OH        10,125       178,091
Rockville, MD          10,880       521,718
San Jose, CA          249,832     2,629,686
Seven Hills, OH       121,677       318,595
Taylorville, IL        43,127       347,280
Urbana, IL             55,531       436,438
Waverly, OH             8,834        70,909
Wheelersburg, OH       38,828       264,360
Yazoo City, MS         81,312       160,987
                    ---------   -----------     ---     --------   -------
   Totals           2,449,770   $13,329,489       8     $865,345   291,011
                    =========   ===========     ===     ========   =======
Annual % to Total                                            6.5%     11.9%
Cumulative %                                                46.6%     58.2%

----------
(a)  Gross Leasable Area.

(b)  Based on leases in effect as of December 31, 2006.

SCHEDULE 3

                       THIRD PARTY UNDERLYING OBLIGATIONS

                                                                              PRINCIPAL
                                                       MORTGAGE   INTEREST   BALANCE AT
PROPERTY LOCATION             MORTGAGEE(S)               TYPE       RATE      12/31/06
-----------------   --------------------------------   --------   --------   ----------
Cottage Grove, MN   IDS Life Insurance                    1st       5.55%     4,286,954
Dunmore, PA         NONE
East Haven, CT      NONE
Federal Way, WA     NONE
Grand Rapids, MI    Wells Fargo Bank Northwest, N.A.      1st       7.77%     2,733,158
Huntington, WV      NONE
Huntsville, AL      NONE
Independence, MO    NONE
Kalamazoo, MI       NONE
Lake Mary, FL       Mercantile Bank                       1st       8.25%     4,580,181
Lawnside, NJ        Wachovia Securities                   1st       8.71%     4,414,406
Marquette, MI       Union Labor Life Insurance Co.        1st       7.50%     4,919,475
Maryville, MO       NONE
North Augusta, SC   NONE
O' Fallon, MO       NONE
Oak Lawn, IL        American Express Financial Corp.      1st       5.00%       802,058
Painesville, OH     Credit Suisse First Boston            1st       6.48%     1,585,133
Philadelphia, PA    Kin Properties                        1st       9.25%     1,146,668
Rockville, MD (a)   Wells Fargo Bank Northwest, N.A.      1st       7.77%     3,771,618
San Jose, CA (b)    Lehman Ali Inc.                       1st       8.14%    20,038,078
Seven Hills, OH     B & K Properties                      1st       9.75%     1,208,374
Taylorville, IL     NONE
Urbana, IL          NONE
Waverly, OH         NONE
Wheelersburg, OH    NONE
Yazoo City, MS      NONE

----------
(a) NPAMLP owns an 82% interest in the property. Loan balance reflects percentage ownership.

(b) NPAMLP owns a 23.9% tenant-in-common interest in this property. Loan balance reflects percentage ownership.

                       THIRD PARTY UNDERLYING OBLIGATIONS

                                                                              OWNERSHIP
                                                                    ANNUAL     INTEREST
                                                       MORTGAGE      DEBT        FEE/
PROPERTY LOCATION             MORTGAGEE(S)               TYPE      SERVICE    LEASEHOLD
-----------------   --------------------------------   --------   ---------   ---------
Cottage Grove, MN   IDS Life Insurance                    1st       364,697      Fee
Dunmore, PA         NONE                                                      Leasehold
East Haven, Ct      NONE                                                         Fee
Federal Way, WA     NONE                                                         Fee
Grand Rapids, MI    Wells Fargo Bank Northwest, N.A.      1st       378,071      Fee
Huntington, WV      NONE                                                         Fee
Huntsville, AL      NONE                                                      Leasehold
Independence, MO    NONE                                                         Fee
Kalamazoo, MI       NONE                                                      Leasehold
Lake Mary, FL       Mercantile Bank                       1st       444,708      Fee
Lawnside, NJ        Wachovia Securities                   1st       496,522      Fee
Marquette, MI       Union Labor Life Insurance Co.        1st       602,712   Leasehold
Maryville, MO       NONE                                                      Leasehold
North Augusta, SC   NONE                                                         Fee
O' Fallon, MO       NONE                                                         Fee
Oak Lawn, IL        American Express Financial Corp.      1st       422,249   Leasehold
Painesville, OH     Credit Suisse First Boston            1st       178,080      Fee
Philadelphia, PA    Kin Properties                        1st       395,220   Leasehold
Rockville, MD (a)   Wells Fargo Bank Northwest, N.A.      1st       521,718      Fee
San Jose, CA (b)    Lehman Ali Inc.                       1st     2,629,686      Fee
Seven Hills, OH     B & K Properties                      1st       263,917   Leasehold
Taylorville, IL     NONE                                                         Fee
Urbana, IL          NONE                                                         Fee
Waverly, OH         NONE                                                         Fee
Wheelersburg, OH    NONE                                                         Fee
Yazoo City, MS      NONE                                                         Fee

----------
(a) NPAMLP owns an 82% interest in the property. Loan balance reflects percent ownership.

(b) NPAMLP owns a 23.9% tenant-in-common interest in this property. Loan balance reflects percent ownership.

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

     As of December 31, 2006, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.

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

          III. PROCEEDS OF SALES DISTRIBUTIONS

     The Proceeds of Sales of the Properties may not be reinvested in additional real properties, except as permitted with respect to transactions that are non-taxable in whole or in substantial part under Section 1031 or 1033 of the Internal Revenue Code. The Proceeds of Sales of the Properties, after payment of related expenses and indebtedness and provision for reasonable reserves, will be available for NPAMLP purposes, including paying Debt Service or providing for Capital Improvements with respect to other Properties owned by NPAMLP. After making the payments required by the Restructuring Agreement with respect to the Wrap Mortgages, all proceeds not utilized for NPAMLP purposes will be distributed to the partners of NPAMLP.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following is selected financial data for NPAMLP for the five years ended December 31, 2006, derived from the audited financial statements of NPAMLP prepared in conformity with accounting principles generally accepted in the United States of America. The selected financial data set forth below should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and with the Combined Financial Statements of NPAMLP and the notes thereto included elsewhere in this Form 10-K. The data below for 2004 through 2002 has been adjusted to reflect the prior period adjustment to the discount on wraparound mortgages. See "Item 7. III. C. Full Fiscal Years".

                             Year Ended December 31
                      (In Thousands, except per unit data)

                                       2006       2005       2004       2003       2002
                                     --------   --------   --------   --------   --------
INCOME:
Rental income                        $ 11,736   $ 11,081   $  9,303   $ 11,893   $ 12,950
Other charges to tenants                3,234      3,322      3,000      2,842      3,781
Interest income                           129         99         98        161        200
                                     --------   --------   --------   --------   --------
TOTAL INCOME                           15,099     14,502     12,401     14,896     16,931
                                     --------   --------   --------   --------   --------
OPERATING EXPENSES:
Interest expense                       13,707      9,975      9,892     10,644     11,337
Other operating expenses                6,280      6,237      6,404      7,596      7,965
Depreciation and
   amortization                         3,981      3,890      3,594      4,218      5,131
                                     --------   --------   --------   --------   --------
TOTAL OPERATING EXPENSES               23,968     20,102     19,890     22,458     24,433
                                     --------   --------   --------   --------   --------
   OPERATING LOSS                      (8,869)    (5,600)    (7,489)    (7,562)    (7,502)
                                     --------   --------   --------   --------   --------
OTHER INCOME (EXPENSE):
Realized gain (loss) on
   investment securities                   --        (14)        50         97       (185)
                                     --------   --------   --------   --------   --------
LOSS FROM CONTINUING
   OPERATIONS                          (8,869)    (5,614)    (7,439)    (7,465)    (7,687)
DISCONTINUED OPERATIONS:
Loss from operations of
   discontinued components             (2,098)    (2,329)    (2,631)    (2,698)    (5,840)
Gain on disposition of
   properties                          21,853      3,785      5,894        923         --
                                     --------   --------   --------   --------   --------
NET INCOME (LOSS)                    $ 10,886   $ (4,158)  $ (4,176)  $ (9,240)  $(13,527)
                                     ========   ========   ========   ========   ========
PER UNIT DATA:
Operating loss                       $ (52.51)  $ (57.28)  $ (76.10)  $ (77.36)  $ (78.64)
                                     ========   ========   ========   ========   ========
Net income (loss)                    $ 111.36   $ (42.54)  $ (42.72)  $ (94.52)  $(138.38)
                                     ========   ========   ========   ========   ========
Weighted average units
   outstanding                         97,752     97,752     97,752     97,752     97,752
                                     ========   ========   ========   ========   ========
ASSETS:
Rental property - net                $ 74,430   $ 60,309   $ 72,663   $ 76,445   $ 83,180
Other assets                            5,324      5,245      5,028      6,144      8,695
                                     --------   --------   --------   --------   --------
TOTAL ASSETS                         $ 79,754   $ 65,554   $ 77,691   $ 82,589   $ 91,875
                                     ========   ========   ========   ========   ========
LIABILITIES AND PARTNERS' DEFICIT:
Wraparound mortgages payable
   less: unamortized discount
   based on imputed interest
   rate of 12%                       $102,134   $ 98,717   $111,916   $118,809   $130,427
Other liabilities                       8,520      8,809      7,822      7,286      7,678
                                     --------   --------   --------   --------   --------
Total liabilities                    $110,654   $107,526   $119,738   $126,095   $138,105
Partners' deficit                     (30,900)   (41,972)   (42,047)   (43,506)   (46,230)
                                     --------   --------   --------   --------   --------
TOTAL LIABILITIES AND PARTNERS'
   DEFICIT                           $ 79,754   $ 65,554   $ 77,691   $ 82,589   $ 91,875
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

     B.   THIRD PARTY DEBT SERVICE

     As of December 31, 2006, the Third Party Underlying Obligations were current for all the Properties.

See "Item 7. Management's Discussion and Analysis of Financial Condition - II Critical Accounting Policies."

     C.   WORKING CAPITAL

     As of December 31, 2006, NPAMLP has working capital of approximately $765,000 excluding amounts due to the Managing General Partner and the Pension Groups of $2,186,000 and $3,237,000, respectively. NPAMLP's property operating budget for 2007, excluding capital expenditures, audit fees and certain insurance costs, projects positive cash flow of approximately $503,000.

     To date, NPAMLP has replenished its working capital reserves through the sale of Properties. This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage. They have agreed in certain instances to release their liens and provide proceeds from the sale to NPAMLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties. Although the Second Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard is expected. Pursuant to the 2003 Agreement (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement"), the holders of the Wrap Mortgages are obligated to release their mortgages in the event of a sale of Property. As of December 31, 2006, the Managing General Partner has advanced approximately $2,186,000 to NPAMLP but may require the repayment of the advances for its own operational needs.

     D.   LOAN OBLIGATIONS

     Although all the Third Party Underlying Obligations on which balloon payments have become due to date have ultimately been refinanced, there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. In the event that NPAMLP is not able to obtain refinancing commitments from alternative lenders or loan extensions from the lenders holding the existing Third Party Underlying Obligations, the properties could be lost to foreclosure. For the year ended December 31, 2007, balloon payments in the amount of $4,580,000 are due on the Third Party Underlying Mortgage Obligations. See "Item
2. Properties."

     E.   CAPITAL REQUIREMENTS

     The average age of the Properties owned by NPAMLP is in excess of 20 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 2006, NPAMLP was obligated for approximately $604,000 of capital commitments that were primarily for capital repairs to the Properties. The 2007 operating budget for the Properties provides for approximately $162,000 in capital repair reserves.

     During 2006, NPAMLP had two outstanding lines of credit with E&H Properties, Inc., an affiliate of NPA ("E&H"), under which E&H would advance up to $2.5 million to NPAMLP for purposes of making Capital and Tenant Improvements (the "NPAMLP Lines"). The NPAMLP Lines include a $2,000,000 line of credit (the "Hudson Line") and a $500,000 line of credit (the "Firstrust Line"). Pursuant to the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H.

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

     At December 31, 2006, the E&H Firstrust Line permitted E&H to borrow up to $2,500,000 which it can loan to NPAMLP and can use for E&H's general working capital.

     Pursuant to the promissory note executed with respect to the E&H Firstrust Line (the "Firstrust Note"), the amounts advanced pursuant to the Firstrust Note bear interest at the Prime Rate as published in the Wall Street Journal's "Money Rates" section (the "E&H Firstrust Borrowing Rate"). The E&H Firstrust Borrowing Rate at December 31, 2006 is 8.25%.

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

     At December 31, 2006, $630,000 has been advanced and $55,000 in accrued interest was due under the NPAMLP Lines and $450,000 has been borrowed under the E&H Firstrust Line, respectively.

     F.   TENANT IMPROVEMENTS

     The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 2006, approximately $8,110 was provided to tenants in rental abatements.

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

     NPAMLP adopted SFAS No. 144 on January 1, 2002 and accordingly, the results of operations of the properties disposed of or held for sale during the years ended December 31, 2006, 2005 and 2004 have been classified as Discontinued operations in the Statement of Operations for the three years ended December 31 2006, 2005 and 2004. The gain reported in discontinued components for the year ended December 31, 2006 was $21,283,000, including a loss of $1,320,000 on the early extinguishment of debt resulting from the sale of the property in Lockport, IL. For the years ended December 31, 2005 and 2004, net gains of $3,785,000 and $5,894,000, respectively, were reported in discontinued operations. See "Item 6. Selected Financial Data."

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

          III. RESULTS OF OPERATIONS

     A.   PROPERTY DISPOSITIONS AND ACQUISITIONS DURING FISCAL 2006

     NPAMLP owned 26 and 29 properties, including tenant-in-common interests, at December 31, 2006, and 2005, respectively. See "Item 1. Business - II. NPAMLP Objectives and Policies - B. Competition for Tenants - Anchor Tenants."

     During the third quarter of 2006 NPAMLP sold the properties in Lockport, Illinois, New Hope, Minnesota and North Sarasota, Florida. The sales of the New Hope, MN and North Sarasota, FL properties were sold in a transaction structured to be a tax-deferred exchange in accordance with Section 1031 of the Internal Revenue Code. Proceeds from all three sales were primarily used to make additional principal payments on the wraparound mortgages. The resultant net gain on this transaction was $8,514,000, including a loss of $1,320,000 on the early extinguishment of debt resulting from the sale of the Lockport property. The purchase side of the tax-deferred exchange was completed in the fourth quarter of 2006 with the acquisition of a 9.1% tenant-in-common interest in an office building in San Jose, California. See "Item 13. Certain Relationships and Related Party Transactions - V. Related Party Transactions".

In October 2005, ARJAX Railroad Associates II, LLC ("ARJAX"), a limited liability company controlled by Lipkin, acquired from a third party land owner, that certain real property in San Mateo, California, that was leased to NPAMLP under a ground lease scheduled to expire in February 2025. Annual rent due from NPAMLP under the ground lease was $96,000. In the fourth quarter of 2006, NPAMLP sold its leasehold interest in the San Mateo property to ARJAX. The purchase price for the sale of the leasehold interest was $13,900,000 and was based on the fair market value of NPAMLP's leasehold interest in the San Mateo property as determined by a national valuation firm familiar with similar commercial properties and real estate in the San Mateo geographic area. Pursuant to the terms of the agreement of sale for this transaction the purchase price was satisfied with the conveyance to NPAMLP of a 14.8% tenant-in-common interest in an office building in San Jose, California. Such interest was acquired from National Property Analysts Management Company ("NPAMC"), a limited partnership controlled by Lipkin. See "Item 13. Certain Relationships and Related Party Transactions - V. Related Party Transactions".

As the term of the lease of the tenant occupying the San Jose property is currently scheduled to expire before the financing on the property is satisfied, the property could be lost to foreclosure. In order to protect NPAMLP's interest and to ensure the value of the consideration received by NPAMLP in exchange for the leasehold interest, NPAMC caused NPAEP to agree to modify the terms of the wrap mortgage by offsetting the wrap indebtedness held by NPAEP by an amount equal to the greater of (1) the proceeds from disposition or, (2) the $13,900,000 purchase price compounded monthly based on a 6.43% annual interest rate. The wrap mortgage offset would be calculated at the time of disposition of the San Jose property.

     As a result of the sale of the San Mateo property, NPAMLP recognized a net gain on sale in the amount of $12,769,000. This amount was recognized as gain and reported as a component of the gain on disposition of properties. The sale transaction was structured to be a tax-deferred exchange in accordance with
Section 1031 of the Internal Revenue Code.

     B.   PROPERTY DISPOSITIONS AND ACQUISITIONS DURING FISCAL 2005 AND 2004

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

     In 2004, NPAMLP also sold the properties in Crescent City, California and International Falls, Minnesota in transactions originally structured to be tax-deferred exchanges. However, the purchase side of the transaction was not completed in 2005. As a result, $237,000 in wraparound mortgages, net of discounts, was forgiven by the Pension Groups in 2005.

     During the fourth quarter of 2004 NPAMLP acquired the property in Grand Rapids, Michigan and an 82% interest in the property in Rockville, Maryland to complete the 2004 tax-deferred exchange transactions relating to the sales of the properties in Ocala, Florida, Menominee, Michigan, Sault Ste. Marie, Michigan and Steger, Illinois.

     C.   FULL FISCAL YEARS

     Over the five year period ended December 31, 2006, NPAMLP disposed of 26 Properties and acquired 3 Properties, inclusive of a tenant-in-common interest. Of these properties, 11 Properties were disposed and 3 Properties, inclusive of a tenant-in-common interest, were acquired in transactions structured to be tax-deferred exchanges in accordance with Section 1031 of the Internal Revenue Code. The net numbers of Properties owned and disposed of by year are as follows:

                      2006   2005   2004   2003   2002
                      ----   ----   ----   ----   ----
Beginning of year      29     32     37     40     49
Properties acquired     1     --      2     --     --
Properties disposed    (4)    (3)    (7)    (3)    (9)
                      ---    ---    ---    ---    ---
End of year            26     29     32     37     40
                      ===    ===    ===    ===    ===

     The disposition of Properties resulted in "Net (loss) gain on disposition of properties" and "Forgiveness of wraparound mortgages payable on disposition of properties" as reflected in the financial statements. See "Item 2. II Critical Accounting Policies".

     The following table reflects the operating results (in thousands) for NPAMLP for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, excluding the operating results for 26 Properties that were disposed and 3 Properties that were acquired during the five year period. The table is presented in order to facilitate an understanding of the operating results and trends of NPAMLP.

                                  2006      2005      2004      2003      2002
                                -------   -------   -------   -------   -------
INCOME:
Rental income                   $10,836   $10,074   $ 9,627   $ 9,531   $ 9,582
Other charges to tenants          3,157     3,070     2,814     2,395     2,534
Interest income                     129        99        99       152       198
                                -------   -------   -------   -------   -------
TOTAL INCOME                     14,122    13,243    12,540    12,078    12,314
                                -------   -------   -------   -------   -------
OPERATING EXPENSES:
Interest expense                 12,672     8,686     9,001     9,175     8,244
Other operating expenses          6,156     6,263     6,338     6,345     5,981
Depreciation and amortization     3,764     3,566     3,560     3,501     3,801
                                -------   -------   -------   -------   -------
TOTAL OPERATING EXPENSES         22,592    18,515    18,899    19,021    18,026
                                -------   -------   -------   -------   -------
OPERATING LOSS                  $(8,470)  $(5,272)  $(6,359)  $(6,943)  $(5,712)
                                =======   =======   =======   =======   =======

     The fluctuations in Rental Income between 2002 and 2004 have been minimal. This is consistent with the Property portfolio that has a significant portion of space rented to Anchor Tenants under long-term leases. The increase in Rental Income in 2005 and 2006 is primarily due to new tenant leases at the properties in Cottage Grove, Minnesota, Huntington, West Virginia, North Augusta, South Carolina and Wheelersburg, Ohio. The new tenants at these properties also contributed to the increase in Other charges to tenants for the same period.

     The increase in interest expense in 2006 is due to the adjustment to the discount on wraparound mortgage arising from changes in the projected cash flows on the wraparound mortgages, primarily from additional payments resulting from the sales of property in the third quarter of 2006. The discount on wraparound mortgages represents the difference between the present value of mortgage payments at the stated interest rate and the imputed rate of 12%. NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows. The resultant increase or decrease is recorded as interest expense in the year of the adjustment. The increase in interest expense in 2003 is due to the increase in the discount on the wraparound mortgages arising from the restatement of the 2003 financial statements of NPAMLP and the increase to the discount on wraparound mortgages. The restatement was the result of management's evaluation of the balance of the discount on the wraparound mortgages based on changes in the future cash flows required under the wraparound mortgage obligations. These changes to the original estimate arose from reductions in the balloon payments due on the wraparound mortgages arising from partial sales of certain properties, reductions in the annual payments required under the wraparound mortgages and the change in interest rate pursuant to the future interest agreement (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement"). The resultant calculation of the estimated value of the discount on wraparound mortgages increased the discount by $10,689,000, which was recognized as a prior period adjustment to the Partners' deficit of NPAMLP.

     The increase in Other operating expenses in 2003 was primarily a result of increased general and administrative costs due to additional legal and other professional fees incurred as a result of the Kmart bankruptcy. The increases in depreciation and amortization between 2001 and 2005 are due to capital improvements.

          IV.  TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                          Payments due by period
                                              (in thousands)
                         -------------------------------------------------------
Contractual                         Less than                           More than
Obligations               Total       1 year    1-3 years   3-5 years    5 years
-----------              --------   ---------   ---------   ---------   ---------
Wrap Mortgages Payable   $191,181    $10,797     $22,497     $22,939     $134,948
Ground Leases              10,780        728       1,456       1,044        7,552
                         --------    -------     -------     -------     --------
   Total                 $201,961    $11,525     $23,953     $23,983     $142,500
                         ========    =======     =======     =======     ========

          V.   INDEBTEDNESS SECURED BY THE PROPERTIES

     The Properties are subject to certain indebtedness that was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 2006, the aggregate indebtedness of NPAMLP pursuant to the Wrap Mortgages was approximately $180 million, of which approximately $49 million constituted indebtedness under the Third Party Underlying Obligations and $14 million constituted indebtedness under the Second Mortgages. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters - IV. Certain Income Tax Considerations - A. Recognition of Gain." As of December 31, 2006, the aggregate historical cost of the Properties securing the indebtedness of NPAMLP mortgages was approximately $145 million. The original acquisition of the Properties by the Partnerships was typically structured as set forth below.

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

     B.   THE SECOND MORTGAGES AND NOTES

     Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The outstanding principal balance of the Second Mortgages as of December 31, 2006, was approximately $14 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

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

     Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial "balloon" amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2006 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $111,000,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP's general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP's general partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9(A). CONTROLS AND PROCEDURES

     NPAMLP's management, including the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of NPAMLP's "disclosure controls and procedures" as of December 31, 2006. Disclosure controls and procedures are defined in SEC Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such officers have concluded that such controls and procedures are adequate and effective. Additionally, there were no significant changes in NPAMLP's internal controls or in other factors that could significantly affect these controls subsequent to the date of such officers' evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, none of which were found to exist. (See "Certifications" set forth as Exhibits).

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

     NPAMLP has restated its previously issued financial statements for the years ended December 31, 2003 and 2004 within the NPAMLP's Form 10-K for the year ended December 31, 2005 and has amended and re-filed its quarterly filings for 2005.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          I.   SUMMARY

     EBL&S, Inc., a Delaware corporation incorporated in December 1989, and an affiliate of NPA, is the Managing General Partner of NPAMLP. Feldman International, Inc., a Delaware corporation incorporated in September 1998 is the Equity General Partner of NPAMLP. The Managing General Partner is owned 100% by E&H Properties, Inc., a Pennsylvania corporation incorporated in July 1979, which is owned 100% by Edward B. Lipkin. The Equity General Partner is owned 100% by Robert McKinney.

     The directors and executive officers of the General Partners are as follows:

     Edward B. Lipkin, age 61, serves as Director of the Managing General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

     Robert McKinney, age 51, serves as Director of the Equity General Partner. Since 2003, Mr. McKinney has been an employee of NPAEP, serving as tax manager. Previously, Mr. McKinney had been employed by NPA since 1987 in the same capacity. Mr. McKinney, a certified public accountant, received a Masters of Science in Taxation and Masters of Business Administration in Finance from Villanova University and Temple University, respectively. Mr. McKinney received a Bachelor of Science degree in Accounting from Villanova University.

     Howard M. Levy, age 47, serves as Vice President of the Managing General Partner. Mr. Levy has been employed by NPA since 1983 and is currently Vice President of Leasing. Mr. Levy, received a Bachelor of Science degree in Accounting from the University of Scranton and is a Certified Public Accountant.

     David A. Simon, age 49, serves as Vice President of the Managing General Partner. Mr. Simon has been employed by NPA since 1987 and is currently Chief Financial Officer. Mr. Simon, received a Bachelor of Science degree in Accounting & Finance from Lehigh University and is a Certified Public Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION

          I.   GENERAL

     Neither the General Partners nor the officers of the General Partners receive compensation from NPAMLP. Certain administrative services related to tax and accounting service and to investor administration were performed by the Managing General Partner on behalf of NPAMLP as provided in the Partnership Agreement. The amount payable to the Managing General Partner for such services aggregated $155,000, $149,000 and $156,000 for the years ended December 31, 2006, 2005 and 2004, respectively. See "Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate."

          II.  PAYMENTS DISCUSSION AND ANALYSIS

     NPAMLP has no compensation plan as it pays no executive compensation and therefore the compensation discussion and analysis is unnecessary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                                                     AMOUNT AND
                          NAME & ADDRESS OF           NATURE OF
TITLE OF CLASS            BENEFICIAL OWNER      BENEFICIAL OWNERSHIP   % OF CLASS
--------------         ----------------------   --------------------   ----------
Units of Limited       Robert McKinney          1,000 Units               1.0%

Partnership Interest   230 S. Broad Street
                       Philadelphia, PA 19102

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

          I.   PAYMENTS AND FEES

     The amounts and kinds of payments and fees to be paid to the General Partners and its affiliates during the operation of NPAMLP are summarized below. All expenses of NPAMLP are billed directly to and paid by NPAMLP. The Managing General Partner is reimbursed for the actual cost of goods and materials used for or by NPAMLP and obtained from entities that are not affiliates of the Managing General Partner. In addition, the Managing General Partner is reimbursed for administrative services performed for NPAMLP, provided that such services are necessary for the prudent operation of NPAMLP and further provided that such reimbursement is at the lower of (i) the Managing General Partner's actual cost or (ii) the cost of obtaining comparable administrative services from independent parties in the same geographic location. Reimbursement to the Managing General Partner for services for which it is entitled to compensation by way of a separate fee is not allowed. No reimbursement is made for rent, depreciation, utilities, or capital equipment in the building in which NPAMLP maintains offices and other overhead costs.

PERSON RECEIVING PAYMENTS     TYPE OF PAYMENTS      ESTIMATED AMOUNT OF PAYMENTS
-------------------------   --------------------   ------------------------------
                              ORGANIZATIONAL PHASE

Equity General Partner                             1% general partners' interest
                                                   in NPAMLP.

                                OPERATIONAL PHASE

Equity General Partner      General Partners'      On an annual basis, 1% of Cash
                            share of of Cash       Flow from Operations. Actual
                            Flow from              amounts will depend upon
                            Operations.            future operations and are not
                                                   now determinable.

EBL&S Property              Property Management    Annual fee of 5% of gross
Management, Inc.            Fees.                  operating revenues derived
                                                   from the Properties. Actual
                                                   amounts will depend upon
                                                   future operations and are not
                                                   now determinable. See II
                                                   Property Management by
                                                   Affiliate, below.

EBL&S Property              Leasing Fees.          For all obtained or renewed
                                                   leases, an amount equal to
                                                   the fees customarily charged
                                                   in the geographic area of
                                                   leased property. Actual
                                                   amounts will depend upon
                                                   future operations and are not
                                                   now determinable. See II
                                                   Property Management by
                                                   Affiliate, below.

PERSON RECEIVING PAYMENTS     TYPE OF PAYMENTS      ESTIMATED AMOUNT OF PAYMENTS
-------------------------   --------------------   ------------------------------
Equity General Partner      General Partners'      The Equity General Partner
                            share of Profits       will be allocated 1% of the
                            and Losses             profits and losses from
                                                   NPAMLP operations.

Managing General            Reimbursement of       Actual cost of goods and
Partner                     Expenses               services utilized for or by
                                                   NPAMLP, including certain
                                                   administrative services
                                                   performed by the Managing
                                                   General Partner.

PERSON RECEIVING COMPENSATION   TYPE OF COMPENSATION   ESTIMATED AMOUNT OF COMPENSATION
-----------------------------   --------------------   --------------------------------
                                   LIQUIDATION PHASE

Equity General Partner          General Partners'      The Equity General Partner
                                share of Proceeds of   will be allocated 1% of the
                                Sales of the           Proceeds of the Sale of the
                                Properties.            Properties.

E&H Properties                  Repayment of           Actual amounts will depend on
                                Indebtedness secured   the price of Properties and
                                by Second Mortgages.   are not now determinable.

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

     Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. The Property Manager earned an aggregate of approximately $733,000 for management fees, approximately $52,000 for leasing fees, and approximately $238,000 for administrative fees in fiscal year 2006.

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

     A.   CONFLICT REGARDING SALES AND REFINANCING

     The Managing General Partner is an affiliate of NPA. NPA or its affiliates hold the Second Mortgages aggregating approximately $14 million. This lack of independence gives rise to certain conflicts of interest with respect to the sale or refinancing of the Properties.

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

     B.   OTHER ACTIVITIES OF THE AFFILIATES OF THE GENERAL PARTNERS

     There is no limitation on the right of the affiliates of the General Partners to engage in any business even if the business is competitive with the business of NPAMLP. For instance, if an affiliate of the General Partners owns or manages a property which competes for tenants with a Property owned by NPAMLP, the economic interest of the equity owners of the General Partners in that affiliate may create a conflict between the General Partners or the Property Manager on the one hand and NPAMLP on the other with respect to allocating prospective tenants between competitive properties. The Managing General Partner and its affiliates presently own one property that is competitive with the Properties, and affiliates of the Managing General Partner may act as manager of such properties.

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

          V.   RELATED PARTY TRANSACTIONS

     During 1996, the El Paso, Texas property was sold to a limited partnership owned by directors and executives of the Managing General Partner. The sales price of the property was determined to be at fair market value by an independent appraiser. In connection with the transaction, a promissory note was issued to NPAMLP in the approximate amount of $436,000. The note is interest only, bears interest at 10% and was originally due in November 2008. The note was fully paid off in the first quarter of 2007.

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

     In October 2005, ARJAX Railroad Associates II, LLC ("ARJAX"), a limited liability company controlled by Lipkin, acquired from a third party land owner, the fee simple interest in the real property in San Mateo, California, that was leased to NPAMLP under a ground lease scheduled to expire in February 2025. Annual rent due under the ground lease was $96,000.

     In June 2006, NPAMLP and ARJAX entered into an agreement with the anchor tenant at the San Mateo property (the "Agreement"), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the "Effective Date"). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550,000 during the period from June 2006 through the Effective Date. In August 2006, ARJAX remitted $500,000 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500,000 in repairs or improvements which would otherwise be the responsibility of NPAMLP to its other stores leased from NPAMLP. Under the Agreement, the liability for the consideration to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. Additionally, Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement. There is a possibility, however, that if ARJAX does not perform its obligations under the Agreement, NPAMLP may be held liable. Should ARJAX default, NPAMLP may not have sufficient cash to pay this obligation, it would probably have to sell an asset or assets to raise enough cash to do so. Such sale of assets, could result in additional gain being recognized.

     In the fourth quarter of 2006, NPAMLP sold its leasehold interest in the San Mateo property to ARJAX. ARJAX intends to convert the San Mateo property into a multi-family development which would also include retail and office elements. NPAMLP is prohibited from acquiring and developing property and accordingly, could not participate in this development. See "Item 1. NPAMLP Objectives and Policies". The purchase price for the sale of the leasehold interest was $13,900,000 and was based on the fair market value of NPAMLP's leasehold interest in the San Mateo property (after taking into consideration the Agreement noted above) as determined by a national valuation firm familiar with similar commercial properties and real estate in the San Mateo geographic area. Pursuant to the terms of the agreement of sale for this transaction, the purchase price was satisfied with the conveyance to NPAMLP of a 14.8% tenant-in-common interest in an office building in San Jose, California ("San Jose Building").

     To complete the tax-deferred exchange arising from the sales of the New Hope, MN and North Sarasota, FL properties, NPAMLP acquired an additional 9.1% tenant-in-common interest in the San Jose Building (See "Item 7, III Results of Operations, A. Property Dispositions and Acquisitions During Fiscal 2006"). All of the interests in the San Jose Building acquired by NPAMLP were acquired from National Property Analysts Management Company ("NPAMC"), a limited partnership controlled by Lipkin. As a result of the conveyance by NPAMC of the tenant-in-common interests, NPAMC recognized a gain of $300,000, primarily from depreciation recapture.

     As the term of the lease of the tenant occupying the San Jose Building is currently scheduled to expire before the financing on the property is satisfied, the property could be lost to foreclosure at that time. In order to protect NPAMLP's interest and to ensure the value of the consideration received by NPAMLP in exchange for the leasehold interest, NPAMC caused NPAEP to agree to modify the terms of the wrap mortgage by offsetting the wrap indebtedness held by NPAEP by an amount equal to the greater of: (1) the proceeds from disposition or, (2) the $13,900,000 purchase price compounded monthly based on a 6.43% annual interest rate. The wrap mortgage offset would be calculated at the time of disposition of the San Jose Building.

          VI.  DIRECTOR INDEPENDENCE

     NPAMLP has no separate nominating, audit or compensation committees because in part, it is not required to do so, but also because no compensation is paid and there are no directors. NPAMLP has limited business activities and its day to day activities are run by the Managing General Partner and EBL&S Property Management Inc.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          I.   AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for the audit of NPAMLP's annual financial statements and review of financial statements included in NPAMLP's Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $124,500 ($66,500 and $58,000 for the years ended December 31, 2006 and 2005, respectively).

          II.  AUDIT RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Asher & Company that are reasonably related to the performance of the audit or review of NPAMLP's financial statements and are not reported above in "Item 14 - I. Audit Fees" amounted to $2,400 for the year ended December 31, 2006, and $6,165 for the year ended December 31, 2005.

          III. TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for tax compliance, tax advice and tax planning were $20,000 ($12,000 and $8,000 for the years ended December 31, 2006 and 2005, respectively).

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

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

          I.   DOCUMENTS FILED AS PART OF THIS REPORT

     A.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm..................    F-1

Combined Financial Statements:

   Combined Balance Sheets at December 31, 2006 and 2005.................    F-2

   Combined Statements of Operations and Changes in Partners' Deficit for
   the years ended December 31, 2006, 2005 and 2004......................    F-3

   Combined Statements of Cash Flows for the years ended December 31,
   2006, 2005 and 2004...................................................    F-4

Notes to Combined Financial Statements...................................    F-5

Attachments

   1 Properties Effectively Owned by NPAMLP at December 31, 2006.........   F-20

   2 Schedules II and III to the Combined Financial Statements...........   F-21

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

Date: March 30, 2007


By: Feldman International, Inc., its
equity general partner


By: /s/ Robert McKinney
    ---------------------------------
    Robert McKinney
    Director

Date: March 30, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Capacity                           Date
---------              --------                           ----


/s/ Edward B. Lipkin   Director of EBL&S, Inc.            March 30, 2007
--------------------   Principal Executive Officer,
Edward B. Lipkin       Principal Accounting Officer and
                       Principal Financial Officer


/s/ Robert McKinney    Director of Feldman                March 30, 2007
--------------------   International, Inc.
Robert McKinney

                           NATIONAL PROPERTY ANALYSTS
                           MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                          Combined Financial Statements

                           December 31, 2006 and 2005

     (With Report of Independent Registered Public Accounting Firm Thereon)

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm                       1

Combined Balance Sheets, December 31, 2006 and 2005                           2

Combined Statements of Operations and Changes in Partners' Deficit, Years
   ended December 31, 2006, 2005 and 2004                                     3

Combined Statements of Cash Flows, Years ended December 31, 2006, 2005
   and 2004                                                                   4

Notes to Combined Financial Statements                                        5

SCHEDULES:

I   Properties Effectively Owned by NPAMLP at December 31, 2006              20

II  Combined Valuation and Qualifying Accounts, December 31, 2006, 2005
       and 2004                                                              21

III Combined Real Estate and Accumulated Depreciation Schedule,
       December 31, 2006, 2005 and 2004                                      22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partners
National Property Analysts Master Limited Partnership

     We have audited the accompanying combined balance sheets of National Property Analysts Master Limited Partnership (NPAMLP) (a limited partnership) as of December 31, 2006 and 2005 and the related combined statements of operations and changes in Partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 2006. Our audits also included the financial statement schedules of properties effectively owned by NPAMLP (Schedule I), combined valuation and qualifying accounts (Schedule II), and combined real estate and accumulated depreciation schedule (Schedule III) as of December 31, 2006, 2005 and 2004. These combined financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of National Property Analysts Master Limited Partnership as of December 31, 2006 and 2005 and the combined results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 30, 2007

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)
                             COMBINED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005
                                 (IN THOUSANDS)

                                                                         2006       2005
                                                                       --------   --------
                               ASSETS
Rental property, at cost:
   Land                                                                $  8,443   $  9,544
   Buildings                                                            114,085    133,591
   Tenant-in-common property                                             22,662         --
                                                                       --------   --------
                                                                        145,190    143,135
   Less: accumulated depreciation                                        70,760     82,826
                                                                       --------   --------
      Rental property, net                                               74,430     60,309
Cash and cash equivalents                                                 1,325      1,489
Restricted cash                                                             241        648
Investment securities available for sale, at market                       1,085        503
Tenant accounts receivable, net of allowance of $30 for
   2006 and 2005, respectively                                              235        246
Unbilled rent receivable                                                    893        385
Accounts receivable and other assets (1)                                  1,545      1,974
                                                                       --------   --------
Total assets                                                           $ 79,754   $ 65,554
                                                                       ========   ========
                  LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable (1)                                       $179,565   $189,886
Less: unamortized discount based on imputed interest rate of 12% (1)     77,431     91,169
                                                                       --------   --------
      Wraparound mortgages payable less unamortized discount (1)        102,134     98,717
Due to Pension Groups (1)                                                 3,237      3,237
Other borrowings (1)                                                        630        630
Accounts payable and other liabilities (1)                                2,829      3,021
Deferred revenue                                                             74        171
Finance lease obligation                                                  1,750      1,750
                                                                       --------   --------
      Total liabilities                                                 110,654    107,526
Partners' deficit                                                       (30,900)   (41,972)
                                                                       --------   --------
Total liabilities and Partners' deficit                                $ 79,754   $ 65,554
                                                                       ========   ========

(1)  See Note 3: Related Party Transactions

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)
       COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                       2006       2005       2004
                                                     --------   --------   --------
Income:
   Rental income                                     $ 11,736   $ 11,081   $  9,303
   Other charges to tenants                             3,234      3,322      3,000
   Interest and dividend income                           129         99         98
                                                     --------   --------   --------
      Total income                                     15,099     14,502     12,401
                                                     --------   --------   --------
Operating expenses:
   Interest expense (1)                                13,707      9,795      9,892
   Real estate taxes                                    2,701      2,766      2,385
   Management fees (1)                                    660        616        583
   Common area maintenance expenses                     1,551      1,702      1,843
   Ground rent (1)                                        491        493        501
   Repairs and maintenance                                359        408        155
   General and administrative (1)                         518        432        937
   Depreciation                                         3,660      3,681      3,420
   Amortization                                           321        209        174
                                                     --------   --------   --------
      Total operating expenses                         23,968     20,102     19,890
                                                     --------   --------   --------
      Operating loss                                   (8,869)    (5,600)    (7,489)
Other income (loss):
   Realized (loss) gain on investment securities           --        (14)        50
                                                     --------   --------   --------
      Loss from continuing operations                  (8,869)    (5,614)    (7,439)
Discontinued operations:
   Loss from operations of discontinued components     (2,098)    (2,329)    (2,631)
   Gain on disposition of properties, net
      (including a $1,320 loss on early
      extinguishment of debt)                          21,853      3,785      5,894
                                                     --------   --------   --------
      Net income (loss)                                10,886     (4,158)    (4,176)
Partners' deficit:
   Beginning of period                                (41,972)   (42,047)   (43,506)
   Forgiveness of wraparound mortgages payable (1)         --      4,246      5,627
   Net change in unrealized gain (loss) on
      investment securities                               186        (13)         8
                                                     --------   --------   --------
   End of period                                     $(30,900)  $(41,972)  $(42,047)
                                                     ========   ========   ========
Net income (loss) per unit                           $ 111.36   $ (42.54)  $ (42.72)
                                                     ========   ========   ========
Weighted average units outstanding                     97,752     97,752     97,752
                                                     ========   ========   ========

(1)  See Note 3: Related Party Transactions

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)
                        COMBINED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                 (IN THOUSANDS)

                                                                                     2006       2005       2004
                                                                                   --------   --------   -------
Cash flows from operating activities:
      Net income (loss)                                                            $ 10,886   $ (4,158)  $(4,176)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation                                                                 4,140      4,837     5,249
         Amortization of discount (1)                                                12,535      9,217     9,278
         Reduction in provision for bad debts                                            --         --      (120)
         Net gain on disposition of properties                                      (21,853)    (3,785)   (5,894)
         Realized loss (gain) on investment securities                                   --         14       (50)
         Change in assets and liabilities:
            Decrease (increase) in tenant accounts receivable                            11       (190)      221
            (Increase) decrease in unbilled rent receivable                            (508)      (245)      142
            Decrease (increase) in other assets (1)                                     429         13      (773)
            (Decrease) increase in accounts payable and other liabilities (1)          (192)        84      (287)
            (Decrease) increase in deferred revenue                                     (97)       (67)       81
                                                                                   --------   --------   -------
            Net cash provided by operating activities                                 5,351      5,720     3,671
                                                                                   --------   --------   -------
Cash flows from investing activities:
      Proceeds form Disposition of properties                                        13,977      5,735    13,229
      Acquisition of properties                                                        (500)        --    (8,131)
      Improvements to rental property                                                  (486)      (924)   (1,350)
      Decrease in restricted cash                                                       407        158     2,242
      Decrease in finance lease obligation                                               --         --      (400)
      Purchase of investment securities                                                (330)      (532)     (823)
      Sale of investment securities                                                      --      1,166       404
                                                                                   --------   --------   -------
            Net cash provided by investing activities                                13,068      5,603     5,171
                                                                                   --------   --------   -------
Cash flows from financing activities:
      Payments on wraparound mortgages (1)                                          (18,583)   (11,853)   (9,855)
      Increase in wraparound mortgages                                                   --        147        --
      Increase in due to pension groups                                                  --      1,898       677
      (Payments on) proceeds from other borrowings (1)                                   --       (928)      465
                                                                                   --------   --------   -------
            Net cash used in financing activities                                   (18,583)   (10,736)   (8,713)
                                                                                   --------   --------   -------
            (Decrease) increase in cash and cash equivalents                           (164)       587       129
Cash and cash equivalents:
   Beginning of period                                                                1,489        902       773
                                                                                   --------   --------   -------
   End of period                                                                   $  1,325   $  1,489   $   902
                                                                                   ========   ========   =======
Supplemental disclosure of cash flow information:
      Cash paid during the year for interest                                       $  2,242   $  3,414   $ 3,962
Supplemental disclosure of non-cash investing and financing activities:
      Disposition of property for tenant-in-common interest                        $ 12,759
      Reduction in wraparound mortgages from forgiveness or assumption of debt,
         net of related discount                                                   $ 13,923   $ 10,713   $ 6,316
      Investment securities issued in lieu of rent                                 $     66
      Wraparound mortgages acquired with tenant-in-common interest                 $ 22,185

(1)  See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)

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

     The properties were originally purchased by the Electing Partnerships from unaffiliated limited partnerships owned by various pension and profit sharing trusts, whose interests were subsequently acquired by Main Line Pension Group (MLPG). Properties were purchased by the Electing Partnerships subject to existing senior mortgages in favor of the sellers or unaffiliated third parties. In connection with the acquisition of the properties, wraparound mortgages were delivered by the Electing Partnerships to MLPG that were subordinate to the third- party underlying mortgage obligations and other second mortgages. Neither these third-party underlying obligations nor the second mortgages represented direct financial obligations of the Electing Partnerships. The Electing Partnerships were required to make payments on the wraparound mortgages to MLPG, which was required to make payments on the underlying obligations.

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

     In connection with the Consolidation, NPAMLP, MLPG and certain affiliates entered into a restructuring agreement to modify the terms of repayment of the wraparound notes. The restructuring agreement provided that all wraparound notes which were originally secured by wraparound mortgages on properties owned by Electing Partnerships that were audited by the Internal Revenue Service (the Audited Partnerships) are cross-collateralized by all other wraparound mortgages on other Audited Partnerships. In addition, all wraparound notes which were originally secured by wraparound mortgages on properties owned by Electing Partnerships that were not audited by the Internal Revenue Service (the Unaudited Partnerships) are cross collateralized by all other wraparound mortgages on other Unaudited Partnerships.

     Effective October 1, 1998, National Property Analysts Employee Partnership (NPAEP) and Penn Valley Pension Group (PVPG) acquired the interest of MLPG in certain wraparound mortgages. Effective in 2006, NPAEP acquired all of the interests of PVPG in the wraparound mortgages. MLPG, NPAEP and PVPG are collectively referred to as the Pension Groups.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)

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

     Through December 31, 2006, NPAMLP sold properties that generated approximately $34,355 in net proceeds that have been applied as a reduction of the Threshold amount. NPAMLP has not distributed any sales proceeds to its partners since its organization.

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

     NPAMLP has working capital as of December 31, 2006 and 2005, of approximately $765 and $1,045, respectively, excluding amounts due to the managing general partner of $2,186 and $1,981, respectively, and excluding amounts due to the Pension Groups of $3,237 at December 31, 2006 and 2005. NPAMLP has $1,325 of unrestricted cash and $1,870 available under line of credit agreements at December 31, 2006, to meet its short-term obligations. Through December 31, 2006, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wraparound mortgage have released their liens. In addition, as of December 31, 2006, the managing general partner has advanced approximately $2,186 to NPAMLP, but may require the repayment of the advances for its own operational needs.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  RENTAL PROPERTY

          Rental properties are stated at original cost to the Electing Partnerships. Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years and 15 to 39 years, respectively.

          NPAMLP accounts for the property owned as tenants-in-common ("TIC") with unaffiliated third parties using the proportionate consolidation method in accordance with SOP 78-9, Accounting for Investments in Real Estate Ventures. NPAMLP owns an undivided interest in the San Jose property through its 23.9% ownership interest of 2525 North First Street Holdings, a Delaware Statutory Trust, and does not control the decisions over the property or the other tenant-in-common interests. The financial statements reflect only NPAMLP's percentage of the TIC's real property, related mortgage, revenues and expenses. NPAMLP's proportionate share at December 31, 2006 was as follows:

                         Tenant-in-common property          22,662
                         Wraparound mortgage payable        22,185

          NPAMLP did not receive a proportionate share of revenue and expenses in 2006, as the TIC interest was purchased in December 2006.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)

          There were no impairment charges for the years ended December 31, 2006, 2005 or 2004.

          The estimated fair value of these properties was determined by management based on projected cash flows and market trends.

     (B)  CASH AND CASH EQUIVALENTS

          All highly liquid interest-bearing deposits with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents at December 31, 2006 and 2005 were held in the custody of multiple financial institutions. The balances, at times, may exceed federally insured limits. NPAMLP mitigates this risk by depositing funds with major financial institutions.

     (C)  RESTRICTED CASH

          Restricted cash consists principally of amounts held in escrow for capital improvements, real estate taxes and insurance expenses.

     (D)  ACCOUNTS RECEIVABLE

          Accounts receivable include current accounts receivable, net of allowances, and other accruals. NPAMLP regularly reviews the collectability of its receivables and the credit worthiness of its customers and adjusts its allowance for doubtful accounts, straight-line rent receivable balance and tenant improvement and leasing costs amortization accordingly.

     (E)  INVESTMENT SECURITIES

          Investment securities, consisting of common stock, are classified as available for sale and carried at estimated fair value. Unrealized gains and losses on the investment securities are included as a separate component of Partners' deficit.

     (F)  DISCOUNT ON WRAPAROUND MORTGAGE

          The discount on wraparound mortgages represents the difference between the present value of mortgage payments at the stated interest rate and the imputed rate. NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows. The resultant increase or decrease in the discount is recorded as interest expense in the year of the adjustment. The discount is amortized using the interest method over the terms of the mortgages and is recorded as interest expense. In accordance with APB No. 26, Early Extinguishment of Debt, NPAMLP accounts for the unamortized discount on wraparound mortgages related to wraparound mortgages that have been extinguished as losses or gains of the period of extinguishment.

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)

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

          In accordance with SFAS No. 107, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 2006 and 2005.

     (J)  DISCONTINUED OPERATIONS

          Income or loss from operations of sold properties is reported as discontinued operations in accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     (K)  FORGIVENESS OF RELATED PARTY INDEBTEDNESS

          NPAMLP historically has accounted for the gains from the forgiveness of related party wraparound mortgage indebtedness arising from the disposition of property as a component of discontinued operations in the combined statements of operations. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, such forgiveness from a related party (see Note 3) should be accounted for as a capital transaction. As a result, gains from extinguishment of debt previously reported as a component of discontinued operations have been reclassified in the accompanying combined statements of operations for that period to conform to the presentation required by APB No. 26.

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

     (m)  RECLASSIFICATIONS

          It is policy of NPAMLP to reclassify prior year financial statements to conform to the current year's presentation in accordance with SFAS No. 144. Such reclassifications have no effect on Net income or loss in the Combined Statements of Operations and Changes in Partners' Deficit.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)

     (N)  NEW PRONOUNCEMENTS

          In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. NPAMLP has not yet determined the impact, if any, the implementation of SFAS No. 157 may have on its financial statements.

          In September 2006 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006. NPAMLP adopted SAB 108 for the year ending December 31, 2006 and it did not have a material effect on the NPAMLP's financial statements.

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

     At its formation, NPAMLP entered into a leasing and property management agreement with EBL&S Property Management, Inc. (EBL&S), which is owned entirely by E&H. Under the agreement, EBL&S is to receive a property management fee equal to 5% of the gross annual rentals collected, including tenant reimbursements for common area maintenance charges, real estate taxes and property insurance. EBL&S is also entitled to receive leasing commissions for obtaining or renewing leases and reimbursement for services provided to NPAMLP for Partnership administration. The leasing commissions paid or due to EBL&S are deferred over the life of their respective leases and are included in Other assets on the Balance Sheet. The leasing commissions due to EBL&S are included in Accounts payable and other liabilities on the Balance Sheet.

     Management fees and administrative services are paid exclusively to EBL&S and are included in the Statement of Operations. Also, included in Other assets is a $436 loan receivable from a partnership in which Lipkin owns a 50% general partnership interest. The loan is unsecured, interest only, bears interest at 10% and was paid off in full in the first quarter of 2007. The Wraparound mortgages payable are held by NPAEP, which is controlled by Lipkin. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts, which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities as of December 31, 2006, are $2,186 due EBL&S, $55 due E&H and $154 due limited partnerships where Lipkin has a controlling interest. As of December 31, 2005 the amounts included in Accounts payable and other liabilities due to EBL&S, E&H and limited partnerships where Lipkin has a controlling interest were $1,981, $8 and $137, respectively. The amounts due to EBL&S were primarily for property management fees, leasing commissions, legal fees, administrative services and cash advances for debt service. Amounts earned by EBL&S for the years ended December 31 were as follows:

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)

                                          2006     2005     2004
                                         ------   ------   ------
PROPERTY MANAGEMENT FEES                 $  733   $  772   $  820
LEASING COMMISSIONS                          52      127       84
ADMINISTRATIVE SERVICES AND LEGAL FEES      238      180      165
                                         ------   ------   ------
      TOTAL                              $1,023   $1,079   $1,069
                                         ======   ======   ======

     In October 2005, ARJAX Railroad Associates II, LLC ("ARJAX"), a limited liability company controlled by Lipkin, acquired from a third party land owner, certain real property in San Mateo, California, that was leased to NPAMLP under a ground lease scheduled to expire in February 2025. Annual rent due under the ground lease was $96. In the fourth quarter of 2006, NPAMLP sold its leasehold interest in the San Mateo property to ARJAX. The purchase price for the sale of the leasehold interest was $13,900 and was based on the fair market value of NPAMLP's leasehold interest in the San Mateo property as determined by a national valuation firm familiar with similar commercial properties and real estate in the San Mateo geographic area. Pursuant to the terms of the agreement of sale for this transaction the purchase price was satisfied with the conveyance to NPAMLP of a 14.8% tenant-in-common interest in an office building in San Jose, California. To complete the tax-deferred exchange arising from the sales of the New Hope, MN and North Sarasota, FL properties (see footnote 6), NPAMLP acquired an additional 9.1% tenant-in-common interest in the San Jose, CA building. Such interests were acquired from National Property Analysts Management Company ("NPAMC"), a limited partnership controlled by Lipkin.

     As the term of the lease of the tenant occupying the San Jose property is currently scheduled to expire before the financing on the property is satisfied, the property could be lost to foreclosure at that time. In order to protect NPAMLP's interest and to ensure the value of the consideration received by NPAMLP in exchange for the leasehold interest, NPAMC caused NPAEP to agree to modify the terms of the wrap mortgage by offsetting the wrap indebtedness held by NPAEP by an amount equal to the $13,900 purchase price compounded monthly based on a 6.43% annual interest rate. The wrap mortgage offset would be calculated at the time of disposition of the San Jose property.

     During the fourth quarter of 2004, NPAMLP sold the property located in Crescent City, California for $900 that included the assumption of related debt in the amount of $84, to a limited partnership in which Lipkin owned the 1% interest of the general partner. The transaction was structured to be a tax-deferred exchange in accordance with Section 1031 of the Internal Revenue Code, however the purchase side of this transaction was not completed. As part of this transaction, the Pension Group forgave $749 in wraparound mortgages that have been recognized as a reduction to Partners' deficit in 2005.

     During 1996, the El Paso, Texas property was sold to a limited partnership owned by directors and executives of EBL&S. The sales price of the property was determined to be at fair market value by an independent appraiser. In connection with the transaction, a promissory note was issued to NPAMLP in the approximate amount of $436, which is included in Other assets in the accompanying financial statements. The note is unsecured, interest only, bears interest at 10% and was paid off in the first quarter of 2007.

     NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interests in NPAMLP in exchange for the transfer of the Trenton, New Jersey property and related wraparound mortgage obligations. As a result, NPA and its principals did not own

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)

     any of the 97,752 units of NPAMLP at December 31, 2006, 2005 and 2004, respectively.

     NPA holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $13,930 and $17,434 at December 31, 2006 and 2005, respectively.

(4)  TENANT LEASES

     At December 31, 2006 and 2005, NPAMLP effectively owned and operated 26 and 29 properties, respectively, as listed in Schedule I, that were comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 120 tenants, under various lease agreements which are treated as operating leases.

     In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance and renewal options. The leases expire under their original terms at various dates between 2007 and 2031.

     Future minimum lease rentals to be received under noncancellable leases are approximately:

2007          $11,955
2008           10,846
2009            9,958
2010            8,597
2011            7,209
THEREAFTER     45,682
              -------
      TOTAL   $94,247
              =======

     Rental income includes approximately $334, $426 and $562 related to percentage rents for the years ended December 31, 2006, 2005 and 2004, respectively.

(5)  MAJOR TENANTS

     NPAMLP's primary anchor tenants are Kmart Corporation and its subsidiaries ("Kmart") and CVS Corporation ("CVS"). In 2006, 2005 and 2004, Kmart accounted for approximately 27%, 28% and 32%, respectively, of the rental income received by NPAMLP and CVS accounted for approximately 10%, 11% and 8%, respectively of the rental income received by NPAMLP. As of December 31, 2006, NPAMLP had 7 leases with Kmart aggregating approximately 704,000 square feet and 5 leases with CVS aggregating approximately 49,000 square feet. As of December 31, 2006 and 2005, NPAMLP was due $55 and $111, respectively, from Kmart under its leases. As of December 31, 2006 and 2005, no amounts were due from CVS under its leases.

     At December 31, 2006, three tenants owed NPAMLP amounts in excess of 10% of total Accounts receivable. Gander Mountain, Kmart and Grandview Retail represented 31%, 23% and 33%, respectively, of Accounts receivable at December 31, 2006. At December 31, 2005, two tenants owed NPAMLP amounts in excess of 10% of total Accounts receivable. Kmart and Grandview Retail represented 45% and 16%, respectively, of Accounts receivable at December 31, 2005.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)

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

     For the years ended December 31, 2006, 2005 and 2004, NPAMLP recognized in loss from operations of discontinued components, revenue of $1,552, $3,912 and $5,426, and expenses of $3,650, $6,241 and $8,057, respectively.

     In 2006, NPAMLP sold the properties in Lockport, Illinois, New Hope, Minnesota, North Sarasota, Florida and San Mateo, California. The net gain on these transactions was $21,853, including a loss from early extinguishment of debt in the amount of $1,320. Proceeds from the sales of the Lockport, New Hope and North Sarasota properties were used to satisfy the third party underlying indebtedness on the three sold properties as well as five other properties. The amount paid included $570 of additional costs required to satisfy the indebtedness. Such amount is included in the loss from operations of discontinued components in the Combined Statement of Operations and Changes in Partners' Deficit. NPAMLP was released from the mortgage lien an all eight properties as a result of the payments. The sales of the New Hope, North Sarasota and San Mateo properties were structured to be tax-deferred exchanges in accordance with Section 1031 of the Internal Revenue Code. All of these transactions were included in Discontinued operations in the Combined Statement of Operations and Changes in Partners' Deficit.

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

     In 2004, NPAMLP sold the properties in Ocala, Florida, Menominee, Michigan, Sault Ste. Marie, Michigan, and Steger, Illinois, in transactions structured to be tax deferred exchanges in accordance with Section 1031 of the Internal Revenue Code. Also in 2004, the property in Chesapeake, Virginia was conveyed to the ground lessor in accordance with the terms of the ground lease. The net gain on these transactions was $5,894 and the Pension Groups forgave $5,627 in wraparound mortgages, net of discounts, which was recognized as a reduction to Partners' deficit (see Note 15). In 2004, NPAMLP also sold the properties in Crescent City, California and International Falls, Minnesota in transactions originally structured to be tax-deferred exchanges. However, the purchase side of the transaction was not completed in 2005. As a result, $237 in wraparound mortgages, net of discounts, was forgiven by the Pension Groups in 2005. This amount is recognized as a reduction to the Partners' deficit account of NPAMLP. All of these transactions were included in Discontinued operations in the Combined Statement of Operations and Changes in Partners' Deficit.

(7)  GROUND LEASES / FINANCE LEASE OBLIGATION

     NPAMLP is obligated under 10 noncancellable ground leases that expire between 2010 and 2078, excluding renewal options (see Schedule I).

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)

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

     In January 2004, the ground lease on the Chesapeake, Virginia property terminated and the property conveyed to the ground lessor in accordance with the terms of the ground lease. As a result, the Finance lease obligation was reduced by $400, and a net gain was recorded for $904. As part of this transaction the Pension Groups forgave $3,440 in wraparound mortgages, net of discounts.

     Future minimum lease payments under all noncancellable ground leases as of December 31, 2006 are approximately:

2007         $   728
2008             728
2009             728
2010             546
2011             498
THEREAFTER     7,552
             -------
   TOTAL     $10,780
             =======

     Total rental expense for ground leases for the years ended December 31, 2006, 2005, 2004, was approximately $535, $589 and $613, respectively. In addition, $281, $281 and $282 of ground rent was recorded as interest expense for the years ended December 31, 2006, 2005 and 2004, respectively.

(8)  OTHER BORROWINGS

     During 1995, NPAMLP negotiated with E&H Properties, Inc. (E&H), a related party, for E&H to advance up to $1,000 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the resulting agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. The line bears interest based on the Prime rate (8.25% at December 31, 2006) and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. During 1999, NPAMLP negotiated with E&H for E&H to advance up to an additional $250 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the agreement, the obligation of E&H to make advances to NPAMLP is at all times the sole and absolute discretion of E&H. This additional line bears interest based on the prime rate (8.25% at December 31, 2006) and is scheduled to expire May 2007. In 2004 the aggregate availability under the lines of credit was increased to $2,500. As of December 31, 2006 and 2005, $630 was owed by NPAMLP under these lines of credit, excluding $55 and $8 in accrued interest at December 31, 2006 and 2005, respectively. Total interest expense under the lines of credit for the years ending December 31,

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)

     2006, 2005 and 2004, was $55, $85 and $54, respectively.

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

     In prior years, the Pension Groups had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by Audited and Unaudited Partnerships. There was no forgiveness of wraparound mortgage indebtedness in 2006. For the years ended December 31, 2005 and 2004, wraparound mortgage obligations of approximately $10,300 and $9,054, respectively, with related discounts of $6,054 and $3,427, respectively, were forgiven in connection with various property dispositions. The net amounts of $4,246 and $5,627 are included in Partners' deficit as Forgiveness of wraparound mortgages payable for the years ended December 31, 2005 and 2004, respectively.

     NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows. The resultant increase or decrease in the discount is recorded as interest expense in the year of the adjustment. Primarily as the result from additional principal payments on the wraparound mortgages arising from the property sales in 2006, NPAMLP reduced the discount on wraparound mortgages and recognized interest expense in the amount of $3,736.

     In accordance with APB No. 26, Early Extinguishment of Debt, NPAMLP accounts for the unamortized discount on wraparound mortgages related to wraparound mortgages that have been extinguished as losses or gains of the period of extinguishment. As such, NPAMLP recognized a loss of $1,320 related to the extinguishment of the wraparound mortgage related to the Lockport property at the time of sale.

     In 2004 NPAMLP refinanced the underlying mortgage on the Lake Mary, Florida property and negotiated a discount from the holder of the underlying mortgage. As a result of this transaction, the Pension Groups forgave $1,187 in wraparound mortgages payable, which was recognized as a reduction to Partners' deficit.

     The wraparound mortgages have maturity dates varying from August 2009 to December 2013 and a stated interest rate of 4.1%.

     Certain wraparound mortgages are fully amortized over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations. Also, the Pension Groups have balloon payments due on the third-party underlying mortgage obligations. For the year ended December 31, 2007, balloon payments of $4,580 are due on the third party underlying mortgage obligations.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)

     Wraparound mortgage principal payment requirements for the next five years are approximately:

2007   $ 8,336
2008     9,012
2009     9,414
2010     9,815
2011    10,216

(10) INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investments in available for sale common and preferred stock securities were as follows as of December 31, 2006, and 2005:

                                              DECEMBER 31, 2006
                                --------------------------------------------
                                               GROSS        GROSS
                                AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                  COST         GAINS        LOSSES    VALUE
                                ---------   ----------   ----------   ------
COMMON STOCK                      $ 834        $251          $--      $1,085
                                  -----        ----          ---      ------
SECURITIES AVAILABLE FOR SALE     $ 834        $251          $--      $1,085
                                  =====        ====          ===      ======

                                              DECEMBER 31, 2005
                                --------------------------------------------
                                               GROSS        GROSS
                                AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                  COST         GAINS        LOSSES    VALUE
                                ---------   ----------   ----------   ------
COMMON STOCK                       $440         $69          ($6)      $503
                                   ----         ---          ---       ----
SECURITIES AVAILABLE FOR SALE      $440         $69          ($6)      $503
                                   ====         ===          ===       ====

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)

(12) PARTNERS' DEFICIT

     Following is a summary of the combined changes in partners' deficit for the three years ended December 31, 2006 (in thousands except unit data):

                                            UNITS                     PARTNERS' DEFICIT
                                ----------------------------   --------------------------------
                                 General    Limited             General    Limited
                                Partners   partners    Total   partners    partners     Total
                                --------   --------   ------   --------   ---------   ---------
January 1, 2004                   1,000     96,752    97,752    $ (435)   $ (43,071)  $ (43,506)
Net loss                             --         --        --       (42)      (4,134)     (4,176)
Forgiveness of wraparound
   mortgages payable                 --         --        --        56        5,571       5,627
Unrealized loss on investment
   securities                        --         --        --        --            8           8
                                  -----     ------    ------    ------    ---------   ---------
December 31, 2004                 1,000     96,752    97,752      (421)     (41,626)    (42,047)
Net loss                             --         --        --       (42)      (4,116)     (4,158)
Forgiveness of wraparound
   mortgages payable                 --         --        --        42        4,204       4,246
Unrealized loss on investment
   securities                        --         --        --        --          (13)        (13)
                                  -----     ------    ------    ------    ---------   ---------
December 31, 2005                 1,000     96,752    97,752      (421)     (41,551)    (41,972)
Net income                           --         --        --       109       10,777      10,886
Forgiveness of wraparound
   mortgages payable                 --         --        --        --           --          --
Unrealized gain on investment
   securities                        --         --        --         2          184         186
                                  -----     ------    ------    ------    ---------   ---------
December 31, 2006                 1,000     96,752    97,752     ($310)    ($30,590)   ($30,900)
                                  =====     ======    ======    ======    =========   =========

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)

     In June 2006, NPAMLP and ARJAX entered into an agreement with an anchor tenant (the "Agreement"), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the "Effective Date"). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date. In August 2006, ARJAX remitted $500 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to its other stores leased from NPAMLP. Under the Agreement, the liability for the consideration to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX (see footnote 3). NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so. Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement.

     In 2006, NPAMLP entered into an agreement with the anchor tenant at the East Haven property to terminate its lease upon 90 days notice from NPAMLP. In 2007, a new termination agreement and new lease was entered into with the anchor tenant. The 2007 termination agreement provides for a payment of $1,700 to the anchor in January 2007 which was made by NPAMLP on a timely basis. In order to fund the payment, NPAMLP borrowed the necessary funds from E&H under the line of credit with E&H (see footnote 8). Under the terms of the new lease, the anchor tenant remains in occupancy on a month to month basis.

(14) FUTURE INTEREST AGREEMENT

     In March 2003 NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the "2003 Agreement"), in which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgages held by NPAEP and PVPG. The terms of the 2003 Agreement provide that NPAEP and PVPG will: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount (the reduction in the interest rate was evaluated by NPAMLP in accordance with Emerging Issues Task Force 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and was determined not to be a substantial modification of terms as defined therein); (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and (c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the assignment of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note. In consideration for the above, NPAMLP will modify the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships. In addition NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP's right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)

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

     Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial "balloon" amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2006 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $109,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP's general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP's Managing General Partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

     Neither NPAMLP, NPAEP nor PVPG were represented by independent counsel or retained other independent advisers or consultants in connection with the negotiation, execution or delivery of the 2003 Agreement. Nonetheless, the Managing General Partner believes that the transactions permitted or contemplated by the 2003 Agreement are fair and equitable to NPAMLP and the other parties involved.

(15) SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
                     Notes to Combined Financial Statements
                        December 31, 2006, 2005 and 2004
                             (dollars in thousands)



                                                     Quarter Ended
                                      ------------------------------------------
                                       March,      June     September   December
                                      31, 2006   30, 2006    30, 2006   31, 2006
                                      --------   --------   ---------   --------
Total income                           $ 4,429    $ 3,400    $ 3,327     $ 3,943
Total operating expenses (1)             5,579      5,290      4,596       8,503
                                       -------    -------    -------     -------
Operating loss (1)                      (1,150)    (1,890)    (1,269)     (4,560)
Other income (loss)                         --         --         --          --
                                       -------    -------    -------     -------
Loss from continuing operations (1)     (1,150)    (1,890)    (1,269)     (4,560)
Income (loss) from discontinued
   operations (1)                         (531)      (181)     4,244      16,223
                                       -------    -------    -------     -------
Net (loss) income (1)                   (1,681)    (2,071)     2,975      11,663
                                       -------    -------    -------     -------
Net (loss) income per unit (1)         $(17.20)   $(21.19)   $ 30.43     $119.31
                                       -------    -------    -------     -------

                                                     Quarter Ended
                                      ------------------------------------------
                                       March,      June     September   December
                                      31, 2005   30, 2005    30, 2005   31, 2005
                                      --------   --------   ---------   --------
Total income                           $ 3,445    $ 3,377    $ 3,286     $ 4,394
Total operating expenses (1)             4,656      4,765      5,250       5,431
                                       -------    -------    -------     -------
Operating loss (1)                      (1,211)    (1,388)    (1,964)     (1,037)
Other income (loss)                         (9)        --         --          (5)
                                       -------    -------    -------     -------
Loss from continuing operations (1)     (1,220)    (1,388)    (1,964)     (1,042)
Income (loss) from discontinued
   operations (1)                         (366)      (149)       675       1,296
                                       -------    -------    -------     -------
Net (loss) income (1)                   (1,586)    (1,537)    (1,289)        254
                                       -------    -------    -------     -------
Net (loss) income per unit (1)         $(16.22)   $(15.72)   $(13.19)    $  2.60
                                       -------    -------    -------     -------

(1)  Amounts have been restated from previously filed interim financial reports.

                                                                      SCHEDULE I

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

         Properties Effectively Owned by NPAMLP at December 31, 2006 (1)

                                PROPERTY LOCATION

Cottage Grove, MN
Dunmore, PA*
East Haven, CT
Federal Way, WA
Grand Rapids, MI
Huntington, WV
Huntsville, AL*
Independence, MO
Kalamazoo, MI*+
Lake Mary, FL
Lawnside, NJ
Marquette, MI*
Maryville, MO*
North Augusta, SC*
O'Fallon, MO
Oak Lawn, IL*
Painesville, OH
Philadelphia, PA*
Rockville, MD (2)
San Jose, CA (3)
Seven Hills, OH*+
Taylorville, IL
Urbana, IL
Waverly, OH
Wheelersburg, OH
Yazoo City, MS

----------
*    Properties with one or more ground leases.

+    Land sales.

(1) Effectively owned refers to the fact that legal title to the properties is held by certain partnerships as nominee title holder and agent for NPAMLP. NPAMLP has all beneficial interest in and equitable title to the properties and has the right to cause a transfer of legal title at its request.

(2)  NPAMLP owns an 82% interest in this property.

(3)  NPAMLP owns an 23.9% tenant-in-common interest in this property.

                                                                     SCHEDULE II

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)

                   Combined Valuation and Qualifying Accounts

                        December 31, 2006, 2005 and 2004
                                 (in thousands)

                                    BALANCE,    ADDITIONS
                                   BEGINNING   CHARGED TO                  BALANCE,
                                    OF YEAR    OPERATIONS   DEDUCTIONS   END OF YEAR
                                   ---------   ----------   ----------   -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   YEAR ENDED DECEMBER 31, 2004       $150         $--         $(120)        $30
   YEAR ENDED DECEMBER 31, 2005         30          --            --          30
   YEAR ENDED DECEMBER 31, 2006         30          --            --          30

                                                                    SCHEDULE III

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
           Combined Real Estate and Accumulated Depreciation Schedule
                        December 31, 2006, 2005 and 2004
                                 (in thousands)

                                                                              COST CAPITALIZED
                                                                               (WRITTEN OFF)
                                                                               SUBSEQUENT TO
                                                       INITIAL COST             ACQUISITION
                                                 -----------------------   ---------------------
                                                           BUILDINGS AND           BUILDINGS AND
       PROPERTY LOCATION          ENCUMBRANCES     LAND     IMPROVEMENTS    LAND    IMPROVEMENTS
-------------------------------   ------------    ------   -------------   -----   -------------
Cottage Grove, MN                   $  6,482      $  740       $ 5,549     $(375)     $ 4,003
Dunmore, PA                              890           0         1,350         0            0
East Haven, CT                         1,926         447         4,883       (12)       3,535
Federal Way, WA                        1,234          86         1,894         0            0
Grand Rapids, MI                       3,681         685         2,740         0            0
Huntington, WV                         2,105         336         3,649         0          636
Huntsville, AL                           718           0         1,904         0          248
Independence, MO                       2,660         394         3,550         0          699
Kalamazoo, MI                          3,672         250         4,850         0          711
Lake Mary, FL                          7,896       1,310         7,422         0           18
Lawnside, NJ                           3,592         633         3,874         0           60
Marquette, MI                          5,420           0         5,700         0        9,488
Maryville, MO                            975           0         1,248         0          117
North Augusta, SC                      2,901         100         2,900         0          814
O'Fallon, MO                           3,194         343         3,626         0          384
Oak Lawn, IL                           8,496           0         9,028         0          533
Painesville, OH                        4,205         181         1,989         0            0
Philadelphia, PA                       3,941         529         5,860         0          296
Rockville, MD                          5,075         941         3,765         0            0
San Jose, CA (1)                      16,607            (1)           (1)      0            0
Seven Hills, OH                        1,733         371         3,771         0            0
Taylorville, IL                        2,007         492         3,696         0          132
Urbana, IL                             2,781         633         4,753         0          102
Waverly, OH                            1,844         471         2,920      (355)      (2,306)
Wheelersburg, OH                         714         194         2,081      (110)        (702)
Yazoo City, MS                         1,997         159         1,820         0          495
                                    --------      ------       -------     -----      -------
   Total                              96,746      $9,295       $94,822     $(852)     $19,263
                                    ========      ======       =======     =====      =======
Cross-collateralized wraparound
   mortgages on properties
   previously disposed                 5,388
                                    --------
                                    $102,134
                                    ========

(1) NPAMLP owns a 23.9% tenant-in-common interest in this property.

                                                                   SCHEDULE III,
                                                                   CONTINUED

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
           Combined Real Estate and Accumulated Depreciation Schedule
                        December 31, 2006, 2005 and 2004
                                 (in thousands)

                              BUILDINGS AND               ACCUMULATED      DATE OF
PROPERTY LOCATION     LAND     IMPROVEMENTS     TOTAL    DEPRECIATION   ACQUISITION     LIFE         METHOD
-----------------    ------   -------------   --------   ------------   -----------   --------   -------------
Cottage Grove, MN    $  365      $  9,552     $  9,917      $ 4,514        11/81      Varies     Varies
Dunmore, PA               0         1,350        1,350        1,350        06/75      30 years   Straight Line
East Haven, CT          435         8,418        8,853        4,987        08/80      Varies     Varies
Federal Way, WA          86         1,894        1,980        1,626        04/81      30 years   Straight Line
Grand Rapids, MI        685         2,740        3,425          198        11/04      30 years   Straight Line
Huntington, WV          336         4,285        4,621        2,950        10/84      Varies     Varies
Huntsville, AL            0         2,152        2,152        1,510        03/84      Varies     Varies
Independence, MO        394         4,249        4,643        3,294        05/81      Varies     Varies
Kalamazoo, MI           250         5,561        5,811        4,432        09/80      Varies     Varies
Lake Mary, FL         1,310         7,440        8,750        2,294        12/94      Varies     Varies
Lawnside, NJ            633         3,934        4,567          783        02/01      30 years   Straight Line
Marquette, MI             0        15,188       15,188        9,150        05/83      Varies     Varies
Maryville, MO             0         1,365        1,365          999        11/83      Varies     Varies
North Augusta, SC       100         3,714        3,814        2,668        03/80      30 years   Straight Line
O'Fallon, MO            343         4,010        4,353        3,208        03/81      Varies     Varies
Oak Lawn, IL              0         9,561        9,561        7,800        10/81      Varies     Varies
Painesville, OH         181         1,989        2,170          464        03/00      30 years   Straight Line
Philadelphia, PA        529         6,156        6,685        5,322        08/80      Varies     Varies
Rockville, MD           941         3,765        4,706          261        12/04      30 years   Straight Line
San Jose, CA (1)           (1)           (1)    22,662            0        12/06      30 years   Straight Line
Seven Hills, OH         371         3,771        4,142        3,048        10/82      30 years   Straight Line
Taylorville, IL         492         3,828        4,320        3,072        11/82      Varies     Varies
Urbana, IL              633         4,855        5,488        3,854        11/82      Varies     Varies
Waverly, OH             116           614          730          406        10/82      Varies     Varies
Wheelersburg, OH         84         1,379        1,463        1,027        10/83      Varies     Varies
Yazoo City, MS          159         2,315        2,474        1,543        09/84      Varies     Varies
                     ------      --------     --------      -------
   Total             $8,443      $114,085     $145,190      $70,760
                     ======      ========     ========      =======


(1) NPAMLP owns a 23.9% tenant-in-common interest in this property.

                                                                   SCHEDULE III,
                                                                   CONTINUED

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (a limited partnership)
           Combined Real Estate and Accumulated Depreciation Schedule
                        December 31, 2006, 2005 and 2004
                                 (in thousands)

Properties consist primarily of shopping centers and freestanding, single tenant stores.

Depreciation of NPAMLP's investment in building and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Base building.........      30 years
Building components...   15-39 years

The changes in total real estate assets, including tenant-in-common interests, and accumulated depreciation for the years ended December 31, are as follows:

                                 TOTAL REAL ESTATE ASSETS
                              ------------------------------
                                2006       2005       2004
                              --------   --------   --------
Beginning Balance             $143,135   $167,607   $181,739
Improvements                       486        924      1,350
Acquisitions                    22,662          0      8,130
Disposals                      (21,093)   (25,396)   (23,612)
                              --------   --------   --------
                              $145,190   $143,135   $167,607
                              ========   ========   ========

                                 ACCUMULATED DEPRECIATION
                              ------------------------------
                                2006       2005       2004
                              --------   --------   --------
Beginning Balance             $ 82,826   $ 94,944   $105,282
Depreciation - Original          3,327      3,988      4,420
Depreciation - Improvements        812        849        829
Disposals                      (16,205)   (16,955)   (15,587)
                              --------   --------   --------
                              $ 70,760   $ 82,826   $ 94,944
                              ========   ========   ========