Form 10-Q
period 2007-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2007-05-15
CIK 926843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-24816
National Property Analysts Master Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	23-2610414

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification No.)

230 South Broad Street, Mezzanine Level
Philadelphia, Pennsylvania	19102

(Address of principal executive offices)	(Zip Code)
(215) 790-4700
(Registrant’s telephone number, including area code)
[None]
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2007

Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
INDEX

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Balance Sheets
(in thousands)

	March 31,
	2007	December 31,
	(Unaudited)	2006

Assets
Rental property, at cost:

Land	$8,443	$8,443
Buildings	115,923	114,085
Tenant-in-common property	22,662	22,662

	147,028	145,190
Less: accumulated depreciation	71,831	70,760

Rental property, net	75,197	74,430

Cash and cash equivalents	1,387	1,325
Restricted cash	155	241
Investment securities available for sale, at market	1,111	1,085
Tenant accounts receivable, net of allowance of $30 as of March 31, 2007 and December 31, 2006, respectively	280	235
Unbilled rent receivable	921	893
Accounts receivable and other assets (1)	984	1,545

Total assets	$80,035	$79,754

Liabilities and Partners’ Deficit
Wraparound mortgages payable (1)	$177,519	$179,565
Less: unamortized discount based on imputed interest rate of 12% (1)	74,980	77,431

Wraparound mortgages payable less unamortized discount (1)	102,539	102,134

Due to Pension Groups (1)	3,237	3,237
Other borrowings (1)	1,044	630
Accounts payable and other liabilities (1)	3,357	2,829
Deferred revenue	127	74
Deposit on sale of property	350	—
Finance lease obligation	1,750	1,750

Total liabilities	112,404	110,654

Partners’ deficit	(32,369)	(30,900)

Total liabilities and partners’ deficit	$80,035	$79,754

(1)	See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Statements of Operations and Changes in Partners’ Deficit (unaudited)
(in thousands, except per-unit data)

	Three months ended March 31,
	2007	2006
Income:
Rental income	$3,573	$2,824
Other charges to tenants	1,021	1,190
Interest and dividend income	25	14

Total income	4,619	4,028

Operating expenses:
Interest expense (1)	3,105	2,651
Real estate taxes	805	899
Management fees (1)	167	160
Common area maintenance expenses	548	408
Ground rent (1)	123	123
Repairs and maintenance	70	81
General and administrative (1)	177	134
Depreciation	1,071	915
Amortization	48	81

Total operating expenses	6,114	5,452

Operating loss	(1,495)	(1,424)

Discontinued operations:
Loss from operations of discontinued components	—	(257)

Net loss	(1,495)	(1,681)

Partners’ deficit:
Beginning of period	(30,900)	(41,972)
Net change in unrealized gain on investment securities	26	38

End of period	$(32,369)	$(43,615)

Net loss per unit	$(15.29)	$(17.20)

Weighted average units outstanding	97,752	97,752

(1)	See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,495)	$(1,681)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,071	1,083
Amortization of discount (1)	2,451	2,298
Change in assets and liabilities:
Increase in tenant accounts receivable	(45)	(116)
Increase in unbilled rent receivable	(28)	(42)
Decrease in accounts receivable and other assets (1)	561	36
Increase (decrease) in accounts payable and other liabilities (1)	528	(315)
Increase (decrease) in deferred revenue	53	(32)
Increase in deposit on sale of property	350	—

Net cash provided by operating activities	3,446	1,231

Cash flows from investing activities:
Improvements to rental property	(1,838)	(144)
Decrease in restricted cash	86	154
Purchase of investment securities	—	(2)

Net cash (used) provided by investing activities	(1,752)	8

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(2,046)	(1,579)
Increase in due to/from pension groups	—	80
Proceeds from other borrowings	414	—

Net cash used in financing activities	(1,632)	(1,499)

Increase (decrease) in cash and cash equivalents	62	(260)

Cash and cash equivalents:
Beginning of period	1,325	1,489

End of period	$1,387	$1,229

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$641	$686

(1)	See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements (Unaudited)
March 31, 2007
(dollars in thousands)
Note 1: Basis of Presentation
The accompanying unaudited combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although the Company believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These combined financial statements should be read in conjunction with the combined financial statements and notes thereto filed with Form 10-K for the year ended December 31, 2006.
Note 2: Formation and Description of Business
National Property Analysts Master Limited Partnership (NPAMLP), a limited partnership, was formed effective January 1, 1990. NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner, and Feldman International, Inc. (“FII”), the equity general partner.
The properties included in NPAMLP consist primarily of regional shopping centers or malls with national retailers as anchor tenants. The ownership and operations of these properties have been combined in NPAMLP.
The financial statements include the accounts of partnerships that contributed their interests to NPAMLP and certain partnerships whose partnership interests were not contributed as of the effective date of NPAMLP’s formation on January 1, 1990, but were allocated their interests in NPAMLP as if their partnership interests had been contributed on January 1, 1990.
Note 3: Related Party Transactions
Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Balance Sheet at March 31, 2007. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative on the Combined Statements of Operations. National Property Analysts Employee Partnership (NPAEP) holds the Wraparound mortgages payable. Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities is $2,232 and $2,186 due EBL&S at March 31, 2007 and December 31, 2006, respectively.
During 1996, the El Paso, Texas property was sold to a limited partnership owned by directors and executives of EBL&S. The sales price of the property was determined to be at fair market value by an independent appraiser. In connection with the transaction, a promissory note was issued to NPAMLP in the approximate amount of $436. The note was scheduled to mature on November 1, 2008 but was paid off in full in February 2007.
In January 2007, NPAMLP borrowed $1,700 under the line of credit with E&H. The funds were utilized for the payment to the anchor tenant at the East Haven, Connecticut property pursuant to the lease termination agreement with the tenant. See Note 8, Agreement to Sell Property.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements (Unaudited)
March 31, 2007
(dollars in thousands)
Note 4: Major Tenants
NPAMLP’s primary anchor tenants are Sun Microsystems, Kmart Corporation and its subsidiaries (“Kmart”) and CVS Corporation (“CVS”). The number of locations, gross leaseable area (“GLA”) and minimum rent for these tenants for the three-month periods ended March 31, 2007 and 2006, are detailed in the table below. As of March 31, 2007, Kmart owed NPAMLP approximately $21 under its leases with NPAMLP. Sun Microsystems and CVS had no outstanding balances due under its leases with NPAMLP at March 31, 2007.

	As of March 31, 2007			As of March 31, 2006
			% of			% of
	No.		Minimum	No.		Minimum
Tenant	Locations	GLA	Rent	Locations	GLA	Rent
Sun Microsystems	1	249,832	20%	None	—	0%
Kmart	7	704,000	17%	11	1,042,000	29%
CVS	5	49,000	9%	5	49,000	11%
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
Note 6: Future Interest Agreement
In March 2003, NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the “2003 Agreement”), in which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgages held by NPAEP and PVPG. The terms of the 2003 Agreement provide that NPAEP and PVPG will: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount; (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and (c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the agreement of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note. In consideration for the above, NPAMLP will modify the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages,

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements (Unaudited)
March 31, 2007
(dollars in thousands)
as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships. In addition NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP’s right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.
The Managing General Partner believes that the execution and delivery of the 2003 Agreement will have the following effects for NPAMLP as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and
The PVPG Wrap Notes (i) NPAMLP expects to realize significant reductions in interest that it otherwise would have been obligated to pay during the period between January 1, 2003 and December 31, 2013 when these loans mature and (ii) NPAMLP will be able to allocate a greater portion of its available cash flow to principal repayments. As a result of the faster repayment of principal, the Limited Partners will recognize additional taxable income (or smaller tax losses) in each year from 2003 until the maturity of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages. In addition, the anticipated date of dissolution of NPAMLP will now occur in 2013 rather than 2015. Further, because the reduced interest rate is below the Applicable Federal Rate (“AFR”) prescribed under Section 1274, Internal Revenue Code of 1986, as amended, investors in Unaudited Partnerships will recognize non-recurring ordinary income (forgiveness of indebtedness) in 2003. The tax impact of this recognition will depend upon numerous factors related to each investor’s particular tax situation, including his marginal tax rate and his suspended passive losses from prior years. Each investor is urged to consult his own tax advisor for further advice on this point.
Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2003 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $109,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP’s general partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.
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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements (Unaudited)
March 31, 2007
(dollars in thousands)
Note 7: Commitments and Contingencies
In June 2006, NPAMLP and a limited liability company controlled by Lipkin (“ARJAX”) entered into an agreement with an anchor tenant (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date. In August 2006, ARJAX remitted $500 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to six of other stores leased from NPAMLP. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX. NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so. Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement.
Note 8: Agreement to Sell Property
In 2006, NPAMLP entered into an agreement with the anchor tenant at the East Haven property to terminate its lease upon 90 days notice from NPAMLP. In 2007, a new termination agreement and new lease was entered into with the anchor tenant. The 2007 termination agreement provides for a payment of $1,700 to the anchor tenant in January 2007, which was made by NPAMLP. In order to fund the payment, NPAMLP borrowed the necessary funds from E&H under the line of credit with E&H. Under the terms of the new lease, the anchor tenant remains in occupancy on a month-to-month basis.
In January 2007, NPAMLP entered into a contract to sell a portion of the East Haven, Connecticut property in a transaction structured to be a tax-deferred exchange in accordance with section 1031 of the Internal Revenue Code. In accordance with the agreement of sale for the portion of East Haven property, in February the buyer remitted to NPAMLP $850, which was comprised of a $350 deposit and $500 of the cost to terminate the anchor tenant. The net cost of the lease termination of $1,200 has been capitalized. The sale of the East Haven property is scheduled to be completed in the third quarter of 2007.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
March 31, 2007
(dollars in thousands)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities for the three-month period ended March 31, 2007 was $3,446. Net cash used by investing and financing activities was $1,752 and $1,632, respectively. As a result of the above, there was a $62 increase in cash and cash equivalents for the three months ended March 31, 2007.
As of March 31, 2007, NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, a related party, under which E&H has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines were comprised of a $2,000 and a $500 line of credit. The lines bear interest at a variable rate, based on the prime rate (8.25% at March 31, 2007), and have no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of March 31, 2007, there were $1,044 of advances and $79 of related accrued interest under the NPAMLP Lines.
As of March 31, 2007, the third party underlying mortgages were current for all the properties.
As of March 31, 2007, NPAMLP was obligated for approximately $402 of capital commitments, which are primarily for capital repairs.
Critical Accounting Policies
There were no significant changes to NPAMLP’s critical accounting policies and estimates during the three-month period ended March 31, 2007.
Results of Operations
NPAMLP owned 26 and 29 properties at March 31, 2007 and 2006, respectively.
Loss from continuing operations increased for the three-month period ended March 31, 2007 versus March 31, 2006 by $71. The increase in the loss from continuing operations was primarily due to increases in common area maintenance and general and administrative expenses. The increases in rental income and interest expense are primarily due to the tenant-in-common property acquired in the fourth quarter of 2006 to complete a tax deferred exchange transaction.
In 2006, NPAMLP entered into an agreement with the anchor tenant at the East Haven property to terminate its lease upon 90 days notice from NPAMLP. In 2007, a new termination agreement and new lease was entered into with the anchor tenant. The 2007 termination agreement provides for a payment of $1,700 to the anchor tenant in January 2007. This payment was made by NPAMLP. In order to fund the payment, NPAMLP borrowed the necessary funds from E&H under the line of credit with E&H. Under the terms of the new lease, the anchor tenant remains in occupancy on a month-to-month basis.
In January 2007, NPAMLP entered into a contract to sell a portion of the East Haven, Connecticut property in a transaction structured to be a tax-deferred exchange in accordance with section 1031 of the Internal Revenue Code. In accordance with the agreement of sale for the portion of East Haven property, the buyer remitted to NPAMLP $850, which was comprised of a $350 deposit and $500 of the cost to terminate the anchor tenant. The net cost of the lease termination of $1,200 has been capitalized. The sale of the East Haven property is scheduled to be completed in the third quarter of 2007. Upon closing, NPAMLP estimates that it will recognize a gain on sale for this transaction.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
March 31, 2007
(dollars in thousands)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2006. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2006.
Item 4. Controls and Procedures
NPAMLP’s managing general partner, equity general partner and its agent’s chief financial officer, after evaluating the effectiveness of NPAMLP’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that NPAMLP’s disclosure controls and procedures were adequate and designed to ensure that material information relating to NPAMLP would be made known to them by others within NPAMLP or agents of NPAMLP.
There were no changes in NPAMLP’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during NPAMLP’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, NPAMLP’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the General Partners, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP’s financial position, results of operations or liquidity.
Item 1A. Risk Factors
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

National Property Analysts Master Limited Partnership (Registrant)

Date:	May 15, 2007

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name: Title:	Edward B. Lipkin President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name: Title:	Robert McKinney President