Form 10-Q
period 2007-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2007-08-13
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2007

Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
INDEX

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Balance Sheets
(in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)

Assets
Rental property, at cost:
Land	$8,443	$8,443
Buildings	115,655	114,085
Tenant-in-common property	22,662	22,662

	146,760	145,190
Less: accumulated depreciation	72,903	70,760

Rental property, net	73,857	74,430

Cash and cash equivalents	2,246	1,325
Restricted cash	166	241
Investment securities available for sale, at market	1,175	1,085
Tenant accounts receivable, net of allowance of $30 as of June 30, 2007 and December 31, 2006, respectively	287	235
Unbilled rent receivable	950	893
Accounts receivable and other assets (1)	949	1,545

Total assets	$79,630	$79,754

Liabilities and Partners’ Deficit
Wraparound mortgages payable (1)	$176,974	$179,565
Less: unamortized discount based on imputed interest rate of 12% (1)	72,534	77,431

Wraparound mortgages payable less unamortized discount (1)	104,440	102,134

Due to Pension Groups (1)	3,214	3,237
Other borrowings (1)	1,044	630
Accounts payable and other liabilities (1)	3,158	2,829
Deferred revenue	27	74
Deposit on sale of property	350	—
Finance lease obligation	1,750	1,750

Total liabilities	113,983	110,654

Partners’ deficit	(34,353)	(30,900)

Total liabilities and partners’ deficit	$79,630	$79,754

(1)	See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Statements of Operations and Changes in Partners’ Deficit (unaudited)
(in thousands, except per-unit data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Income:
Rental income	$3,607	$2,734	$7,180	$5,558
Other charges to tenants	939	847	1,960	2,037
Interest and dividend income	23	27	48	41

Total income	4,569	3,608	9,188	7,636

Operating expenses:
Interest expense (1)	3,244	2,639	6,349	5,290
Real estate taxes	785	807	1,590	1,706
Management fees (1)	218	169	385	328
Common area maintenance expenses	447	391	995	799
Ground rent	123	125	246	248
Repairs and maintenance	69	62	139	143
General and administrative (1)	221	184	398	319
Depreciation	1,072	914	2,143	1,829
Amortization	49	60	97	141

Total operating expenses	6,228	5,351	12,342	10,803

Operating loss	(1,659)	(1,743)	(3,154)	(3,167)

Discontinued operations:
Loss from operations of discontinued components	—	(328)	—	(585)
Write-down of rental property	(286)	—	(286)	—

Net loss	(1,945)	(2,071)	(3,440)	(3,752)

Partners’ deficit:
Beginning of period	(32,369)	(43,615)	(30,900)	(41,972)
Net change in unrealized (loss) gain on investment securities	(39)	(11)	(13)	27

End of period	$(34,353)	$(45,697)	$(34,353)	$(45,697)

Net loss per unit	$(19.90)	$(21.19)	$(35.19)	$(38.38)

Weighted average units outstanding	97,752	97,752	97,752	97,752

(1)	See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,440)	$(3,752)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,143	2,165
Amortization of discount (1)	4,897	4,596
Write-down of rental property	286	—
Change in assets and liabilities:
(Increase) decrease in tenant accounts receivable	(52)	52
Increase in unbilled rent receivable	(57)	(99)
Decrease in accounts receivable and other assets (1)	596	270
Increase (decrease) in accounts payable and other liabilities (1)	329	(24)
(Decrease) increase in deferred revenue	(47)	14
Increase in deposit on sale of property	350	—

Net cash provided by operating activities	5,005	3,222

Cash flows from investing activities:
Improvements to rental property	(1,856)	(201)
Decrease in restricted cash	75	84
Purchase of investment securities	(103)	(311)

Net cash used by investing activities	(1,884)	(428)

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(4,028)	(3,173)
Increase in wraparound mortgages	1,437	—
(Decrease) increase in due to/from pension groups	(23)	161
Proceeds from other borrowings	414	—

Net cash used in financing activities	(2,200)	(3,012)

Increase (decrease) in cash and cash equivalents	921	(218)

Cash and cash equivalents:
Beginning of period	1,325	1,489

End of period	$2,246	$1,271

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,264	$1,357

(1)	See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements (Unaudited)
June 30, 2007
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
Note 3: Related Party Transactions
Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Balance Sheet at June 30, 2007. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative on the Combined Statements of Operations. National Property Analysts Employee Partnership (NPAEP) holds the Wraparound mortgages payable. Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities is $2,271 and $2,186 due EBL&S at June 30, 2007 and December 31, 2006, respectively.
As of June 30, 2007, NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H,, under which E&H has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines were comprised of a $2,000 and a $500 line of credit. The lines bear interest at a variable rate, based on the prime rate (8.25% at June 30, 2007), and have no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of June 30, 2007, there were $1,044 of advances and $100 of related accrued interest under the NPAMLP Lines.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements (Unaudited)
June 30, 2007
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
In January 2007, NPAMLP borrowed $1,700 under the line of credit with E&H. The funds were utilized for the payment to the anchor tenant at the East Haven, Connecticut property pursuant to the lease termination agreement with the tenant. See Note 8: Disposition of Property.
Note 4: Major Tenants
NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Kmart Corporation and its subsidiaries (“Kmart”) and CVS Corporation (“CVS”). The number of locations, gross leaseable area (“GLA”) and minimum rent for these tenants for the six-month periods ended June 30, 2007 and 2006, are detailed in the table below. As of June 30, 2007, Kmart owed NPAMLP approximately $22 under its leases with NPAMLP. Sun Microsystems and CVS had no outstanding balances due under its leases with NPAMLP at June 30, 2007.

	As of June 30, 2007			As of June 30, 2006
			% of			% of
	No.		Minimum	No.		Minimum
Tenant	Locations	GLA	Rent	Locations	GLA	Rent

Sun Microsystems	1	249,832	20%	None	—	0%

Kmart	7	704,000	17%	11	1,042,000	29%

CVS	5	49,000	9%	5	49,000	10%
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
June 30, 2007
(dollars in thousands)
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
June 30, 2007
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
Note 7: Commitments and Contingencies
In June 2006, NPAMLP and a limited liability company controlled by Lipkin (“ARJAX”) entered into an agreement with an anchor tenant (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date. In August 2006, ARJAX remitted $500 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to six other stores leased from NPAMLP. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX. NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so. Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement.
Note 8: Disposition of Property
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
In January 2007, NPAMLP entered into a contract to sell a portion of the East Haven, Connecticut property in a transaction structured to be a tax-deferred exchange in accordance with section 1031 of the Internal Revenue Code. In accordance with the agreement of sale for the portion of East Haven property, in February the buyer remitted to NPAMLP $850, which was comprised of a $350 deposit and $500 of the cost to terminate the anchor tenant. The net cost of the lease termination of $1,200 has been capitalized. The sale was completed in July 2007. As a result of the sale, NPAMLP will recognize a net gain of $2,537 in the third quarter.
In July 2007, NPAMLP sold the property in Huntington, West Virginia. Net proceeds from the sale in the amount of $1,421 were retained by NPAMLP. As a result of this transaction, NPAMLP will recognize a net loss of $286. In accordance with SFAS 144, NPAMLP recognized this loss as an impairment charge in the second quarter of 2007. The balance of the wraparound mortgage indebtedness, net of discounts, in the amount of $2,101 remains a liability of NPAMLP.
Note 9. New Accounting Pronouncement
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. This statement allows the measurement at fair value of financial instruments and certain other items that are currently not required to be measured at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits the measurement of eligible items at fair value at specified election dates, with unrealized gains and losses on the items for which the fair value option has been elected reported in earnings at each subsequent reporting date. NPAMLP is currently assessing what impact, if any, the adoption of this statement will have on its combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
June 30, 2007
(dollars in thousands)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Liquidity and Capital Resources
Net cash provided by operating activities for the six-month period ended June 30, 2007 was $5,005. Net cash used by investing and financing activities was $1,884 and $2,200, respectively. As a result of the above, there was a $921 increase in cash and cash equivalents for the six months ended June 30, 2007.
As of June 30, 2007, NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, a related party, under which E&H has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines were comprised of a $2,000 and a $500 line of credit. The lines bear interest at a variable rate, based on the prime rate (8.25% at June 30, 2007), and have no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of June 30, 2007, there were $1,044 of advances and $100 of related accrued interest under the NPAMLP Lines.
In April 2007, the third party underlying mortgage on the Lake Mary, Florida property was refinanced. As a result of this transaction, the balance of the wrap mortgage indebtedness was increased by $1,437 and proceeds in the amount of $1,304 will be used for capital improvements to the properties.
As of June 30, 2007, the third party underlying mortgages were current for all the properties.
As of June 30, 2007, NPAMLP was obligated for approximately $159 of capital commitments, which are primarily for tenant improvements.
Critical Accounting Policies
There were no significant changes to NPAMLP’s critical accounting policies and estimates during the three-month period ended June 30, 2007.
Results of Operations
NPAMLP owned 26 and 29 properties at June 30, 2007 and 2006, respectively.
Loss from continuing operations decreased for the three and six-month periods ended June 30, 2007 versus June 30, 2006 by $84 and $13, respectively. The decrease in the loss from continuing operations was primarily due to decreases in real estate tax expense. The increases in rental income and interest expense are primarily due to the tenant-in-common property acquired in the fourth quarter of 2006 to complete a tax deferred exchange transaction.
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
In January 2007, NPAMLP entered into a contract to sell a portion of the East Haven, Connecticut property in a transaction structured to be a tax-deferred exchange in accordance with section 1031 of the Internal Revenue Code. In accordance with the agreement of sale for the portion of East Haven property, the buyer remitted to NPAMLP $850, which was comprised of a $350 deposit and $500 of the cost to terminate the anchor tenant. The net cost of the lease termination of $1,200 has been capitalized. The sale of the East Haven property was completed in July 2007. As a result of the sale, NPAMLP will recognize a net gain on sale for this transaction in the amount of $2,537.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
June 30, 2007
(dollars in thousands)
In July 2007, NPAMLP sold the property in Huntington, West Virginia. Net proceeds from the sale in the amount of $1,421 were retained by NPAMLP. As a result of this transaction, NPAMLP will recognize a net loss of $286. In accordance with SFAS 144, NPAMLP recognized this loss as an impairment charge in the second quarter of 2007. The balance of the wraparound mortgage indebtedness, net of discounts, in the amount of $2,101 remains a liability of NPAMLP.
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

National Property Analysts Master Limited Partnership (Registrant)

Date:	August 13, 2007

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin

Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney

Name: Title:	Robert McKinney President