Form 10-Q
period 2007-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2007-11-14
CIK 926843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at NOVEMBER 13, 2007
-------------------------------------           --------------------------------
UNITS OF LIMITED PARTNERSHIP INTEREST                     97,752 UNITS

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   Item 1. Combined Financial Statements (Unaudited)

      Combined Balance Sheets
         - September 30, 2007 and December 31, 2006                         1

      Combined Statements of Operations and Changes in Partners'
         Deficit
         - Three and nine months ended September 30, 2007 and 2006          2

      Combined Statements of Cash Flows
         - Nine months ended September 30, 2007 and 2006                    3

      Notes to Combined Financial Statements                                4

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition.                              9

   Item 3. Quantitative and Qualitative Disclosures about
           Market Risk.                                                    10

   Item 4. Controls and Procedures.                                        10

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings.                                              11

   Item 1A. Risk Factors                                                   11

   Item 2. Unregistered Sales of Equity Securities and
           Use of Proceeds.                                                11

   Item 3. Defaults Upon Senior Securities.                                11

   Item 4. Submission of Matters to a Vote of Security Holders.            11

   Item 5. Other Information.                                              11

   Item 6. Exhibits.                                                       11

SIGNATURES

   Signatures                                                              12

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                            2007           2006
                                                                       -------------   ------------
                                                                        (UNAUDITED)
                               ASSETS
Rental property, at cost:
   Land                                                                  $  7,823        $  8,443
   Buildings                                                              109,403         114,085
   Tenant-in-common property                                               22,662          22,662
                                                                         --------        --------
                                                                          139,888         145,190
   Less: accumulated depreciation                                          67,627          70,760
                                                                         --------        --------
      Rental property, net                                                 72,261          74,430

Cash and cash equivalents                                                   3,619           1,325
Restricted cash                                                               195             241
Investment securities available for sale, at market                         1,371           1,085
Tenant accounts receivable, net of allowance of $30 as of
   September 30, 2007 and December 31, 2006, respectively                     106             235
Unbilled rent receivable                                                      978             893
Accounts receivable and other assets (1)                                    1,993           1,545
                                                                         --------        --------
Total assets                                                             $ 80,523        $ 79,754
                                                                         ========        ========

                  LIABILITIES AND PARTNERS' DEFICIT
Wraparound mortgages payable (1)                                         $175,879        $179,565
Less: unamortized discount based on imputed interest rate of 12% (1)       70,393          77,431
                                                                         --------        --------
   Wraparound mortgages payable less unamortized discount (1)             105,486         102,134
Due to Pension Groups (1)                                                   3,213           3,237
Other borrowings (1)                                                          194             630
Accounts payable and other liabilities (1)                                  3,204           2,829
Deferred revenue                                                               89              74
Finance lease obligation                                                    1,750           1,750
                                                                         --------        --------
      Total liabilities                                                   113,936         110,654
Partners' deficit                                                         (33,413)        (30,900)
                                                                         --------        --------
Total liabilities and partners' deficit                                  $ 80,523        $ 79,754
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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-UNIT DATA)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2007       2006       2007       2006
                                                     --------   --------   --------   --------
Income:
   Rental income                                     $  3,026   $  2,718   $  9,749   $  7,929
   Other charges to tenants                               849        526      2,722      2,436
   Interest and dividend income                            23         56         69         97
                                                     --------   --------   --------   --------
      Total income                                      3,898      3,300     12,540     10,462
                                                     --------   --------   --------   --------

Operating expenses:
   Interest expense (1)                                 2,567      2,657      8,678      7,760
   Real estate taxes                                      756        418      2,253      2,077
   Management fees (1)                                     99        152        459        459
   Common area maintenance expenses                       277        326      1,189      1,020
   Ground rent                                            151        120        397        368
   Repairs and maintenance                                 93        133        225        252
   General and administrative (1)                         119         34        498        364
   Depreciation                                           992        845      3,010      2,533
   Amortization                                            35         95        120        223
                                                     --------   --------   --------   --------
      Total operating expenses                          5,089      4,780     16,829     15,056
                                                     --------   --------   --------   --------
      Operating loss                                   (1,191)    (1,480)    (4,289)    (4,594)

Other income:
   Realized gain on investment securities                 146         --        146         --
                                                     --------   --------   --------   --------
      Loss from continuing operations                  (1,045)    (1,480)    (4,143)    (4,594)
Discontinued operations:
   Loss from operations of discontinued components        (23)      (322)       (79)      (960)
   Gain on disposition of properties, net of
   unamortized discount on wraparound mortgage
   in 2006                                              2,174      4,777      2,174      4,777
   Write-down of rental property                           --         --       (286)        --
                                                     --------   --------   --------   --------
      Net income (loss)                                 1,106      2,975     (2,334)      (777)

Partners' deficit:
   Beginning of period                                (34,353)   (45,685)   (30,900)   (41,972)
   Net change in unrealized (loss) gain on
      investment securities                              (166)        32       (179)        71
                                                     --------   --------   --------   --------
   End of period                                     $(33,413)  $(42,678)  $(33,413)  $(42,678)
                                                     ========   ========   ========   ========
Net income (loss) per unit                           $  11.31   $  30.43   $ (23.88)  $  (7.95)
                                                     ========   ========   ========   ========
Weighted average units outstanding                     97,752     97,752     97,752     97,752
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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                   ------------------
                                                                     2007      2006
                                                                   -------   --------
Cash flows from operating activities:
   Net loss                                                        $(2,334)  $   (777)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation                                                   3,174      2,911
      Amortization of discount (1)                                   7,038      6,894
      Write-down of rental property                                    286         --
      Net gain on disposition of property                           (2,174)    (4,777)
      Realized gain on investment securities                          (146)        --
      Change in assets and liabilities:
            Decrease in tenant accounts receivable                     129         13
            Increase in unbilled rent receivable                       (85)      (145)
            Increase in accounts receivable and other assets (1)      (448)      (233)
            Increase (decrease) in accounts payable
               and other liabilities (1)                               375       (297)
            Increase in deferred revenue                                15          9
                                                                   -------   --------
         Net cash provided by operating activities                   5,830      3,598
                                                                   -------   --------

Cash flows from investing activities:
      Disposition of properties                                      7,112     13,775
      Acquisition of properties                                       (329)        --
      Improvements to rental property                               (2,010)      (316)
      Decrease in restricted cash                                       46        513
      Sale of investment securities                                  1,565       (320)
      Purchase of investment securities                             (1,885)        --
                                                                   -------   --------
         Net cash provided by investing activities                   4,499     13,652
                                                                   -------   --------

Cash flows from financing activities:
      Payments on wraparound mortgages (1)                          (9,012)   (17,689)
      Increase in wraparound mortgages                               1,437         --
      (Decrease) increase in due to/from pension groups                (24)       230
      Payments on other borrowings                                    (436)        --
                                                                   -------   --------
         Net cash used in financing activities                      (8,035)   (17,459)
                                                                   -------   --------
         Increase (decrease) in cash and cash equivalents            2,294       (209)

Cash and cash equivalents:
   Beginning of period                                               1,325      1,489
                                                                   -------   --------
   End of period                                                   $ 3,619   $  1,280
                                                                   =======   ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                     $ 1,904   $  2,013
                                                                   =======   ========

Supplemental disclosure of non-cash investing and
   financing activities:
      Increase in wraparound mortgage payable from
         assumption of debt from acquiring properties (2)          $ 3,890   $     --
                                                                   =======   ========

(1)  See Note 3: Related Party Transactions.
(2)  See Note 7: Disposition/Acquisition of Property.
See accompanying notes to combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2007
                             (dollars in thousands)

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

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Balance Sheet at September 30, 2007. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative on the Combined Statements of Operations. National Property Analysts Employee Partnership (NPAEP) holds the Wraparound mortgages payable. Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H. Included within Accounts payable and other liabilities is $2,342 and $2,186 due EBL&S at September 30, 2007 and December 31, 2006, respectively.

As of September 30, 2007, NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, under which E&H has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines were comprised of a $2,000 and a $500 line of credit. The lines bear interest at a variable rate, based on the prime rate (7.75% at September 30, 2007), and have no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of September 30, 2007, there were $194 of advances and $100 of related accrued interest due under the NPAMLP Lines.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2007
                             (dollars in thousands)

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

In January 2007, NPAMLP borrowed $1,700 under the line of credit with E&H. The funds were utilized for the payment to the anchor tenant at the East Haven, Connecticut property pursuant to the lease termination agreement with the tenant. The advance was repaid from the proceeds of the partial sale of the East Haven property (See Note 7: Disposition / Acquisition of Property).

In October 2007, NPAEP acquired from the unrelated third party owners, approximately 82% of the undivided interest in one of the parcels in Marquette, Michigan that is ground leased by NPAMLP. The terms of the ground lease were unchanged. As a result of the purchase, NPAEP will receive $18 annually in ground rental payments from NPAMLP.

Note 4: Major Tenants

NPAMLP's primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries ("Sears") and CVS Corporation ("CVS"). The number of locations, gross leaseable area ("GLA") and minimum rent for these tenants for the nine-month periods ended September 30, 2007 and 2006, are detailed in the table below. As of September 30, 2007, Sears owed NPAMLP approximately $20 under its leases with NPAMLP. Sun Microsystems and CVS had no outstanding balances due under its leases with NPAMLP at September 30, 2007.

                      As of September 30, 2007         As of September 30, 2006
                   -----------------------------   -------------------------------
                                           % of                             % of
                       No.               Minimum       No.                 Minimum
Tenant             Locations     GLA       Rent    Locations      GLA        Rent
------             ---------   -------   -------   ---------   ---------   -------
Sun Microsystems       1       249,832     19%        None            --      0%
Sears                  7       703,300     18%          11     1,042,000     29%
CVS                    5        56,770     10%           5        49,000     10%

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2007
                             (dollars in thousands)

Note 5: Future Interest Agreement

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

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2007
                             (dollars in thousands)

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

Note 6: Commitments and Contingencies

In June 2006, NPAMLP and a limited liability company controlled by Lipkin ("ARJAX") entered into an agreement with an anchor tenant (the "Agreement"), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the "Effective Date"). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date. In August 2006, ARJAX remitted $500 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to six other stores leased from NPAMLP. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX. NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so. Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement.

Note 7: Disposition / Acquisition of Property

In 2006, NPAMLP entered into an agreement with the anchor tenant at the East Haven property to terminate its lease upon 90 days notice from NPAMLP. In 2007, a new termination agreement and new lease was entered into with the anchor tenant. The 2007 termination agreement provided for a payment of $1,700 to the anchor tenant in January 2007, which was made by NPAMLP. In order to fund the payment, NPAMLP borrowed the necessary funds from E&H under the line of credit with E&H. Under the terms of the new lease, the anchor tenant remained in occupancy on a month-to-month basis until June 2007.

In January 2007, NPAMLP entered into a contract to sell a portion of the East Haven, Connecticut property in a transaction structured to be a tax-deferred exchange in accordance with section 1031 of the Internal Revenue Code. In accordance with the agreement of sale, the buyer remitted $850 to NPAMLP in February 2007, which was comprised of a $350 deposit and $500 of the cost to terminate the anchor tenant. The net cost of the lease termination of $1,200 was capitalized. The sale was completed in July 2007. As a result of the sale, NPAMLP recognized a net gain of $2,174 in the third quarter, including the write-off of capitalized lease termination costs. In August 2007, NPAMLP completed the purchase side of the tax-deferred exchange transaction with the purchase of a leasehold interest in a CVS store in Lawndale, California.

In July 2007, NPAMLP sold the property in Huntington, West Virginia. As a result of this transaction, NPAMLP recognized a net loss of $286. In accordance with SFAS 144, NPAMLP recognized this loss as an impairment charge in the second quarter of 2007. Net proceeds from the sale in the amount of $1,421 were retained by NPAMLP. The balance of the wraparound mortgage indebtedness on the Huntington property, net of discounts, in the amount of $2,101 remains a liability of NPAMLP.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

               Notes to Combined Financial Statements (Unaudited)
                               September 30, 2007
                             (dollars in thousands)

NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows. The resultant increase or decrease in the discount is recorded as interest expense in the period of adjustment. Primarily as a result of the 2007 property dispositions, NPAMLP increased the discount on wraparound mortgages and recognized a reduction to interest expense of $255 in the third quarter.

Note 8. New Accounting Pronouncement

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. This statement allows the measurement at fair value of financial instruments and certain other items that are currently not required to be measured at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits the measurement of eligible items at fair value at specified election dates, with unrealized gains and losses on the items for which the fair value option has been elected reported in earnings at each subsequent reporting date. NPAMLP is currently assessing what impact, if any, the adoption of this statement will have on its combined financial statements.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                               September 30, 2007
                             (dollars in thousands)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities and investing for the nine-month period ended September 30, 2007 was $5,830 and $4,499, respectively. Net cash used by financing activities was $8,035. As a result of the above, there was a $2,294 increase in cash and cash equivalents for the nine months ended September 30, 2007. The increase in cash was primarily due to net proceeds from property sale transactions and new borrowing, which was partially offset by fixed asset additions and additional payments on wraparound mortgage indebtedness.

As of September 30, 2007, NPAMLP had two outstanding lines of credit (the NPAMLP Lines) with E&H, a related party, under which E&H has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The NPAMLP Lines were comprised of a $2,000 and a $500 line of credit. The lines bear interest at a variable rate, based on the prime rate (7.75% at September 30, 2007), and have no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Lines, the obligation of E&H to make advances to NPAMLP is at all times in the sole and absolute discretion of E&H. As of September 30, 2007, there were $194 of advances and $100 of related accrued interest under the NPAMLP Lines.

In April 2007, the third party underlying mortgage on the Lake Mary, Florida property was refinanced. As a result of this transaction, the balance of the wrap mortgage indebtedness was increased by $1,437 and proceeds in the amount of $1,304 will be used for capital improvements to the properties.

As of September 30, 2007, the third party underlying mortgages were current for all the properties.

As of September 30, 2007, NPAMLP was obligated for approximately $159 of capital commitments, which are primarily for tenant improvements.

Critical Accounting Policies

There were no significant changes to NPAMLP's critical accounting policies and estimates during the three-month period ended September 30, 2007.

Results of Operations

NPAMLP owned 26 and 29 properties at September 30, 2007 and 2006, respectively.

Loss from continuing operations decreased for the three and nine-month periods ended September 30, 2007 versus September 30, 2006 by $435 and $451, respectively. The decrease in the loss from continuing operations was primarily due to the decrease in interest expense arising from the adjustment to the discount on wraparound mortgages (See Note 7. Disposition / Acquisition of Property). The increases in rental income, real estate taxes and depreciation expense are primarily due to the tenant-in-common property acquired in the fourth quarter of 2006 to complete a tax-deferred exchange transaction.

In 2006, NPAMLP entered into an agreement with the anchor tenant at the East Haven property to terminate its lease upon 90 days notice from NPAMLP. In 2007, a new termination agreement and new lease was entered into with the anchor tenant. The 2007 termination agreement provided for a payment of $1,700 to the anchor tenant in January 2007. This payment was made by NPAMLP. In order to fund the payment, NPAMLP borrowed the necessary funds from E&H under the line of credit with E&H. Under the terms of the new lease, the anchor tenant remained in occupancy on a month-to-month basis.

              NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
                             (A LIMITED PARTNERSHIP)

                               September 30, 2007
                             (dollars in thousands)

In January 2007, NPAMLP entered into a contract to sell a portion of the East Haven, Connecticut property in a transaction structured to be a tax-deferred exchange in accordance with section 1031 of the Internal Revenue Code. In accordance with the agreement of sale for the portion of East Haven property, the buyer remitted to NPAMLP $850, which was comprised of a $350 deposit and $500 of the cost to terminate the anchor tenant. The net cost of the lease termination of $1,200 has been capitalized. The sale of the East Haven property was completed in July 2007. As a result of the sale, NPAMLP recognized a net gain on sale for this transaction in the amount of $2,174 in the third quarter. In August 2007, NPAMLP completed the purchase side of the tax-deferred exchange transaction with the purchase of a leasehold interest in a CVS store in Lawndale, California.

In July 2007, NPAMLP sold the property in Huntington, West Virginia. Net proceeds from the sale in the amount of $1,421 were retained by NPAMLP. As a result of this transaction, NPAMLP recognized a net loss of $286. In accordance with SFAS 144, NPAMLP recognized this loss as an impairment charge in the second quarter of 2007. The balance of the wraparound mortgage indebtedness, net of discounts, in the amount of $2,101 remains a liability of NPAMLP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2006. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2006.

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

                                   Date: November 13, 2007

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