Form 10-K
period 2007-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2008-03-31
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-24816
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	23-2610414

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

230 S. Broad Street, Mezzanine, Philadelphia, Pennsylvania	19102

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215)790-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on
which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
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

ii

PART I

Item 1.	Business
          I. Summary
     The following summary is qualified in its entirety by the more detailed information and financial statements appearing elsewhere in the Annual Report. Reference is made to the Glossary, which appears at the end of this section for the definition of certain capitalized terms used in the Summary and elsewhere in this Report.
     A. The Master Limited Partnership
     National Property Analysts Master Limited Partnership (“NPAMLP”) was organized under the Delaware Revised Uniform Limited Partnership Act in January, 1990 as part of a consolidation of the operation of properties owned by certain limited partnerships (the “Partnerships”) previously sponsored by National Property Analysts, Inc. and its affiliates (“NPA”). The term of NPAMLP will continue until December 31, 2013, unless sooner terminated in accordance with the terms of the limited partnership agreement of NPAMLP (the “Partnership Agreement”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — V. Indebtedness Secured by the Properties — D. Future Interest Agreement.”
     NPAMLP’s principal executive offices are located at 230 South Broad Street, Mezzanine, Philadelphia, Pennsylvania 19102 (telephone: 215-790-4700).
     B. The General Partners
     The General Partners of NPAMLP are EBL&S, Inc., an affiliate of NPA (the “Managing General Partner”) and Feldman International, Inc. (the “Equity General Partner”). The Managing General Partner and the Equity General Partner are collectively referred to as the “General Partners”. The Managing General Partner manages and controls all aspects of the business of NPAMLP. The Managing General Partner is owned 100% by E & H Properties, Inc., an affiliate of NPA and holds no ownership interest in NPAMLP. The Equity General Partner holds a 1% general partner interest in NPAMLP. See “Item 13. Certain Relationships and Related Party Transactions.”
     C. The Properties and Indebtedness Secured by the Properties
     NPAMLP owns 26 properties, inclusive of tenant-in-common (“TIC”) interests, as of December 31, 2007, which consist primarily of shopping centers and free standing, single tenant retail stores (the “Properties”). The Properties are subject to certain indebtedness, which was incurred in connection with the acquisition of the Properties by the Partnerships. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     D. NPAMLP Objectives and Policies
     NPAMLP intends to hold the Properties until such time as it is deemed prudent to dispose of the Properties. However, the Partnership in accordance with the terms of the Partnership Agreement will terminate on December 31, 2013. See further discussion under “II. NPAMLP Objectives and Policies”, below; see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — V. Indebtedness Secured by the Properties — D. Future Interest Agreement.”
     E. Limited Partners’ Share of Cash Flow from Operations
     The Limited Partners will receive, on an annual basis, 99% of the Cash Flow from Operations as defined in the Partnership Agreement. It is not anticipated that NPAMLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.
     F. Limited Partners’ Share of Proceeds of Sales Distributions
     Proceeds of Sales of the Properties available to be distributed by NPAMLP will be distributed 99% to the Limited Partners and 1% to the Equity General Partner. It is not anticipated that NPAMLP will be in a position to distribute Proceeds of Sales to its partners in the foreseeable future.

     G. Allocations of Profits and Losses
     Taxable income from NPAMLP operations or from a capital transaction will be allocated 99% to the Limited Partners and 1% to the Equity General Partner. Taxable losses from NPAMLP operations or from capital transactions generally has been allocated 99% to the Limited Partners and 1% to the Equity General Partner.
     H. Compensation to the General Partner and Affiliates
     The Managing General Partner will receive certain compensation for its services including reimbursement of certain of its expenses and the Equity Partner will receive a portion of Cash Flow from Operations and Proceeds of Sales of the Properties. An affiliate of the Managing General Partner will receive a management fee for managing the Properties and a leasing fee for obtaining or renewing leases. See “Item 13. Certain Relationships and Related Party Transactions — I. Compensation and Fees.”
     I. Fiscal Year
     NPAMLP’s fiscal year begins on January 1 and ends on December 31 of each year.
          II. NPAMLP Objectives and Policies
     A. NPAMLP Objectives
     NPAMLP intends to hold the Properties until such time as it is deemed prudent to dispose of one or more or all of the Properties. The precise timing of disposition of Properties is at the discretion of the Managing General Partner. However, the Partnership in accordance with the terms of the Partnership Agreement is expected to terminate not later than December 31, 2013. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — V. Indebtedness Secured by the Properties — D. Future Interest Agreement.”
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
     The objectives of NPAMLP are, to implement, with respect to the Properties, effective management, leasing, cost control and capital improvement policies and techniques and thereby to: (i) preserve and protect NPAMLP’s Properties in order to avoid the loss of any Properties to foreclosure; (ii) enhance the potential for appreciation in the value of NPAMLP’s Properties; and (iii) provide Cash Flow from Operations. It is not anticipated that NPAMLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.
     The determination of whether a Property should be sold or otherwise disposed of will be made by the Managing General Partner after consideration of relevant factors, including performance of the Property, market conditions, the financial requirements of NPAMLP and the tax consequences to Limited Partners, with a view toward achieving the principal investment objectives of NPAMLP. In connection with a sale of a Property, a purchase money obligation secured by a mortgage may be taken as part payment; there are no limitations or restrictions on NPAMLP’s taking such purchase money obligations. The terms of payment to NPAMLP is affected by custom in the area in which each Property is located and the then-prevailing economic conditions. To the extent the Partnership receives notes and other property instead of cash on sales, such proceeds (other than any interest payable thereon) will not be included in Proceeds of Sales of the Properties until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed of; and therefore, the distribution of such proceeds to NPAMLP may be delayed until such time.

     NPAMLP may not acquire additional properties. However, in the Managing General Partner’s discretion, NPAMLP may, in appropriate circumstances, exchange Properties for new properties in transactions structured to be non-taxable events in whole or in substantial part under Section 1031 of the Internal Revenue Code, and the proceeds of an involuntary conversion may be invested in property in transactions structured to be non-taxable in whole or in part under Section 1033 of the Internal Revenue Code.
     B. Competition for Tenants
     NPAMLP’s Properties consist primarily of shopping centers and freestanding, single tenant retail stores located in 15 states. Of the 26 properties owned by NPAMLP, 15 properties have only 1 or 2 tenants (“Single Tenant Properties”). The tenants in the Single Tenant Properties are primarily national retailers or supermarkets (“Anchor Tenants”). The 11 remaining properties are multi-tenant shopping center properties (“Shopping Center Properties”). The tenants in the Shopping Center Properties generally include Anchor Tenants and a variety of tenants occupying less substantial portions of the property (“Local Tenants”).
          1. Anchor Tenants
     The Anchor Tenant leases at lease inception are usually for 15 to 25 years. These Anchor Tenant leases are at various stages of maturity. Upon expiration of the initial lease term, renewal options are usually available to the Anchor Tenants. See “Item 2. Properties.” The high concentration of minimum rent received from Anchor Tenants under the terms of long term leases generally provide NPAMLP with protection against a significant reduction in rental income; however, this also restricts the growth opportunity for NPAMLP.
     NPAMLP’s primary Anchor Tenants are Sun Microsystems, Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”), which in 2007 accounted for approximately 19%, 18% and 11%, respectively, of the rental income received by NPAMLP. As of December 31, 2007, NPAMLP had 1 lease with Sun Microsystems for approximately 250,000 square feet. The rent per square foot for the Sun Microsystems lease as of December 31, 2007, was $46.58. As of December 31, 2007, no balance was due from Sun Microsystems under its lease. As of December 31, 2007, NPAMLP had 7 leases with Sears aggregating approximately 704,000 square feet. NPAMLP’s average rent per square foot for all of the Sears leases as of December 31, 2007, was $3.32. As of December 31, 2007, $84,000 was due from Sears under four of its leases. As of December 31, 2007, NPAMLP had 5 leases with CVS aggregating approximately 57,000 square feet. NPAMLP’s average rent per square foot for all of the CVS leases as of December 31, 2007, was $26.12. As of December 31, 2007, there were no amounts due from CVS under its leases.
     The Managing General Partner has had periodic meetings with representatives of Sears to review and discuss with them their plans for the various Sears stores. In the past, in instances where Sears stores were determined to be undersized and inadequate to accommodate Sears’ current needs, expansions of the existing facilities were undertaken wherever possible.
          2. Local Tenants
     Marketing of Local Tenant space is accomplished through signage, direct mailing, advertisements and through coordinated listings with local leasing brokers.
     The NPAMLP Properties’ occupancy rate for Local Tenant space is 62%. The lease terms for Local Tenant space typically range from 1 to 3 years. The competitive conditions applicable to Local Tenant space vary from Property to Property. However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to NPAMLP Properties, is typically a function of NPAMLP’s rental rates as compared to the local market. However, in instances where a multi-tenant Property has Anchor Tenant space and the Anchor Tenant space is vacant (currently two Shopping Center Properties have Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

     C. Prohibited Activities and Investments
     NPAMLP does not engage in any business not related to the operations of the Properties. Additionally, NPAMLP does not: (i) sell additional limited partnership interests in NPAMLP; (ii) issue limited partnership interests in exchange for property; (iii) issue senior securities or make loans or investments in real estate mortgages other than in connection with a contemplated purchase or sale or disposition of the Properties; (iv) make loans to the General Partners or its affiliates; (v) invest in or underwrite the securities of other issuers for any purpose, including investing in securities for the purpose of exercising control; (vi) operate in such a manner as not to be exempt from classification as an “investment company” for purposes of the Investment Company Act of 1940; (vii) purchase or lease any property from or sell or lease any property to the General Partners or its affiliates, except that with respect to leases, the General Partners and its affiliates may lease space in the Properties on terms no more favorable than those offered to non-affiliated persons; (viii) invest in junior mortgages or deeds of trust, except that the acquisition or granting of junior mortgages or deeds of trust in connection with the sale, purchase, financing or refinancing of a Property shall not be deemed to be investing in junior mortgages or deeds of trust; (ix) commingle the funds of NPAMLP with any other person’s; (x) invest in limited partnership interests; (xi) construct or develop properties; (xii) enter into joint venture agreements; or (xiii) receive rebates or give-ups in connection with NPAMLP.
     D. Insurance on Properties
     NPAMLP has liability insurance covering the Properties. The third party liability coverage insures, among others, NPAMLP and the General Partners. Property insurance has also been obtained that insures NPAMLP for fire and other casualty losses in an amount that covers the replacement cost of the covered Properties. NPAMLP does not maintain property insurance on Properties for which the Anchor Tenants are responsible for providing such insurance. In addition, NPAMLP is covered under fidelity insurance policies in amounts that the Managing General Partner deems sufficient. Such insurance coverage is reviewed at least annually and adjusted to account for variations in value.
          III. Glossary
     “Capital Improvement” shall mean any improvement to any Property that is required to be capitalized or amortized by NPAMLP, pursuant to accounting principles generally accepted in the United States of America.
     “Cash Flow from Operations” shall mean, with respect to NPAMLP, Operating Revenues less Operating Cash Expenses and Reserves.
     “Consolidation” shall mean the consolidation of the ownership and operations of the Properties in NPAMLP.
     “Debt Service” shall mean the aggregate principal and interest payments required on the Third Party Underlying Obligations in calendar year 1990 with respect to the Properties owned by NPAMLP.
     “Equity General Partner” shall mean Feldman International, Inc., a Delaware corporation.
     “Excess Proceeds” shall mean the Proceeds of Sales of the Properties in excess of the Minimum Payoff Amount and Capital Improvement Debt.
     “General Partners” shall mean EBL&S, Inc., the Managing General Partner of NPAMLP and Feldman International, Inc., the Equity General Partner of NPAMLP.
     “Investor Note Payments” shall mean the payment by Investor Note Payors of amounts becoming due on or after June 1, 1989 on the Investor Notes.
     “Investor Note Recovery” shall mean the Excess Proceeds available for distribution to NPAMLP after the first $28 million of Excess Proceeds has been retained by NPAMLP, in an amount equal to the lesser of the Investor Note Payments or $25 million.

     “Investor Notes” shall mean the promissory notes executed and tendered by Limited Partners as payments for a portion of the purchase price of their interest in a Partnership.
     “Limited Partners” shall mean all persons who hold limited partnership interests in NPAMLP.
     “Management Agreement” shall mean the agreement entered into by and between NPAMLP and EBL&S Property Management, Inc. pursuant to which the Property Manager will manage the Properties in consideration of a property management fee (equal to five percent (5%) of NPAMLP’s gross operating revenues) and a leasing fee (equal to the fee customarily charged in the geographic areas in which the Properties are located).
     “Managing General Partner” shall mean EBL&S, Inc, a Delaware corporation.
     “MLPG” shall mean Main Line Pension Group, a Delaware limited partnership.
     “NPA” shall mean National Property Analysts, Inc. and the corporations and partnerships now or previously controlled by, related to or affiliated with, directly or indirectly, National Property Analysts, Inc. and Mr. Edward Lipkin, including, but not limited to E & H Properties, Inc., National Property Analysts Management Company, and National Property Management Corp.
     “NPAEP” shall mean National Property Analysts Employee Partnership, a Delaware limited partnership.
     “NPAMLP” shall mean National Property Analysts Master Limited Partnership, a Delaware limited partnership.
     “Partnership Agreement” shall mean the limited partnership agreement entered into between the General Partners and the Limited Partners of NPAMLP.
     “Partnerships” shall mean certain limited partnerships previously sponsored by NPA.
     “Pension Groups” shall mean the limited partnerships comprised of various pension and profit sharing trusts which sold the Properties to the Partnerships, and includes Main Line Pension Group (“MLPG”), a Delaware limited partnership which acquired the ownership of the Wrap Mortgages from the original holders and NPAEP and PVPG, both Delaware limited partnerships which subsequently acquired ownership of certain Wrap Mortgages from MLPG.
     “Proceeds of Sales Distributions” shall mean the distributions made by NPAMLP from the proceeds of sales of the Properties as defined in the Partnership Agreement.
     “Proceeds of Sales of the Properties” shall mean, for purposes of the Restructuring Agreement, at the time of the calculation thereof, (a) the gross sales proceeds (including the then-outstanding principal amount of indebtedness for borrowed money assumed or taken subject to) from the sale of any Property or Properties occurring and after the date the Properties were transferred to NPAMLP, minus (b) all reasonable costs and expenses incurred by a Partnership or a successor to a Partnership (including NPAMLP), in connection with any such sale, including without limitation, brokerage commissions to independent third parties, legal fees and costs, transfer taxes, mortgage taxes, prepayment penalties payable to independent third parties, title insurance and all other customary closing costs and expenses.
     “Property” or “Properties” shall mean one, some or all of the parcels of real property owned by NPAMLP (inclusive of tenant-in-common interests).
     “PVPG” shall mean Penn Valley Pension Group, a Delaware limited partnership.
     “Property Manager” shall mean EBL&S Property Management, Inc.
     “Reserves” shall mean the amount determined by the Managing General Partner, in its sole discretion, to be set aside for future requirements of NPAMLP. At the end of each year, any unexpended reserves not continued as Reserves will be treated as Cash Flow from Operations.

     “Restructuring” shall mean the restructuring of the Wrap Mortgages and the Second Mortgages.
     “Restructuring Agreement” shall mean the agreement entered into by and between NPAMLP, the Pension Groups and certain NPA affiliates to restructure the Wrap Mortgages and the Second Mortgages.
     “Restructured Wrap Mortgages” shall mean the Wrap Mortgages as modified by the Restructuring Agreement.
     “Second Mortgage” shall mean any purchase money mortgage or deed of trust created by a Pension Group upon its purchase of a Property that is a subordinate lien against the Property in favor of an NPA affiliate and evidenced by a promissory note.
     “Tenant Improvements” shall mean construction to the Properties completed for the benefit of the tenants’ use of the Property.
     “Third Party Debt Service” shall mean payments of principal and interest on Third Party Underlying Obligations.
     “Third Party Underlying Obligations” shall mean those obligations secured by the Property underlying the Wrap Mortgages held by persons or entities other than NPA, or its affiliates.
     “Threshold Amount” shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 2007, approximately $35,511,000 had been applied in reduction of the Threshold Amount.
     “Unaudited Partnerships” shall mean the Partnerships included in NPAMLP that were not audited by the Internal Revenue Service.
     “Units” shall mean units of limited partnership interest in NPAMLP.
     “Wrap Mortgages” shall mean the mortgages securing the Wrap Notes that were delivered to the Pension Groups by the Partnerships at the time of the acquisition of the Property.
     “Wrap Notes” shall mean the promissory notes secured by the Wrap Mortgages.
Item 1 (A). Risk Factors
     Not applicable
Item 1 (B). Unresolved Staff Comments
     None
Item 2. Properties
     NPAMLP’s Properties consist primarily of shopping centers and freestanding, single tenant retail stores. As of December 31, 2007, NPAMLP owned and operated 26 Properties located in 15 states, with 58% of the Properties being Single Tenant Properties and 42% being Shopping Center Properties.
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
Schedule 1
Description of Property Tenant Information

			Total	Average
Property	Total	Occupancy	Minimum	Rent
Location	GLA (a)	Rate	Rent (b)	PSF (c)
Cottage Grove, MN	114,609	91.7%	$935,423	$8.90
Dunmore, PA	26,475	100.0%	78,696	2.97
East Haven, CT	52,852	67.3%	337,814	9.50
Federal Way, WA	37,560	100.0%	45,000	1.20
Grand Rapids, MI	10,880	100.0%	378,071	34.75
Huntsville, AL	104,000	100.0%	244,400	2.35
Independence, MO	134,634	96.3%	365,334	2.87
Kalamazoo, MI	120,958	100.0%	570,244	4.71
Lake Mary, FL	107,400	100.0%	859,200	8.00
Lawnside, NJ	102,552	100.0%	544,634	5.31
Lawndale, CA	14,813	100.0%	324,024	21.87
Marquette, MI	248,256	94.3%	1,228,815	5.25
Maryville, MO	35,099	84.2%	80,949	2.74
North Augusta, SC	109,134	100.0%	421,100	3.86
O’ Fallon, MO	91,061	97.8%	344,354	3.87
Oak Lawn, IL	159,233	100.0%	895,270	5.62
Philadelphia, PA	128,006	100.0%	556,500	4.35
Painesville, OH	10,125	100.0%	178,091	17.59
Rockville, MD (d)	10,880	100.0%	521,718	58.47
San Jose, CA (e)	249,832	100.0%	2,781,357	46.58
Seven Hills, OH	121,677	100.0%	318,595	2.62
Taylorville, IL	43,127	35.2%	110,119	7.26
Urbana, IL	55,531	16.3%	58,038	6.40
Waverly, OH	8,834	100.0%	72,589	8.22
Wheelersburg, OH	7,662	100.0%	72,000	9.40
Yazoo City, MS	81,312	79.9%	230,387	3.54

(a)	Gross Leaseable Area.

(b)	Based on leases in effect as of December 31, 2007.

(c)	Based on occupied space.

(d)	NPAMLP owns an 82% interest in this property. Minimum rent amounts reflects percent ownership.

(e)	NPAMLP owns a 23.9% tenant-in-common interest in this property. Minimum rent amounts reflects percent ownership.

Schedule 1, Continued
Description of Property Tenant Information
Major Tenant Information

Property			Annual	Lease
Location	Major Tenant Name	GLA (a)	Rent	Expiration	Options
Cottage Grove, MN	Rainbow Foods	70,130	$606,624	07/11/16	6 / 5 YR
Dunmore, PA	Price Chopper	26,475	78,696	11/30/10	2 / 5 YR
East Haven, CT	AutoZone	9,700	128,525	02/28/13	1 / 5 YR
Federal Way, WA	Safeway	37,560	45,000	10/31/08	5 / 5 YR
Grand Rapids, MI	CVS	10,880	378,071	01/31/24	10 / 5 YR
Huntsville, AL	Kmart	104,000	244,400	11/30/10	4 / 5 YR
Independence, MO	Kmart	116,799	308,634	03/31/10	5 / 5 YR
Kalamazoo, MI	Kmart	84,180	248,770	02/28/10	8 / 5 YR
Lake Mary, FL	Gander Mountain Sports	107,400	859,200	05/31/21	4 / 5 YR
Lawnside, NJ	Sears	102,552	544,634	09/30/25	10 / 5 YR
Lawndale, CA	CVS	14,813	324,024	05/31/13	10 / 5 YR
Marquette, MI	Kohl’s Department Stores, Inc.	85,480	170,960	11/30/24	9 / 5 YR
	Younker’s	44,068	92,543	10/22/11	None
	J.C. Penney	33,996	118,286	08/31/09	4 / 5 YR
Maryville, MO	J.C. Penney	22,060	65,502	10/31/11	1 / 5 YR
North Augusta, SC	Riverfront Antique Mall	103,964	421,100	Various	None
O’ Fallon, MO	Kmart	83,061	279,415	11/30/10	9 / 5 YR
Oak Lawn, IL	Home Depot	104,622	480,000	01/31/28	5 / 5 YR
	Jewel Foods	58,575	415,270	01/03/09	2 / 5 YR
Philadelphia, PA	Kmart	91,033	388,500	03/31/10	9 / 5 YR
	Supremo Foods	36,973	168,000	06/30/35	None
Painesville, OH	CVS	10,125	178,091	01/31/19	6 / 5 YR
Rockville, MD (b)	CVS	10,880	521,718	01/31/24	10 / 5 YR
San Jose, CA (c)	Sun Microsystems	249,832	2,781,357	05/11/13	2 / 5 YR
Seven Hills, OH	Kmart	121,677	318,595	08/31/12	7 / 5 YR
Taylorville, IL	CVS	10,069	81,319	03/31/10	4 / 5 YR
Urbana, IL	Dollar General	6,264	39,000	10/31/12	None
Waverly, OH	None	N/A	N/A	N/A	N/A
Wheelersburg, OH	Grandview Retail Stores	7,662	72,000	11/30/08	None
Yazoo City, MS	Supervalu	20,000	45,000	04/30/10	1 / 5 YR
	Family Dollar Stores	10,846	59,000	06/30/08	6 / 5 YR

(a)	Gross Leaseable Area

(b)	NPAMLP owns an 82% interest in this property. Minimum rent amounts reflects percent ownership.

(c)	NPAMLP owns a 23.9% tenant-in-common interest in this property. Minimum rent amounts reflects percent ownership.

N/A	- Not Applicable

Schedule 2
Tenant Lease Expirations

			2008			2009
		Total
Property	Total	Minimum	# of	Minimum		# of	Minimum
Location	GLA (a)	Rent (b)	Tenants	Rent	GLA (a)	Tenants	Rent	GLA (a)
Cottage Grove, MN	114,609	$935,423	2	$123,100	15,700
Dunmore, PA	26,475	78,696
East Haven, CT	52,852	337,814	2	64,764	10,800	2	100,000	8,202
Federal Way, WA	37,560	45,000	1	45,000	37,560
Grand Rapids, MI	10,880	378,071
Huntsville, AL	104,000	244,400
Independence, MO	134,634	365,334	1	9,000	1,200	1	12,900	1,800
Kalamazoo, MI	120,958	570,244	1	103,983	12,603
Lake Mary, FL	107,400	859,200
Lawnside, NJ	102,552	544,634
Lawndale, CA	14,813	324,024
Marquette, MI	248,256	1,228,815	5	119,686	8,432	5	231,518	43,935
Maryville, MO	35,099	80,949				1	10,008	2,450
North Augusta, SC	109,134	421,100
O’ Fallon, MO	91,061	344,354
Oak Lawn, IL	159,233	895,270				1	415,270	58,575
Philadelphia, PA	128,006	556,500
Painesville, OH	10,125	178,091
Rockville, MD	10,880	521,718
San Jose, CA	249,832	2,781,357
Seven Hills, OH	121,677	318,595
Taylorville, IL	43,127	110,119				1	13,800	2,100
Urbana, IL	55,531	58,038	2	19,038	2,800
Waverly, OH	8,834	7,909				2	31,500	4,000
Wheelersburg, OH	7,662	72,589	1	72,000	7,662
Yazoo City, MS	81,312	230,387	2	71,750	13,846	1	31,200	9,600

Totals	2,186,502	$12,552,722	17	$628,321	110,603	14	$846,196	130,662

Annual % to Total				5.0%	5.1%		6.7%	6.0%
Cumulative %				5.0%	5.1%		11.7%	11.1%

(a)	Gross Leasable Area.

(b)	Based on leases in effect as of December 31, 2007.

Schedule 2, Continued
Tenant Lease Expirations

			2010			2011
		Total
Property	Total	Minimum	# of	Minimum		# of	Minimum
Location	GLA (a)	Rent (b)	Tenants	Rent	GLA (a)	Tenants	Rent	GLA (a)
Cottage Grove, MN	114,609	$935,423	1	$43,313	6,075
Dunmore, PA	26,475	78,696	1	78,696	26,475
East Haven, CT	52,852	337,814	1	44,525	6,850
Federal Way, WA	37,560	45,000
Grand Rapids, MI	10,880	378,071
Huntsville, AL	104,000	244,400	1	244,400	104,000
Independence, MO	134,634	365,334	2	344,634	126,639
Kalamazoo, MI	120,958	570,244	1	248,770	84,180
Lake Mary, FL	107,400	859,200
Lawnside, NJ	102,552	544,634
Lawndale, CA	14,813	324,024
Marquette, MI	248,256	1,228,815	5	158,764	9,543	4	214,332	59,729
Maryville, MO	35,099	80,949				2	80,937	27,104
North Augusta, SC	109,134	421,100
O’ Fallon, MO	91,061	344,354	1	279,415	83,061	1	34,939	3,000
Oak Lawn, IL	159,233	895,270
Philadelphia, PA	128,006	556,500	1	388,500	91,033
Painesville, OH	10,125	178,091
Rockville, MD	10,880	521,718
San Jose, CA	249,832	2,781,357
Seven Hills, OH	121,677	318,595
Taylorville, IL	43,127	110,119	1	81,319	10,069
Urbana, IL	55,531	58,038
Waverly, OH	8,834	70,909	1	41,089	4,834
Wheelersburg, OH	7,662	72,000
Yazoo City, MS	81,312	230,387	2	114,400	40,116

Totals	2,186,502	$12,552,722	18	$2,067,825	592,875	7	$330,208	89,833

Annual % to Total				16.5%	27.1%		2.6%	4.1%
Cumulative %				28.2%	38.2%		30.8%	42.3%

(a)	Gross Leasable Area.

(b)	Based on leases in effect as of December 31, 2007.

Schedule 2, Continued
Tenant Lease Expirations

			2012
		Total
Property	Total	Minimum	# of	Minimum
Location	GLA (a)	Rent (b)	Tenants	Rent	GLA (a)
Cottage Grove, MN	114,609	$935,423
Dunmore, PA	26,475	78,696
East Haven, CT	52,852	337,814
Federal Way, WA	37,560	45,000
Grand Rapids, MI	10,880	378,071
Huntsville, AL	104,000	244,400
Independence, MO	134,634	365,334
Kalamazoo, MI	120,958	570,244
Lake Mary, FL	107,400	859,200
Lawnside, NJ	102,552	544,634
Lawndale, CA	14,813	324,024
Marquette, MI	248,256	1,228,815	6	$143,874	8,769
Maryville, MO	35,099	80,949
North Augusta, SC	109,134	421,100
O’ Fallon, MO	91,061	344,354
Oak Lawn, IL	159,233	895,270
Philadelphia, PA	128,006	556,500
Painesville, OH	10,125	178,091
Rockville, MD	10,880	521,718
San Jose, CA	249,832	2,781,357
Seven Hills, OH	121,677	318,595	1	318,595	121,677
Taylorville, IL	43,127	110,119
Urbana, IL	55,531	58,038	1	39,000	6,264
Waverly, OH	8,834	70,909
Wheelersburg, OH	7,662	72,000
Yazoo City, MS	81,312	230,387	1	7,037	1,445

Totals	2,186,502	$12,552,722	9	$508,506	138,155

Annual % to Total				4.1%	6.3%
Cumulative %				34.9%	48.6%

(a)	Gross Leasable Area.

(b)	Based on leases in effect as of December 31, 2007.

Schedule 3
Third Party Underlying Obligations

				Principal
Property		Mortgage	Interest	Balance at
Location	Mortgagee(s)	Type	Rate	12/31/07
Cottage Grove, MN	IDS Life Insurance	1st	5.55%	4,156,908
Dunmore, PA	NONE
East Haven, CT	NONE
Federal Way, WA	NONE
Grand Rapids, MI	Wells Fargo Bank Northwest, N.A.	1st	7.77%	2,561,423
Huntington, WV	NONE
Huntsville, AL	NONE
Independence, MO	NONE
Kalamazoo, MI	NONE
Lake Mary, FL	Citigroup Capital Markets Group	1st	5.67%	5,598,677
Lawndale, CA	Wells Fargo Bank Northwest, N.A.	1st	6.04%	3,852,144
Lawnside, NJ	Wachovia Securities	1st	8.71%	4,254,853
Marquette, MI	Union Labor Life Insurance Co.	1st	7.50%	4,677,562
Maryville, MO	NONE
North Augusta, SC	NONE
O’ Fallon, MO	NONE
Oak Lawn, IL	American Express Financial Corp.	1st	5.00%	411,032
Painesville, OH	Credit Suisse First Boston	1st	6.48%	1,507,501
Philadelphia, PA	Kin Properties	1st	9.25%	844,935
Rockville, MD (a)	Wells Fargo Bank Northwest, N.A.	1st	7.77%	3,534,633
San Jose, CA (b)	Lehman Ali Inc.	1st	8.14%	22,167,915
Seven Hills, OH	B & K Properties	1st	9.75%	1,055,565
Taylorville, IL	NONE
Urbana, IL	NONE
Waverly, OH	NONE
Wheelersburg, OH	NONE
Yazoo City, MS	NONE

(a)	NPAMLP owns an 82% interest in the property. Loan balance reflects percentage ownership.

(b)	NPAMLP owns a 23.9% tenant-in-common interest in this property. Loan balance reflects percentage ownership.

Schedule 3, Continued
Third Party Underlying Obligations

				Ownership
			Annual	Interest
Property		Mortgage	Debt	Fee/
Location	Mortgagee(s)	Type	Service	Leasehold
Cottage Grove, MN	IDS Life Insurance	1st	364,697	Fee
Dunmore, PA	NONE			Leasehold
East Haven, Ct	NONE			Fee
Federal Way, WA	NONE			Fee
Grand Rapids, MI	Wells Fargo Bank Northwest, N.A.	1st	378,071	Fee
Huntington, WV	NONE			Fee
Huntsville, AL	NONE			Leasehold
Independence, MO	NONE			Fee
Kalamazoo, MI	NONE			Leasehold
Lake Mary, FL	Citigroup Capital Markets Group	1st	444,708	Fee
Lawndale, CA	Wells Fargo Bank Northwest, N.A.	1st	324,000	Leasehold
Lawnside, NJ	Wachovia Securities	1st	496,522	Fee
Marquette, MI	Union Labor Life Insurance Co.	1st	602,712	Leasehold
Maryville, MO	NONE			Leasehold
North Augusta, SC	NONE			Leasehold
O’ Fallon, MO	NONE			Fee
Oak Lawn, IL	American Express Financial Corp.	1st	422,249	Leasehold
Painesville, OH	Credit Suisse First Boston	1st	178,080	Fee
Philadelphia, PA	Kin Properties	1st	395,220	Leasehold
Rockville, MD (a)	Wells Fargo Bank Northwest, N.A.	1st	521,718	Fee
San Jose, CA (b)	Lehman Ali Inc.	1st	2,781,357	Fee
Seven Hills, OH	B & K Properties	1st	263,917	Leasehold
Taylorville, IL	NONE			Fee
Urbana, IL	NONE			Fee
Waverly, OH	NONE			Fee
Wheelersburg, OH	NONE			Fee
Yazoo City, MS	NONE			Fee

(a)	NPAMLP owns an 82% interest in the property. Loan balance and annual debt service reflect percent ownership.

(b)	NPAMLP owns a 23.9% Tenant in Common interest in this property. Loan balance and annual debt service reflect percent ownership.

Item 3.	Legal Proceedings
          NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the General Partners, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP’s financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders
          Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          I. No Trading Market
     There is no trading market for the Units in NPAMLP. NPAMLP Units are not transferable except by will, inheritance or operation of law. To date no transfers other than those by will, inheritance and operation of law have been permitted.
     In addition, the Partnership Agreement places additional restrictions on the transferability of the Units. The Limited Partners of NPAMLP are prohibited from selling their Units unless such sale is at the Managing General Partner’s direction, is accomplished in a single transaction involving all Limited Partners’ interests to a single purchaser, and is accomplished simultaneously with the sale of the Equity General Partner’s interest in NPAMLP.
     As of December 31, 2007, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.
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

     Limited Partners are allocated their share of NPAMLP’s taxable income and gain even if they receive no cash distributions from NPAMLP with which to pay any resulting tax liability, and will be allocated their share of NPAMLP’s tax losses, including depreciation deductions. It is anticipated that NPAMLP will generate gradually increasing amounts (which will ultimately be substantial) of taxable income, inasmuch as interest expense and depreciation expense are gradually decreasing each year.
     As and when the Properties are sold or otherwise disposed of (and whether or not any cash is distributed to Limited Partners in respect of such sales), all taxable income will be allocated among those Limited Partners who were partners in the Partnership which owned the Property prior to the Consolidation up to the amount by which the fair market value of such Properties exceeded their adjusted basis at the time of contribution to NPAMLP (gain in excess of such amounts will be allocated ratably among all Limited Partners). This rule does not apply to tax-deferred exchanges except to the extent of cash or “other property” received.
     B. Treatment of Distributions by NPAMLP
     Cash distributions made to a Limited Partner are not, per se, taxable; rather, they represent a return of capital up to the amount of his adjusted basis in his interest in NPAMLP. A return of capital generally does not result in any recognition of gain or loss for federal income tax purposes, but reduces the recipient’s adjusted basis in his investment. Certain partners whose returns were audited and adjusted (in connection with their investment in NPA sponsored limited partnerships) may have signed a closing agreement with the Internal Revenue Service (“IRS”); pursuant to the terms of such closing agreement, their tax treatment may vary from the foregoing; such partners are urged to consult with their own tax advisors with respect to this issue.
     Distributions, if any, in excess of a Limited Partner’s adjusted basis in his NPAMLP interest immediately prior thereto will result in the recognition of gain to that extent. Unless NPAMLP is treated for tax purposes as a “dealer” in real property, such gain generally should be capital gain.
     C. Operating Income (Loss) of NPAMLP
     Each Limited Partner will receive an annual Schedule K-1 (U.S. Form 1065) to indicate his share of NPAMLP’s taxable income or loss for each tax year. Such income or loss, rather than the distributions described in Part B above, is reportable by the Limited Partner. Since any loss generated by NPAMLP is, with respect to Limited Partners, a passive loss, the deductibility of such loss is governed by Section 469 of the Internal Revenue Code of 1986, and may be limited thereby.
     Certain Partnerships were audited by the IRS (the “Audited Partnerships”) and the partners thereof executed an agreement relating to their past and future federal tax liability (the “Closing Agreement”). The foregoing paragraph applies to those investors who have not signed a Closing Agreement with IRS with respect to their Units. As to those Limited Partners who have signed such a Closing Agreement, the appropriate tax treatment may differ from the foregoing and is governed by the Closing Agreement.
          V. Other
     NPAMLP did not purchase any of its units that are registered pursuant to Section 12 of the Exchange Act.

Item 6.	Selected Financial Data
     Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with NPAMLP’s combined financial statements and notes thereto appearing elsewhere in this Report.
          I. Liquidity and Capital Resources
     A. General
     As previously noted, the Properties owned by NPAMLP are encumbered by the Wrap Mortgages. As a result of the Restructuring, the Debt Service on the Wrap Mortgages was adjusted to be the same as the 1990 debt service required on the Third Party Underlying Obligations. NPAMLP’s ability to meet its obligations on the Wrap Mortgages is dependent on the Properties generating sufficient cash flow to meet the Debt Service.
     B. Third Party Debt Service
     As of December 31, 2007, the Third Party Underlying Obligations were current for all the Properties. See “Item 7. Management’s Discussion and Analysis of Financial Condition — II Critical Accounting Policies.”
     C. Working Capital
     As of December 31, 2007, NPAMLP has working capital of approximately $4,479,000 excluding amounts due to the Managing General Partner and the Pension Groups of $2,384,000 and $3,199,000, respectively. NPAMLP’s property operating budget for 2008, excluding capital expenditures, audit fees and certain insurance costs, projects positive cash flow of approximately $217,000.
     To date, NPAMLP has replenished its working capital reserves through the sale of Properties. This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage. They have agreed in certain instances to release their liens and provide proceeds from the sale to NPAMLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties. Although the Second Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard is expected. Pursuant to the 2003 Agreement (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — V. Indebtedness Secured by the Properties — D. Future Interest Agreement”), the holders of the Wrap Mortgages are obligated to release their mortgages in the event of a sale of Property. As of December 31, 2007, the Managing General Partner has advanced approximately $2,384,000 to NPAMLP but may require the repayment of the advances for its own operational needs.
     D. Loan Obligations
     Although all the Third Party Underlying Obligations on which balloon payments have become due to date have ultimately been refinanced, there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. In the event that NPAMLP is not able to obtain refinancing commitments from alternative lenders or loan extensions from the lenders holding the existing Third Party Underlying Obligations, the properties could be lost to foreclosure. For the year ended December 31, 2008, there are no balloon payments due on the Third Party Underlying Mortgage Obligations. See “Item 2. Properties.”

     E. Capital Requirements
     The average age of the Properties owned by NPAMLP is in excess of 20 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 2007, NPAMLP was obligated for approximately $155,000 of capital commitments that were primarily for capital repairs to the Properties. The 2008 operating budget for the Properties provides for approximately $120,000 in capital repair reserves.
     During 2007, NPAMLP had an outstanding line of credit with E&H Properties of Delaware, Inc., an affiliate of NPA (“EHD”), under which EHD would advance up to $2.5 million to NPAMLP for purposes of making Capital and Tenant Improvements (the “NPAMLP Line”). Pursuant to the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.
     Amounts advanced pursuant to the NPAMLP Line bear interest at the Prime Rate as published in the Wall Street Journal’s “Money Rates” section (7.25% at December 31, 2007).
     In 1999, EHD secured a line of credit with Firstrust Bank of Conshohocken, PA (“Firstrust Bank”), which will enable EHD to fund the NPAMLP Line in order to finance Capital and Tenant Improvements (the “EHD Firstrust Line”).
     At December 31, 2007, the EHD Firstrust Line permitted EHD to borrow up to $10,000,000 which it can loan to NPAMLP.
     Pursuant to the promissory note executed with respect to the EHD Firstrust Line (the “Firstrust Note”), the amounts advanced pursuant to the Firstrust Note bear interest at the Prime Rate as published in the Wall Street Journal’s “Money Rates” section (the “EHD Firstrust Borrowing Rate”). The EHD Firstrust Borrowing Rate at December 31, 2007 is 7.25%.
     The Firstrust Note is secured by an assignment of certain Wrap Notes and Second Mortgages and certain Guaranty and Suretyship Agreements executed by EBL&S Property Management, Inc. and Edward B. Lipkin. Additionally, the Firstrust Note contains a confession of judgment against EHD and the Guaranty and Suretyship Agreements contain a confession of judgment against EBL&S Property Management, Inc. and Edward B. Lipkin.
     At December 31, 2007, $194,000 has been advanced and $110,000 in accrued interest was due under the NPAMLP Line and $400,000 has been borrowed by EHD under the E&H Firstrust Line, respectively.
     F. Tenant Improvements
     The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 2007, there were no rental abatements.
          II. Critical Accounting Policies
     NPAMLP uses estimates and assumptions that can have a significant effect on the amounts that are reported in its financial statements. Management believes the following are its most significant accounting policies as they may require a higher degree of judgement and estimation.
     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-

lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supercedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS No. 144 retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners), or is classified as held for sale.
     NPAMLP adopted SFAS No. 144 on January 1, 2002 and accordingly, the results of operations of the properties disposed of or held for sale during the years ended December 31, 2007 and 2006 have been classified as Discontinued operations in the Statement of Operations for the two years ended December 31 2007 and 2006. The gain reported in discontinued components for the year ended December 31, 2007 was $806,000, including a loss of $1,444,000 on the early extinguishment of debt resulting from the partial sale of the property in East Haven, Connecticut. The gain reported in discontinued components for the year ended December 31, 2006 was $21,853,000, including a loss of $1,320,000 on the early extinguishment of debt resulting from the sale of the property in Lockport, IL. See “Item 6. Selected Financial Data.”
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
     NPAMLP accounts for the gains from the forgiveness of related party wraparound mortgage indebtedness arising from the disposition of property as a component of discontinued operations in the combined statements of operations. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, such forgiveness from a related party should be accounted for as a capital transaction.
          III. Results of Operations
     A. Property Dispositions and Acquisitions During Fiscal 2007
     NPAMLP owned 26 properties at December 31, 2007, and 2006. See “Item 1. Business — II. NPAMLP Objectives and Policies — B. Competition for Tenants — Anchor Tenants.”
     In 2006, NPAMLP entered into an agreement with the anchor tenant at the East Haven property to terminate its lease upon 90 days notice from NPAMLP. In 2007, a new termination agreement and new lease was entered into with the anchor tenant. The 2007 termination agreement provided for a payment of $1,700,000 to the anchor tenant in January 2007, which was made by NPAMLP. In order to fund the payment, NPAMLP borrowed the necessary funds from EHD under the line of credit with EHD. Under the terms of the new lease, the anchor tenant remained in occupancy on a month-to-month basis until June 2007.
     In January 2007, NPAMLP entered into a contract to sell a portion of the East Haven, Connecticut property in a transaction structured to be a tax-deferred exchange in accordance with section 1031 of the Internal Revenue Code. In accordance with the agreement of sale, the buyer remitted $850,000 to NPAMLP in February 2007, which was comprised of a $350,000 deposit and $500,000 of the cost to terminate the anchor tenant. The net cost of the lease termination of $1,200,000 was capitalized. The sale was completed in July 2007. As a result of the sale, NPAMLP recognized a net gain of $2,187,000 in the third quarter, including the write-off of capitalized lease termination costs. A portion of the proceeds from the sale were used to satisfy the balance of the wrap mortgage on the Ardmore, Oklahoma property which remained after the Ardmore property was sold in 2005. As a result, NPAMLP recognized a loss on early extinguishment of debt in the amount of $1,444,000 in 2007. In August 2007, NPAMLP completed the purchase side of the tax-deferred exchange transaction with the purchase of a leasehold interest in a CVS store in Lawndale, California.
     In July 2007, NPAMLP sold the property in Huntington, West Virginia. As a result of this transaction, NPAMLP recognized a net loss of $286,000. In accordance with SFAS 144, NPAMLP recognized this loss as an impairment charge in the second quarter of 2007. Net proceeds from the sale in the amount of $1,421,000 were retained by NPAMLP. The balance of the wraparound mortgage indebtedness on the Huntington property, net of discounts, in the amount of $1,532,000 remains a liability of NPAMLP.
     In December 2007, NPAMLP sold a portion of the property in Wheelersburg, Ohio. As a result of this transaction NPAMLP recognized a net gain of $75,000. Net proceeds from the sale in the amount of $434,000 were retained by NPAMLP. The balance of the wraparound mortgage indebtedness on the Wheelersburg property, net of discounts, in the amount of $554,000 remains a liability of NPAMLP.
     B. Property Dispositions and Acquisitions During Fiscal 2006
     During the third quarter of 2006 NPAMLP sold the properties in Lockport, Illinois, New Hope, Minnesota and North Sarasota, Florida. The sales of the New Hope, MN and North Sarasota, FL properties were sold in a transaction structured to be a tax-deferred exchange in accordance with Section 1031 of the Internal Revenue Code. Proceeds from all three sales were primarily used to make additional principal payments on the wraparound mortgages. The resultant net gain on this transaction was $8,514,000, including a loss of $1,320,000 on the early extinguishment of debt resulting from the sale of the Lockport property. The purchase side of the tax-deferred exchange was completed in the fourth quarter of 2006 with the acquisition of a 9.1% tenant-in-common interest in an office building in San Jose, California. See “Item 13. Certain Relationships and Related Party Transactions — V. Related Party Transactions”.
     In the fourth quarter of 2006, NPAMLP sold its leasehold interest in the San Mateo property to ARJAX. The purchase price for the sale of the leasehold interest was $13,900,000 and was based on the fair market value of NPAMLP’s leasehold interest in the San Mateo property as determined by a national valuation firm familiar with similar commercial properties and real estate in the San Mateo geographic area. Pursuant to the terms of the agreement of sale for this transaction the purchase price was satisfied with the conveyance to NPAMLP of a 14.8% tenant-in-common interest in an office building in San Jose, California. Such interest was acquired from National Property Analysts Management Company (“NPAMC”), a limited partnership controlled by Lipkin. See “Item 13. Certain Relationships and Related Party Transactions — V. Related Party Transactions”.
     As the term of the lease of the tenant occupying the San Jose property is currently scheduled to expire before the financing on the property is satisfied, the property could be lost to foreclosure. In order to protect NPAMLP’s interest and to ensure the value of the consideration received by NPAMLP in exchange for the leasehold interest, NPAMC caused NPAEP to agree to modify the terms of the wrap mortgage by offsetting the wrap indebtedness held by NPAEP by an amount equal to the greater of (1) the proceeds from disposition or, (2) the $13,900,000 purchase price compounded monthly based on a 6.43% annual interest rate. The wrap mortgage offset would be calculated at the time of disposition of the San Jose property.
     As a result of the sale of the San Mateo property, NPAMLP recognized a net gain on sale in the amount of $12,769,000. This amount was recognized as gain and reported as a component of the gain on disposition of properties.

The sale transaction was structured to be a tax-deferred exchange in accordance with Section 1031 of the Internal Revenue Code.
C. Full Fiscal Years
     Over the two year period ended December 31, 2007, NPAMLP disposed of 5 Properties and acquired 2 Properties, inclusive of a tenant-in-common interest. Of these properties, 3 Properties were disposed and 2 Properties, inclusive of a tenant-in-common interest, were acquired in transactions structured to be tax-deferred exchanges in accordance with Section 1031 of the Internal Revenue Code. The numbers of Properties acquired and disposed of by year are as follows:

	2007	2006
Beginning of year	26	29
Properties acquired	1	1
Properties disposed	(1)	(4)

End of year	26	26

     The disposition of Properties resulted in “Gain on disposition of properties, net (including a loss on early extinguishment of debt in 2007 and 2006 in the amounts of $1,444,000 and $1,320,000, respectively)” as reflected in the financial statements. See “Item 2. II Critical Accounting Policies”.
     The following table reflects the operating results (in thousands) for NPAMLP for the years ended December 31, 2007 and December 31, 2006, excluding the operating results for 5 properties that were disposed and 2 properties that were acquired during the two year period. The table is presented in order to facilitate an understanding of the operating results and trends of NPAMLP.

	2007	2006
Income:

Rental income	$10,169	$10,832
Other charges to tenants	3,309	2,931
Interest income	143	129

Total income	13,621	13,892
Operating expenses:
Interest expense	9,005	10,760
Other operating expenses	6,395	5,878
Depreciation and amortization	3,678	3,627

Total operating expense	19,078	20,265

Operating loss	$(5,457)	$(6,373)

     The decrease in rental income in 2007 is primarily due to a reduction in recognized revenue as a result of reduced amortization of the unbilled rent receivable and from the expiration of the Anchor Tenant leases at the Taylorville, Illinois and Urbana, Illinois properties. This reduction in rental income was partially offset by the new Anchor Tenant lease at the Lake Mary, Florida property that commenced in June 2006.

     The increase in Other charges to tenants is primarily due to increased miscellaneous income at the properties. The decrease in interest expense is due to the increase in the discount on wraparound mortgages arising from the change in projected cash payments on the wrap mortgages. The increase in Other operating expenses in primarily attributable to higher real estate taxes, snow removal expenses and property maintenance expenses.
          IV. Tabular Disclosure of Contractual Obligations
          Not applicable
          V. Indebtedness Secured by the Properties
     The Properties are subject to certain indebtedness that was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 2007, the aggregate indebtedness of NPAMLP pursuant to the Wrap Mortgages was approximately $174 million, of which approximately $56 million constituted indebtedness under the Third Party Underlying Obligations and $13 million constituted indebtedness under the Second Mortgages. As of December 31, 2007, the aggregate historical cost of the Properties securing the indebtedness of NPAMLP mortgages was approximately $127 million. The original acquisition of the Properties by the Partnerships was typically structured as set forth below.
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
     The Properties whose ownership was combined in NPAMLP remain subject to the Third Party Underlying Obligations, Second Mortgages and Wrap Mortgages incurred in connection with the acquisition of the Properties. However, the Wrap Mortgages and Second Mortgages have been restructured pursuant to the Restructuring Agreement. See “ Section V. C. The Wrap Mortgages” below.
     A. Third Party Underlying Obligations
     Information relating to the Third Party Underlying Obligations is included in Schedule 3, which appears under “Item 2. Properties” above.
     B. The Second Mortgages and Notes
          Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The outstanding principal balance of the Second Mortgages as of December 31, 2007, was approximately $13 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

     C. The Wrap Mortgages
     The Wrap Mortgages represent an obligation of NPAMLP and a lien against the Properties in favor of the NPAEP. The lien is subordinate to the Third Party Underlying Obligations and the Second Mortgages, if any.
     The Restructuring Agreement amended and restructured each Wrap Note to provide that each Wrap Note would consist of the obligation to pay two principal balances, an interest-bearing principal balance equal to the original principal indebtedness when the Wrap Note was first executed and delivered by the Partnership less amounts of principal, if any, paid prior to January 1, 1990, and an non-interest bearing principal balance equal to the amount of interest accrued and unpaid under the Wrap Note prior to January 1, 1990. The Restructuring Agreement adjusted the interest rate on the Wrap Notes in such a way that the interest bearing principal balance earns interest at a rate elected by the Managing General Partner to assure that there will be adequate interest paid over the life of the Wrap Note to comply with applicable Internal Revenue Code requirements in order to prevent the imputation of interest. At December 31, 2007, the interest rate on the Wrap Mortgages was 4.1% (see “D. Future Interest Agreement”). The Wrap Notes mature on December 31, 2013.
     Each Wrap Note requires a minimum annual payment from NPAMLP in an amount equal to the 1990 Debt Service payable on the Third Party Underlying Obligations secured by the same Properties as the Wrap Mortgages that secured such Wrap Note prior to the Restructuring. These minimum payments are applied first to past due interest and principal payments under the Wrap Notes, if any, then to current interest and principal payments due on the Wrap Notes, then against the interest-bearing principal balances of the Wrap Notes, allocated among the Wrap Notes as NPAEP elects, and finally to the non-interest-bearing principal balances, allocated among the Wrap Notes as NPAEP elects. The Restructuring Agreement requires NPAMLP to make additional payments on the Wrap Notes on April 10th of each year equal to sixty percent (60%) of the amounts by which Cash Flow from Operations for the previous year exceeded the sum of the minimum annual payment in such year plus the current payments due in such year on any indebtedness incurred after January 1, 1990 for Capital Improvements to any of the Properties. The holder of the Wrap Notes applies the minimum annual payments to pay the current payments due on the Third Party Underlying Obligations.
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
     The Restructuring Agreement permits NPAMLP to have the opportunity to retain, in certain circumstances, a portion of the Excess Proceeds. In accordance with the Restructuring Agreement the Excess Proceeds derived from the Proceeds of Sales of the Properties are applied as follows: (a) 100% of the Excess Proceeds are applied in payment of the Wrap Mortgages until the Threshold Amount has been paid; (b) the next $70 million of Excess Proceeds are allocated 60% to the payment of the Wrap Mortgage and 40% are retained by NPAMLP; (c) 100% of the next Excess Proceeds up to an amount equal to the Investor Note Recovery or $25 million, whichever is less, are retained by NPAMLP and distributed by NPAMLP to the Investor Note Payors; (d) the next Excess Proceeds are allocated by 60% to the payment of the Wrap Mortgages and 40% are retained by NPAMLP up to an amount equal to the outstanding balances for the Wrap Mortgages on January 1, 1990 less the sum of: (i) the aggregate amount of the sums previously paid as Minimum Payoff Amounts; (ii) the Investor Note Recovery, and (iii) $70 million; (e) 100% of the next Excess Proceeds are applied in payment of the Wrap Mortgages in the amount equal to (i) the amount necessary to pay in full the Wrap Mortgages on Properties acquired from partnerships audited by the Internal Revenue Service, in the case of Excess Proceeds generated by the sale of such a Property, and (ii) the amount necessary to pay in full the Wrap Mortgages on Properties acquired from Unaudited Partnerships, in the case of Excess Proceeds generated by the sale of such a Property; and (f) 100% of any additional Excess Proceeds are retained by NPAMLP.
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
     The Restructuring Agreement spreads the lien securing each of the Second Mortgages to all of the Properties owned by NPAMLP and all of the Second Mortgages have been “wrapped” or included within all of the Wrap Mortgages.
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
     The Managing General Partner believes that the execution and delivery of the 2003 Agreement will have the following effects for NPAMLP: as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and the PVPG Wrap Notes (i) NPAMLP expects to realize significant reductions in interest that it otherwise would have been obligated to pay during the period between January 1, 2003 and December 31, 2013 when these loans mature and (ii) NPAMLP will be able to allocate a greater portion of its available cash flow to principal repayments. As a result of the faster repayment of principal, the Limited Partners will recognize additional taxable income (or smaller tax losses) in each year from 2003 until the maturity of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages. In addition, the anticipated date of dissolution of NPAMLP will now occur in 2013 rather than 2015. Further, because the reduced interest rate is below the Applicable Federal Rate (“AFR”) prescribed under Section 1274 of the Internal Revenue Code of 1986, as amended, investors in Unaudited Partnerships will recognize non-

recurring ordinary income (forgiveness of indebtedness) on average of approximately $4,000 per Limited Partner in 2003. The tax impact of this recognition will depend upon numerous factors related to each investor’s particular tax situation, including his marginal tax rate and his suspended passive losses from prior years. Each investor is urged to consult his own tax advisor for further advice on this point.
     Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2008 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $111,000,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP’s general partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.
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
          Not applicable.

Item 8.	Financial Statements and Supplementary Data
     The combined financial statements, including the notes thereto and the report of the independent registered public accounting firm, are included in Part IV, Item 15 of this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A (T): Controls and Procedures
     It is the responsibility of the General Partner to establish and maintain adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Managing General Partner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of NPAMLP; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of NPAMLP are being made only in accordance with authorizations of management and directors of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of NPAMLP’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the NPAMLP’s internal control over financial reporting at December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the NPAMLP’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Managing General Partner.
Based on our assessment, management determined that, at December 31, 2007, NPAMLP maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, NPAMLP’s internal control over financial reporting.
This annual report does not include an attestation report of NPAMLP’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by NPAMLP’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit NPAMLP to provide only management’s report in this annual report.
Item 9(B). Other Information
     None

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
     The directors and executive officers of the General Partners are as follows:
     Edward B. Lipkin, age 62, serves as Director of the Managing General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.
     Robert McKinney, age 52, serves as Director of the Equity General Partner. Since 2003, Mr. McKinney has been an employee of NPAEP, serving as tax manager. Previously, Mr. McKinney had been employed by NPA since 1987 in the same capacity. Mr. McKinney, a certified public accountant, received a Masters of Science in Taxation and Masters of Business Administration in Finance from Villanova University and Temple University, respectively. Mr. McKinney received a Bachelor of Science degree in Accounting from Villanova University.
     Howard M. Levy, age 48, serves as Vice President of the Managing General Partner. Mr. Levy has been employed by NPA since 1983 and is currently Vice President of Leasing. Mr. Levy received a Bachelor of Science degree in Accounting from the University of Scranton and is a Certified Public Accountant.
     David A. Simon, age 50, serves as Vice President of the Managing General Partner. Mr. Simon has been employed by NPA since 1987 and is currently Chief Financial Officer. Mr. Simon received a Bachelor of Science degree in Accounting & Finance from Lehigh University and is a Certified Public Accountant.
          II. Code of Ethics
     In view of the fiduciary obligation that the Managing General Partner has to NPAMLP, the Managing General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit NPAMLP, particularly, in light of NPAMLP’s limited business activities.
          III. Audit Committee Financial Expert
     The Managing General Partner does not have an audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee, and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 11.	Executive Compensation
          I. General
     Neither the General Partners nor the officers of the General Partners receive compensation from NPAMLP. Certain administrative services related to tax and accounting service and to investor administration were performed by the Managing General Partner on behalf of NPAMLP as provided in the Partnership Agreement. The amount payable to the Managing General Partner for such services aggregated $158,000 and $155,000 for the years ended December 31, 2007 and 2006, respectively. See “Item 13. Certain Relationships and Related Transactions — I. Compensation and Fees and II. Property Management by Affiliate.”

          II. Payments Discussion and Analysis
     NPAMLP has no compensation plan as it pays no executive compensation and therefore the compensation discussion and analysis is unnecessary.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	NAME & ADDRESS OF	AMOUNT AND NATURE OF
TITLE OF CLASS	BENEFICIAL OWNER	BENEFICIAL OWNERSHIP	% OF CLASS
Units of Limited Partnership Interest	Robert McKinney 230 S. Broad Street Philadelphia, PA 19102	1,000 Units	1.0%

Item 13.	Certain Relationships and Related Transactions, Director Independence
          I. Compensation and Fees
     The amounts and kinds of payments and fees to be paid to the General Partners and its affiliates during the operation of NPAMLP are summarized below. All expenses of NPAMLP are billed directly to and paid by NPAMLP. The Managing General Partner is reimbursed for the actual cost of goods and materials used for or by NPAMLP and obtained from entities that are not affiliates of the Managing General Partner. In addition, the Managing General Partner is reimbursed for administrative services performed for NPAMLP, provided that such services are necessary for the prudent operation of NPAMLP and further provided that such reimbursement is at the lower of (i) the Managing General Partner’s actual cost or (ii) the cost of obtaining comparable administrative services from independent parties in the same geographic location. Reimbursement to the Managing General Partner for services for which it is entitled to compensation by way of a separate fee is not allowed. No reimbursement is made for rent, depreciation, utilities, or capital equipment in the building in which NPAMLP maintains offices and other overhead costs.

Person Receiving
Payments	Type of Payments	Estimated Amount of Payments
Organizational Phase
Equity General Partner		1% general partners’ interest in NPAMLP.

Operational Phase
Equity General Partner	General Partners’ share of of Cash Flow from Operations.	On an annual basis, 1% of Cash Flow from Operations. Actual amounts will depend upon future operations and are not now determinable.

EBL&S Property Management, Inc.	Property Management Fees.	Annual fee of 5% of gross operating revenues derived from the Properties. Actual amounts will depend upon future operations and are not now determinable. See II Property Management by Affiliate, below.

EBL&S Property	Leasing Fees.	For all obtained or renewed leases, an amount equal to the fees customarily charged in the geographic area of leased property. Actual amounts will depend upon future operations and are not now determinable. See II Property Management by Affiliate, below.

Person Receiving Payments	Type of Payments	Estimated Amount of Payments
Equity General Partner	General Partners’ share of Profits and Losses	The Equity General Partner will be allocated 1% of the profits and losses from NPAMLP operations.

Managing General Partner	Reimbursement of Expenses	Actual cost of goods and services utilized for or by NPAMLP, including certain administrative services performed by the Managing General Partner.

Person Receiving Compensation	Type of Compensation	Estimated Amount of Compensation
Liquidation Phase
Equity General Partner	General Partners’ share of Proceeds of Sales of the Properties.	The Equity General Partner will be allocated 1% of the Proceeds of the Sale of the Properties.

E&H Properties	Repayment of Indebtedness secured by Second Mortgages.	Actual amounts will depend on the price of Properties and are not now determinable.
          II. Property Management by Affiliate
     As of January 1, 1990, NPAMLP entered into a management agreement with EBL&S Property Management, Inc., a Delaware corporation (“Property Manager”), with respect to the management of the Properties (“Management Agreement”). EBL&S Property Management, Inc. is owned 100% by E&H Properties, Inc., which also is the sole shareholder of NPAMLP’s Managing General Partner, EBL&S, Inc. The directors of EBL&S Property Management, Inc. are the same as those of the Managing General Partner.
     Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. The Property Manager earned an aggregate of approximately $633,000 for management fees, approximately $17,000 for leasing fees, and approximately $225,000 for administrative fees in fiscal year 2007. In fiscal 2006, the Property Manager earned an aggregate of $733,000 for management fees, $52,000 for leasing commissions and $238,000 for administrative fees.
          III. Conflicts of Interest
     From time to time, there may be conflicts of interest between the Managing General Partner and its affiliates (including the Property Manager), and the Equity General Partner, on the one hand and NPAMLP and its Limited Partners on the other hand. The Managing General Partner will attempt to resolve any conflicts of interest by exercising the good faith required of fiduciaries, and the Managing General Partner believes that it will generally be able to resolve conflicts on an equitable basis. Depending on the relevant facts and circumstances, however, the resolution of any particular conflict may not be in favor of NPAMLP. A resolution which is unfavorable to NPAMLP will result only if the Managing General Partner determines in good faith, bearing in mind its fiduciary duties, that it is the most appropriate to deal with the overall situation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — I. Liquidity and Capital Resources.”
     A. Conflict Regarding Sales and Refinancing
     The Managing General Partner is an affiliate of NPA. NPA or its affiliates hold the Second Mortgages aggregating approximately $13 million. This lack of independence gives rise to certain conflicts of interest with respect to the sale or refinancing of the Properties.
     The Managing General Partner oversees sales, leases, financing, operations and management of the Properties and decides which Properties are sold and how to apply the Proceeds of Sales of the Properties. Because NPA or its affiliates hold the Second Mortgages on the Properties which will be repaid from the Proceeds of Sales of the Properties and the Managing General Partner is an affiliate of NPA, the Managing General Partner may not be solely interested in ensuring that sales of Properties generate sufficient proceeds to enable the Limited Partners to receive distributions with respect thereto. However, pursuant to the Restructuring Agreement, a portion of all proceeds derived from sale of the Properties in excess of the Threshold Amount will be applied in payment of the Wrap Mortgages. Accordingly, the Managing General Partner (as an affiliate of NPA) will have a financial incentive to cause NPAMLP to maximize Proceeds of Sales of the Properties. Furthermore, the Managing General Partner is accountable to NPAMLP and the Limited Partners as a fiduciary and, consequently, must exercise good faith and integrity in handling the affairs of NPAMLP and must take its Limited Partners’ interests in account in making decisions regarding sales and refinancing.
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
          V. Related Party Transactions
     During 1996, the El Paso, Texas property was sold to a limited partnership owned by directors and executives of the Managing General Partner. The sales price of the property was determined to be at fair market value by an independent appraiser. In connection with the transaction, a promissory note was issued to NPAMLP in the approximate amount of $436,000. The note is interest only, bears interest at 10% and was originally due in November 2008. The note was paid off in the first quarter of 2007.
     In October 2005, ARJAX Railroad Associates II, LLC (“ARJAX”), a limited liability company controlled by Lipkin, acquired from a third party land owner, the fee simple interest in the real property in San Mateo, California, that was leased to NPAMLP under a ground lease scheduled to expire in February 2025. Annual rent due under the ground lease was $96,000.
     In June 2006, NPAMLP and ARJAX entered into an agreement with the anchor tenant at the San Mateo property (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550,000 during the period from June 2006 through the Effective Date. In August 2006, ARJAX remitted $500,000 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500,000 in repairs or improvements, which would otherwise be the responsibility of NPAMLP, to its other stores leased from NPAMLP. Under the Agreement, the liability for the consideration to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. Additionally, Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement. There is a possibility, however, that if ARJAX does not perform its obligations under the Agreement, NPAMLP may be held liable. Should ARJAX default, NPAMLP may not have sufficient cash to pay this obligation, it would probably have to sell an asset or assets to raise enough cash to do so. Such sale of assets, could result in additional gain being recognized.
     In the fourth quarter of 2006, NPAMLP sold its leasehold interest in the San Mateo property to ARJAX. ARJAX intends to convert the San Mateo property into a multi-family development which would also include retail and office elements. NPAMLP is prohibited from acquiring and developing property and accordingly, could not participate in this development. See “Item 1. NPAMLP Objectives and Policies”. The purchase price for the sale of the leasehold interest was $13,900,000 and was based on the fair market value of NPAMLP’s leasehold interest in the San Mateo property (after taking into consideration the Agreement noted above) as determined by a national valuation firm familiar with similar commercial properties and real estate in the San Mateo geographic area. Pursuant to the terms of the agreement of sale for this transaction, the purchase price was satisfied with the conveyance to NPAMLP of a 14.8% tenant-in-common interest in an office building in San Jose, California (“San Jose Building”).
     To complete the tax-deferred exchange arising from the sales of the New Hope, MN and North Sarasota, FL properties, NPAMLP acquired an additional 9.1% tenant-in-common interest in the San Jose Building (See “Item 7, III Results of Operations, A. Property Dispositions and Acquisitions During Fiscal 2006”). All of the interests in the San Jose Building acquired by NPAMLP were acquired from National Property Analysts Management Company (“NPAMC”), a limited partnership controlled by Lipkin. As a result of the conveyance by NPAMC of the tenant-in-common interests, NPAMC recognized a gain of $300,000, primarily from depreciation recapture.
     As the term of the lease of the tenant occupying the San Jose Building is currently scheduled to expire before the financing on the property is satisfied, the property could be lost to foreclosure at that time. In order to protect NPAMLP’s interest and to ensure the value of the consideration received by NPAMLP in exchange for the leasehold interest, NPAMC caused NPAEP to agree to modify the terms of the wrap mortgage by offsetting the wrap indebtedness held by NPAEP by an amount equal to the greater of: (1) the proceeds from disposition or, (2) the $13,900,000 purchase price compounded monthly based on a 6.43% annual interest rate. The wrap mortgage offset would be calculated at the time of disposition of the San Jose Building.
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
I. Audit Fees
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for the audit of NPAMLP’s annual financial statements and review of financial statements included in NPAMLP’s Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $144,060 ($80,000 and $64,060 for the years ended December 31, 2007 and 2006, respectively).
II. Audit Related Fees
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Asher & Company that are reasonably related to the performance of the audit or review of NPAMLP’s financial statements and are not reported above in “Item 14 — I. Audit Fees” amounted to $3,500 for the year ended December 31, 2007, and $2,400 for the year ended December 31, 2006.
III. Tax Fees
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for tax compliance, tax advice and tax planning were $24,000 ($12,000 for each of the years ended December 31, 2007 and December 31,2006).
IV. All Other Fees
     There were no fees billed in each of the last two fiscal years for products or services provided by Asher & Company, Ltd. other than the services reported in the three preceding paragraphs.
V. Pre-approval Policies and Procedures
     All audit related services, tax planning and other services were pre-approved by the Managing General Partner, which concluded that the provision of such services by NPAMLP’s Independent Registered Public Accounting Firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The policy of the Managing General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended, to be performed for NPAMLP by their Independent Registered Public Accountants, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded. The percentage of audit related, tax and other services that were approved by the Managing General Partner is 100%.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules
          I. Documents filed as Part of this Report
A. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-1

Combined Financial Statements:

Combined Balance Sheets at December 31, 2007 and 2006	F-2

Combined Statements of Operations and Changes in Partners’ Deficit for the years ended December 31, 2007 and 2006	F-3

Combined Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-4

Notes to Combined Financial Statements	F-5

Attachments
1 Properties Effectively Owned by NPAMLP at December 31, 2007	F-20

2 Schedules II and III to the Combined Financial Statements	F-21
B. Exhibits

Exhibit No.	Description

*2.1	Consolidation Agreement by and among the National Property Analysts Master Limited Partnership (“NPAMLP”); EBL&S, Inc. (“EBL&S”) and Buster, Inc. (“Buster”).

*2.2	Settlement Agreement by and among plaintiffs as a class, National Property Analysts, Inc. (“NPA”) and certain additional defendants in James O’Brien, et al. v. National Property Analysts, Inc., et al. (the “Action”).

*2.3	Judgment and Order Approving the Transaction, the Formation of the Master Limited Partnership, and the Allocation of Interests in the Master Limited Partnership entered by the Court.

*3.1	Initial Limited Partnership Agreement of NPAMLP.

*3.2	Amended and Restated Limited Partnership Agreement of NPAMLP.

*3.3	Certificate of Limited Partnership of NPAMLP.

****3.4	Amendment One to the Amended and Restated Limited Partnership Agreement of NPAMLP.

*10.1	Restructuring and Mortgage Modification Agreement by and among Main Line Pension Group, L.P. (“MLPG”), NPAMLP and National Property Analysts, Inc.

Exhibit No.	Description

*10.2	Leasing and Management Agreement by and between EBL&S Property Management, Inc. and NPAMLP.

*10.3	Information Statement Relating to the formation of NPAMLP.

*10.4	Proof of Claim and Release and Vote on Consolidation.

**10.6	Line of Credit Promissory Note.

***10.7	Agreement between NPAMLP, NPAEP and PVPG.

***16.1	Letter from replaced accountants (previously filed with Form 8-K dated May 29, 2002).

31.1	Certification of Managing General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Equity General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Managing General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Equity General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Report on Form 10 filed July 14, 1994 (0-24816)

**	Incorporated by reference from Registrant’s Report on Form 10-K filed April 1, 1996 (0-24816).

***	Incorporated by reference from Registrant’s Report on Form 10-K filed March 31, 2003 (0-24816).

****	Incorporated by reference from Registrant’s Report on Form 10-Q filed November 11, 2003 (0-24816).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(Registrant)

By:	EBL&S, Inc., its managing general partner

By:

Edward B. Lipkin
Director

Date:		March 31, 2008

By:	Feldman International, Inc., its equity general partner

By:

Robert McKinney
Director

Date:		March 31, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

Director of EBL&S, Inc.

Edward B. Lipkin	Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer	March 31, 2008

	Director of Feldman International, Inc.,	March 31, 2008

Robert McKinney	registrant’s equity general partner

NATIONAL PROPERTY ANALYSTS
MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Financial Statements
December 31, 2007 and 2006
(With Report of Independent Registered Public Accounting Firm Thereon)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Report of Independent Registered Public Accounting Firm
General Partners
National Property Analysts Master Limited Partnership
     We have audited the accompanying combined balance sheets of National Property Analysts Master Limited Partnership (NPAMLP) (a limited partnership) as of December 31, 2007 and 2006 and the related combined statements of operations and changes in Partners’ deficit and cash flows for each of the two years in the period ended December 31, 2007. The Partnership’s management is responsible for these combined financial statements. Our responsibility is to express an opinion on these combined financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of National Property Analysts Master Limited Partnership as of December 31, 2007 and 2006 and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
/s/ ASHER & COMPANY, Ltd.
Philadelphia, Pennsylvania
March 28, 2008

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Balance Sheets
December 31, 2007 and 2006
(in thousands)

	2007	2006
Assets

Rental property, at cost:
Land	$7,758	$8,443
Buildings	108,581	114,085
Tenant-in-common property	22,662	22,662

	139,001	145,190
Less: accumulated depreciation	67,810	70,760

Rental property, net	71,191	74,430

Cash and cash equivalents	2,128	1,325
Restricted cash	204	241
Investment securities available for sale, at market	3,253	1,085
Tenant accounts receivable, net of allowance of $30 for 2007 and 2006, respectively	111	235
Unbilled rent receivable	1,006	893
Accounts receivable and other assets (1)	1,840	1,545

Total assets	$79,733	$79,754

Liabilities and Partners’ Deficit

Wraparound mortgages payable (1)	$174,022	$179,565
Less: unamortized discount based on imputed interest rate of 12% (1)	69,099	77,431

Wraparound mortgages payable less unamortized discount (1)	104,923	102,134

Due to NPAEP (1)	3,199	3,237
Other borrowings (1)	194	630
Accounts payable and other liabilities (1)	3,186	2,829
Deferred revenue	351	74
Finance lease obligation	1,750	1,750

Total liabilities	113,603	110,654

Partners’ deficit	(33,870)	(30,900)

Total liabilities and Partners’ deficit	$79,733	$79,754

(1) See Note 3: Related Party Transactions See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Statements of Operations and Changes in Partners’ Deficit
Years Ended December 31, 2007 and 2006
(in thousands, except per-unit data)

	2007	2006
Income:
Rental income	$13,186	$10,832
Other charges to tenants	3,309	2,931
Interest and dividend income	143	129

Total income	16,638	13,892

Operating expenses:
Interest expense (1)	9,998	13,118
Real estate taxes	2,838	2,592
Management fees (1)	585	599
Common area maintenance expenses	1,546	1,383
Ground rent (1)	601	491
Repairs and maintenance	331	318
General and administrative (1)	614	495
Depreciation	3,998	3,347
Amortization	157	280

Total operating expenses	20,668	22,623

Operating loss	(4,030)	(8,731)

Other income:
Realized gain on investment securities	214	—

Loss from continuing operations	(3,816)	(8,731)

Discontinued operations:
Income (loss) from operations of discontinued components	673	(2,236)
Gain on disposition of properties, net (including a loss on early extinguishment of debt of $1,444 and $1,320 in 2007 and 2006, respectively)	806	21,853
Write down of rental property	(286)	—

Net income (loss)	(2,623)	10,886

Partners’ deficit:
Beginning of period	(30,900)	(41,972)
Net change in unrealized (loss) gain on investment securities	(347)	186

End of period	$(33,870)	$(30,900)

Net income (loss) per unit	$(26.83)	$111.36

Weighted average units outstanding	97,752	97,752

(1)	See Note 3: Related Party Transactions
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Statements of Cash Flows
Years Ended December 31, 2007 and 2006
(in thousands)

	2007	2006

Cash flows from operating activities:
Net income (loss)	$(2,623)	$10,886
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,206	4,140
Amortization of discount (1)	6,888	12,535
Write down of rental property	286	—
Net gain on disposition of properties	(806)	(21,853)
Increase in unbilled rent receivable	(113)	(508)
Realized gain on investment securities	(214)	—
Change in assets and liabilities:
Decrease (increase) in tenant accounts receivable	124	11
(Increase) decrease in other assets (1)	(295)	429
Increase (decrease) in accounts payable and other liabilities (1)	357	(192)
Increase (decrease) in deferred revenue	277	(97)

Net cash provided by operating activities	8,087	5,351

Cash flows from investing activities:
Proceeds from disposition of properties	7,492	13,977
Acquisition of properties	(329)	(500)
Improvements to rental property	(2,294)	(486)
Decrease in restricted cash	37	407
Purchase of investment securities	(4,104)	(330)
Sale of investment securities	1,821	—

Net cash provided by investing activities	2,623	13,068

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(10,870)	(18,583)
Increase in wraparound mortgages	1,437	—
Decrease in due to NPAEP	(38)	—
Payments on other borrowings (1)	(436)	—

Net cash used in financing activities	(9,907)	(18,583)

(Decrease) increase in cash and cash equivalents	803	(164)

Cash and cash equivalents:
Beginning of period	1,325	1,489

End of period	$2,128	$1,325

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,378	$2,242
Supplemental disclosure of non-cash investing and financing activities:
Disposition of property for tenant-in-common interest	—	$12,759
Reduction in wraparound mortgages from assumption of debt, net of related discount	—	$13,923

Investment securities issued in lieu of rent	—	$66
Wraparound mortgages assumed with property acquisition	$3,890	$22,185

(1)	See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2007 and 2006
(dollars in thousands)
(1)	Formation and Description of Business
National Property Analysts Master Limited Partnership (NPAMLP), a limited partnership, was formed effective January 1, 1990. NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner, and Feldman International, Inc. (FII), the equity general partner.

The properties included in NPAMLP consist primarily of shopping centers and freestanding, single-tenant retail stores with national retailers as prime tenants. The ownership and operations of these properties have been combined in NPAMLP pursuant to a consolidation of properties owned by certain limited partnerships previously sponsored by National Property Analysts, Inc. and its affiliates (NPA). NPAMLP intends to hold the properties until such time as it is deemed prudent to dispose of them. The precise timing of disposition of the properties is at the discretion of the managing general partner. However, in accordance with the partnership agreement, the partnership will terminate on December 31, 2013.

The properties of NPAMLP are owned by twenty separate partnerships and limited liability companies. Each partnership or limited liability company is a legally distinct entity and there are no transactions between the various entities. Since each entity is under common control, the financial statements are presented on a combined basis.

The partnership agreement provides for a sharing of cash from the proceeds of sales of properties. The partnership agreement generally provides that the limited partners of NPAMLP receive 40% of the net proceeds, if any, from the sale of properties after repayment of the third-party underlying mortgage obligations once the net proceeds, as defined in the partnership agreement, from the sale of properties exceed a threshold amount of $45,000 (the Threshold).

Through December 31, 2007, NPAMLP sold properties that generated approximately $35,511 in net proceeds that have been applied as a reduction of the Threshold amount. NPAMLP has not distributed any sales proceeds to its partners since its organization.

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

Liquidity

NPAMLP has working capital as of December 31, 2007 and 2006, of approximately $4,479 and $1,847, respectively, excluding amounts due to the managing general partner of $2,384 and $2,186, respectively, and excluding amounts due to NPAEP of $3,199 and $3,237 at December 31, 2007 and 2006, respectively. NPAMLP has $2,128 of unrestricted cash and $2,306 available under line of credit agreements at December 31, 2007, to meet its short-term obligations. Through December 31, 2007, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wraparound mortgage have released their liens. In addition, as of December 31, 2007, the managing general partner has advanced approximately $2,384 to NPAMLP, but may require the repayment of the advances for its own operational needs.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2007 and 2006
(dollars in thousands)
(2)	Summary of Significant Accounting Policies
(a) Rental Property
Rental properties are stated at original cost to the Electing Partnerships. Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years and 15 to 39 years, respectively.
NPAMLP accounts for the property owned as tenants-in-common (“TIC”) with unaffiliated third parties using the proportionate consolidation method, in accordance with SOP 78-9, Accounting for Investments in Real Estate Ventures. NPAMLP owns an undivided interest in the San Jose property through its 23.9% ownership of 2525 North First Street Holdings, a Delaware Statutory Trust, and does not control the decisions over the property or the other tenant-in-common interests. The financial statements reflect only NPAMLP’s percentage of the TIC’s real property, related mortgage, revenues and expenses. NPAMLP’s proportionate share at December 31, 2007 was as follows:

	2007	2006
Tenant-in-common property	22,662	22,662
Wraparound mortgage payable, net of discount	15,883	16,607
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
In July 2007, NPAMLP sold the property in Huntington, West Virginia. As a result of this transaction, NPAMLP recognized a net loss of $286. In accordance with SFAS 144, NPAMLP recognized this loss as an impairment charge in the second quarter of 2007. There were no impairment charges for the year ended December 31, 2006.
The estimated fair value of these properties was determined by management based on projected cash flows and market trends.
(b) Cash and Cash Equivalents
All highly liquid interest-bearing deposits with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents at December 31, 2007 and 2006 were held in the custody of multiple financial institutions. The balances, at times, may exceed federally insured limits. NPAMLP mitigates this risk by depositing funds with major financial institutions.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2007 and 2006
(dollars in thousands)
(c) Restricted Cash
Restricted cash consists principally of amounts held in escrow by lending institutions for real estate taxes.
(d) Accounts Receivable
Accounts receivable include current accounts receivable, net of allowances, and other accruals. NPAMLP regularly reviews the collectability of its receivables and the credit worthiness of its customers and adjusts its allowance for doubtful accounts, straight-line rent receivable balance and tenant improvement and leasing costs amortization accordingly.
(e) Investment Securities
Investment securities, consisting of common stock, are classified as available for sale and carried at estimated fair value. Unrealized gains and losses on the investment securities are included as a separate component of Partners’ deficit.
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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2007 and 2006
(dollars in thousands)
In accordance with SFAS No. 107, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 2007 and 2006.
(j) Discontinued Operations
Income or loss from operations of sold properties is reported as discontinued operations in accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
(k) Forgiveness of Related Party Indebtedness
In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, NPAMLP accounts for forgiveness of debt from a related party (see Note 3) as a capital transaction.
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
(m) Reclassifications
It is policy of NPAMLP to reclassify prior year financial statements to conform to the current year’s presentation in accordance with SFAS No. 144. Such reclassifications have no effect on Net income or loss in the Combined Statements of Operations and Changes in Partners’ Deficit.
(n) New pronouncements
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. NPAMLP does not expect the implementation of SFAS 160 to have a material impact on its combined financial statements.
In September 2007, the EITF of the FASB reached a tentative conclusion on Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” This tentative conclusion reached by the EITF affects how a master limited partnership (“MLP”) allocates income between its general partner, which typically holds incentive distribution rights (“IDRs”) along with the general partner interest, and the limited partners. It is not uncommon for MLPs to experience timing differences between the recognition of income and partnership distributions. The amount of incentive distribution is typically calculated based on the amount of distributions paid to the MLP’s partners. The issue

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2007 and 2006
(dollars in thousands)
is whether current period earnings of an MLP should be allocated to the holders of IDRs as well as the holders of the general and limited partnership interests when applying the two-class method under FASB Statement No. 128 “Earnings per Share.” Upon issuance of the final conclusion, NPAMLP will evaluate the impact this standard may have on its combined financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. This statement allows the measurement at fair value of financial instruments and certain other items that are currently not required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits the measurement of eligible items at fair value at specified election dates, with unrealized gains and losses on the items for which the fair value option has been elected reported in earnings at each subsequent reporting date. NPAMLP does not expect the implementation of SFAS 159 to have a material impact on its combined financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2),“Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date. NPAMLP does not expect the implementation of SFAS 157 and 157-1 to have a material impact on its combined financial statements.
In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 , or FIN 48. FIN 48 prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. NPAMLP adopted FIN 48 as of January 1, 2007 and it did not have a material impact on its combined financial statements.
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
December 31, 2007 and 2006
(dollars in thousands)
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
Management fees and administrative services are paid exclusively to EBL&S and are included in the Statement of Operations. The Wraparound mortgages payable are held by NPAEP, which is controlled by Lipkin. Due to NPAEP, unamortized discount and interest expense are all financial statement accounts, which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H Properties of Delaware, Inc., a subsidiary of E&H (EHD). Included within Accounts payable and other liabilities as of December 31, 2007, are $2,384 due EBL&S, $104 due EHD and $210 due limited partnerships where Lipkin has a controlling interest. As of December 31, 2006 the amounts included in Accounts payable and other liabilities due to EBL&S, EHD and limited partnerships where Lipkin has a controlling interest were $2,186, $55 and $154, respectively. The amounts due to EBL&S were primarily for property management fees, leasing commissions, legal fees, administrative services and cash advances for debt service. Amounts earned by EBL&S for the years ended December 31 were as follows:

	2007	2006
Property management fees	$633	$733
Leasing commissions	17	52
Administrative services and legal fees	225	238

Total	$875	$1,023

In October 2007, NPAEP purchased an 82.4% tenant-in-common interest in one of the parcels of land in Marquette, Michigan that is ground leased by NPAMLP. The annual ground rent received by NPAEP will be $18. There were no changes to any of the terms of the ground lease as a result of this transaction.
In October 2005, ARJAX Railroad Associates II, LLC (“ARJAX”), a limited liability company controlled by Lipkin, acquired from a third party land owner, certain real property in San Mateo, California, that was leased to NPAMLP under a ground lease scheduled to expire in February 2025. Annual rent due under the ground lease was $96. In the fourth quarter of 2006, NPAMLP sold its leasehold interest in the San Mateo property to ARJAX. The purchase price for the sale of the leasehold interest was $13,900 and was based on the fair market value of NPAMLP’s leasehold interest in the San Mateo property as determined by a national valuation firm familiar with similar commercial properties and real estate in the San Mateo geographic area. Pursuant to the terms of the agreement of sale for this transaction the purchase price was satisfied with the conveyance to NPAMLP of a 14.8% tenant-in-common interest in an office building in San Jose, California. To complete the tax-deferred exchange arising from the sales of the New Hope, MN and North Sarasota, FL properties (see footnote 6), NPAMLP acquired an additional 9.1% tenant-in-common interest in the same San Jose, CA building. Such interests were acquired from National Property Analysts Management Company (“NPAMC”), a limited partnership controlled by Lipkin.
As the term of the lease of the tenant occupying the San Jose property is currently scheduled to expire before the financing on the property is satisfied, the property could be lost to foreclosure at that time. In order to protect

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2007 and 2006
(dollars in thousands)
NPAMLP’s interest and to ensure the value of the consideration received by NPAMLP in exchange for the leasehold interest, NPAMC caused NPAEP to agree to modify the terms of the wrap mortgage by offsetting the wrap indebtedness held by NPAEP by an amount equal to the $13,900 purchase price compounded monthly based on a 6.43% annual interest rate. The wrap mortgage offset would be calculated at the time of disposition of the San Jose property.
NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interests in NPAMLP in exchange for the transfer of the Trenton, New Jersey property and related wraparound mortgage obligations. As a result, NPA and its principals did not own any of the 97,752 units of NPAMLP at December 31, 2007 and 2006, respectively.
NPA holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $13,070 and $13,930 at December 31, 2007 and 2006, respectively.
(4)	Tenant Leases
At December 31, 2007 and 2006, NPAMLP effectively owned and operated 26 properties that were comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 90 tenants, under various lease agreements which are treated as operating leases.
In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance and renewal options. The leases expire under their original terms at various dates between 2008 and 2035.
Future minimum lease rentals to be received under noncancellable leases are approximately:

2008	$11,526
2009	10,782
2010	9,568
2011	8,594
2012	8,254
Thereafter	41,348

Total	$90,072

Rental income includes approximately $397 and $334, related to percentage rents for the years ended December 31, 2007 and 2006, respectively.
(5)	Major Tenants
NPAMLP’s primary anchor tenants are Sun Microsystems, Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). In 2007 and 2006, Sun Microsystems accounted for approximately 19% and 0%, respectively, of the rental income received by NPAMLP. In 2007 and 2006, Sears accounted for approximately 18% and 27%, respectively, of the rental income received by NPAMLP and CVS accounted for approximately 11% and 10%, respectively of the rental income received by NPAMLP. As of December 31, 2007, NPAMLP had 1 lease with Sun Microsystems for approximately 250,000 square feet. As of December 31, 2007, NPAMLP had 7 leases with Sears aggregating approximately 704,000 square feet and 5 leases with CVS aggregating approximately 57,000

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2007 and 2006
(dollars in thousands)
square feet. As of December 31, 2007 and 2006, NPAMLP was due $84 and $55, respectively, from Sears under four of its leases. As of December 31, 2007 and 2006, no amounts were due from either Sun Microsystems or CVS under their respective leases.
At December 31, 2007, one tenant owed NPAMLP amounts in excess of 10% of total Accounts receivable. Sears represented 76% of Accounts receivable at December 31, 2007. At December 31, 2006, three tenants owed NPAMLP amounts in excess of 10% of total Accounts receivable. Sears, Gander Mountain and Grandview Retail Stores represented 23%, 31% and 33%, respectively, of Accounts receivable at December 31, 2006.
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
However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supercedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS No. 144 retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners), or is classified as held for sale. Accordingly, the results of operations of properties disposed of or held for sale have been classified as Discontinued operations in the Combined Statement of Operations and Changes in Partners’ Deficit.
For the years ended December 31, 2007 and 2006, NPAMLP recognized in Income (loss) from operations of discontinued components, revenue of $975 and $2,759, and expenses of $302 and $4,995, respectively.
In 2006, NPAMLP entered into an agreement with the anchor tenant at the East Haven property to terminate its lease upon 90 days notice from NPAMLP. In 2007, a new termination agreement and new lease was entered into with the anchor tenant. The 2007 termination agreement provided for a payment of $1,700 to the anchor tenant in January 2007, which was made by NPAMLP. In order to fund the payment, NPAMLP borrowed the necessary funds from EHD under the line of credit with EHD. Under the terms of the new lease, the anchor tenant remained in occupancy on a month-to-month basis until June 2007 when a portion of the property was sold (see below).
In January 2007, NPAMLP entered into a contract to sell a portion of the East Haven, Connecticut property in a transaction structured to be a tax-deferred exchange in accordance with section 1031 of the Internal Revenue Code. In accordance with the agreement of sale, the buyer remitted $850 to NPAMLP in February 2007, which was comprised of a $350 deposit and $500 of the cost to terminate the lease with anchor tenant (see above). The net cost of the lease termination of $1,200 was capitalized. The sale was completed in July 2007. As a result of the sale, NPAMLP recognized a net gain of $2,187 in the third quarter, including the write-off of the capitalized lease termination costs. In August 2007, NPAMLP completed the purchase side of the tax-deferred exchange transaction with the purchase of a leasehold interest in a CVS store in Lawndale, California.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2007 and 2006
(dollars in thousands)
In July 2007, NPAMLP sold the property in Huntington, West Virginia. As a result of this transaction, NPAMLP recognized a net loss of $286. In accordance with SFAS 144, NPAMLP recognized this loss as an impairment charge in the second quarter of 2007. Net proceeds from the sale in the amount of $1,421 were retained by NPAMLP. The balance of the wraparound mortgage indebtedness on the Huntington property, net of discounts, in the amount of $1,532 remains a liability of NPAMLP.
In December 2007, NPAMLP sold a portion of the property in Wheelersburg, Ohio. As a result of this transaction NPAMLP recognized a net gain of $75. Net proceeds from the sale in the amount of $434 were retained by NPAMLP. The balance of the wraparound mortgage indebtedness on the Wheelersburg property, net of discounts, in the amount of $554 remains a liability of NPAMLP.
In 2006, NPAMLP sold the properties in Lockport, Illinois, New Hope, Minnesota, North Sarasota, Florida and San Mateo, California. The net gain on these transactions was $21,853, including a loss from early extinguishment of debt in the amount of $1,320. Proceeds from the sales of the Lockport, New Hope and North Sarasota properties were used to satisfy the third party underlying indebtedness on the three sold properties as well as five other properties. The amount paid included $570 of additional costs required to satisfy the indebtedness. Such amount is included in the loss from operations of discontinued components in the Combined Statement of Operations and Changes in Partners’ Deficit. NPAMLP was released from the mortgage lien an all eight properties as a result of the payments. The sales of the New Hope, North Sarasota and San Mateo properties were structured to be tax-deferred exchanges in accordance with Section 1031 of the Internal Revenue Code. All of these transactions were included in Discontinued operations in the Combined Statement of Operations and Changes in Partners’ Deficit.
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
Under the terms of the above 1991 sales, at the expiration of the respective 1991 ground leases, including renewal options, title to the buildings will be conveyed to the buyer with no additional consideration and any amounts still outstanding under the respective wraparound mortgages will remain the liability of NPAMLP.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2007 and 2006
(dollars in thousands)
Future minimum lease payments under all noncancellable ground leases as of December 31, 2007 are approximately:

2008	$1,003
2009	1,003
2010	821
2011	773
2012	764
Thereafter	7,177

Total	$11,541

Total rental expense for ground leases for the years ended December 31, 2007 and 2006 was approximately $601 and $535, respectively. In addition, $281 of ground rent was recorded as interest expense for each of the years ended December 31, 2007 and 2006.
(8)	Other Borrowings
NPAMLP has a line of credit with E&H Properties of Delaware, Inc. (EHD), a related party, for EHD to advance up to $2,500 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the resulting agreement, the obligation of EHD to make advances to NPAMLP is at all times the sole and absolute discretion of EHD. The line bears interest based on the prime rate (7.25% at December 31, 2007) and is scheduled to expire in May 2009. Any amounts advanced to NPAMLP are not directly secured by any collateral.
As of December 31, 2007 and 2006, $194 and $630 was owed by NPAMLP, respectively, under this line of credit, excluding $110 and $55 in accrued interest at December 31, 2007 and 2006, respectively. Total interest expense under the line of credit for each of the years ending December 31, 2007 and 2006, was $55.
(9)	Wraparound Mortgages
The properties combined in NPAMLP are subject to nonrecourse wraparound mortgages. The wraparound mortgages are cross-collateralized among the properties owned by NPAMLP. The wraparound mortgages are secured by liens on the properties and are subordinate to the third-party underlying mortgage obligations and the purchase money mortgages, collectively the senior mortgage obligations. The wraparound mortgages are payable to NPAEP, and NPAEP is liable to the holders of the senior mortgage obligations. Each wraparound mortgage is secured by liens on specific properties and is subordinate to the senior mortgage obligations as stated above.
In prior years, NPAEP had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by NPAMLP. There was no forgiveness of wraparound mortgage indebtedness in 2007 and 2006.
NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows. The resultant increase or decrease in the discount is recorded as interest expense in the year of the adjustment. Primarily due to the additional principal payments on the wraparound mortgages arising from the property sales in 2007 and 2006, and the resultant changes in the projected cash flows on the wrap mortgages, in 2007 NPAMLP increased the discount on wraparound mortgages and recognized a reduction in interest expense in the amount of $2,755, and in 2006, NPAMLP reduced the discount on wraparound mortgages and recognized interest expense in the amount of $3,736. The amount of the adjustment to interest expense and presented as discontinued operations in 2007 and 2006 was $839 and $3,444, respectively.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2007 and 2006
(dollars in thousands)
In accordance with APB No. 26, Early Extinguishment of Debt, NPAMLP accounts for the unamortized discount on wraparound mortgages related to wraparound mortgages that have been extinguished as losses or gains of the period of extinguishment. In 2007, the balance of the wrap mortgage on the Ardmore, Oklahoma property was paid off, and in 2006 the wrap mortgage on the Lockport, Illinois property was satisfied. As such, for the years ending December 31, 2007 and 2006, NPAMLP recognized a loss of $1,444 and $1,320, respectively, related to the early extinguishment of the wraparound mortgages.
The wraparound mortgages have maturity dates varying from August 2009 to December 2013 and a stated interest rate of 4.1%. Certain wraparound mortgages are fully amortized over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations.
Wraparound mortgage principal payment requirements for the next five years are approximately:

2008	$9,887
2009	9,009
2010	9,399
2011	9,790
2012	11,367
(10)	Investment Securities Available for Sale
Investments in available for sale common and preferred stock securities were as follows as of December 31, 2007, and 2006:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Common stock	$3,348	$—	$95	$3,253

Securities available for sale	$3,348	$—	$95	$3,253

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Common stock	$834	$251	$—	$1,085

Securities available for sale	$834	$251	$—	$1,085

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2007 and 2006
(dollars in thousands)
(12)	Partners’ Deficit
Following is a summary of the combined changes in partners’ deficit for the two years ended December 31, 2007 (in thousands except unit data):

	Units			Partners’ Deficit
	General	Limited		General	Limited
	Partners	partners	Total	partners	partners	Total
January 1, 2006	1,000	96,752	97,752	$(421)	$(41,551)	$(41,972)

Net income	—	—	—	109	10,777	10,886
Unrealized gain on investment securities	—	—	—	2	184	186

December 31, 2006	1,000	96,752	97,752	(310)	(30,590)	(30,900)

Net loss	—	—	—	(26)	(2,597)	(2,623)
Unrealized loss on investment securities	—	—	—	(3)	(344)	(347)

December 31, 2007	1,000	96,752	97,752	$(339)	$(33,531)	$(33,870)

(13)	Commitments and Contingencies
Upon NPAMLP’s formation, the titles of the properties of the Electing Partnerships were to be transferred to NPAMLP. State and local laws vary with respect to transfer taxes and are susceptible to varying interpretations. NPAMLP’s interpretation of the laws relating to these transfer taxes could result in significant adjustments if successfully challenged by the respective taxing authority; however, a reasonable estimation of the potential liability, if any, cannot be made at this time.
NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the managing general partner, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP’s combined financial statements.
In June 2006, NPAMLP and ARJAX entered into an agreement with an anchor tenant (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date. In August 2006, ARJAX remitted $500 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to its other stores leased from NPAMLP. Under the Agreement, the liability for the consideration to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX (see footnote 3). NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so. Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2007 and 2006
(dollars in thousands)
(14)	Future Interest Agreement
In March 2003 NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the “2003 Agreement”), in which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgages held by NPAEP and PVPG. The terms of the 2003 Agreement provide that NPAEP and PVPG will: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount (the reduction in the interest rate was evaluated by NPAMLP in accordance with Emerging Issues Task Force 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and was determined not to be a substantial modification of terms as defined therein); (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and (c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the assignment of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note. In consideration for the above, NPAMLP will modify the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships. In addition
NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP’s right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.
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
Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2008 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $111,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2007 and 2006
(dollars in thousands)
recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP’s Managing General Partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.
Neither NPAMLP, NPAEP nor PVPG were represented by independent counsel or retained other independent advisers or consultants in connection with the negotiation, execution or delivery of the 2003 Agreement. Nonetheless, the Managing General Partner believes that the transactions permitted or contemplated by the 2003 Agreement are fair and equitable to NPAMLP and the other parties involved.
(15)	Subsequent Event
In January 2008, NPAMLP sold the property in Yazoo City, Mississippi. As a result of this transaction NPAMLP expects to recognize a net gain on sale of $1,515 in the first quarter of 2008.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2007 and 2006
(dollars in thousands)
(16)	Summary of Quarterly Results (Unaudited)
The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006:

	Quarter Ended
	March, 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Total income	$4,090	$4,182	$3,769	$4,597
Total operating expenses (1)	5,448	5,848	4,069	5,303

Operating loss (1)	(1,358)	(1,666)	(300)	(706)
Other income (loss)	(1)	—	146	69

Loss from continuing operations (1)	(1,359)	(1,666)	(154)	(637)
Income (loss) from discontinued operations (1)	(35)	1,996	(957)	189

Net (loss) income (1)	(1,394)	330	(1,111)	(448)

Net (loss) income per unit (1)	$(14.26)	$3.38	$(11.37)	$(4.58)

	Quarter Ended
	March, 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Total income	$4,127	$3,098	$3,025	$3,642
Total operating expenses (1)	5,243	4,954	4,260	8,166

Operating loss (1)	(1,116)	(1,856)	(1,235)	(4,524)

Loss from continuing operations (1)	(1,116)	(1,856)	(1,235)	(4,524)
Income (loss) from discontinued operations (1)	(565)	(215)	4,210	16,187

Net (loss) income (1)	(1,681)	(2,071)	2,975	11,663

Net (loss) income per unit (1)	$(17.20)	$(21.19)	$30.43	$119.31

(1)	Amounts have been restated from previously filed interim financial reports to reflect the results of discontinued operations occurring subsequent to the filing date.

