Form 10-Q
period 2008-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2008-05-15
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 000-24816
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2008
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Balance Sheets
(in thousands)

	March 31,
	2008	December 31,
	(Unaudited)	2007
Assets
Rental property, at cost:
Land	$7,581	$7,758
Buildings	106,930	108,581
Tenant-in-common property	22,662	22,662

	137,173	139,001
Less: accumulated depreciation	66,967	67,810

Rental property, net	70,206	71,191

Cash and cash equivalents	1,440	2,128
Restricted cash	157	204
Investment securities available for sale, at market	3,392	3,253
Tenant accounts receivable, net of allowance of $30 as of March 31, 2008 and December 31, 2007, respectively	156	111
Unbilled rent receivable	1,033	1,006
Accounts receivable and other assets (1)	1,221	1,840

Total assets	$77,605	$79,733

Liabilities and Partners’ Deficit
Wraparound mortgages payable (1)	$170,078	$174,022
Less: unamortized discount based on imputed interest rate of 12% (1)	66,472	69,099

Wraparound mortgages payable less unamortized discount (1)	103,606	104,923

Due to Pension Groups (1)	3,257	3,199
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	2,953	3,186
Deferred revenue	160	351
Finance lease obligation	1,750	1,750

Total liabilities	111,920	113,603

Partners’ deficit	(34,315)	(33,870)

Total liabilities and partners’ deficit	$77,605	$79,733

(1)	See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Statements of Operations and Changes in Partners’ Deficit (unaudited)
(in thousands, except per-unit data)

	Three months ended March 31,
	2008	2007
Income:
Rental income	$3,228	$3,225
Other charges to tenants	894	906
Interest and dividend income	29	25

Total income	4,151	4,156

Operating expenses:
Interest expense (1)	2,995	2,929
Real estate taxes	721	764
Management fees (1)	153	148
Common area maintenance expenses	493	476
Ground rent (1)	202	123
Repairs and maintenance	89	64
General and administrative (1)	122	158
Depreciation	990	970
Amortization	30	38

Total operating expenses	5,795	5,670

Operating loss	(1,644)	(1,514)

Other income (loss):
Realized loss on investment securities	(18)	—

Loss from continuing operations	(1,662)	(1,514)

Discontinued operations:
Income (loss) from operations of discontinued components	(70)	19
Gain on disposition of properties	1,474	—

Net loss	(258)	(1,495)

Partners’ deficit:
Beginning of period	(33,870)	(30,900)
Net change in unrealized (loss) gain on investment securities	(187)	26

End of period	$(34,315)	$(32,369)

Net loss per unit	$(2.64)	$(15.29)

Weighted average units outstanding	97,752	97,752

(1)	See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Statements of Cash Flows (unaudited)
(in thousands, except per-unit data)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(258)	$(1,495)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	999	1,071
Amortization of discount (1)	2,627	2,451
Net gain on disposition of properties	(1,474)	—
Realized loss on investment securities	18	—
Change in assets and liabilities
Increase in tenant accounts receivable	(45)	(45)
Increase in unbilled rent receivable	(27)	(28)
Decrease in accounts receivable and other assets (1)	1,005	561
(Decrease) increase in accounts payable and other liabilities (1)	(233)	528
(Decrease) increase in deferred revenue	(191)	53
Increase in deposit on sale of property	—	350

Net cash provided by operating activities	2,421	3,446

Cash flows from investing activities:
Disposition of properties	2,012	—
Improvements to rental property	(937)	(1,838)
Decrease in restricted cash	47	86
Purchase of investment securities	(829)	—
Sale of investment securities	485	—

Net cash provided by (used in) investing activities	778	(1,752)

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(3,945)	(2,046)
Increase in due to NPAEP	58	—
Net proceeds from other borrowings (1)	—	414

Net cash used in financing activities	(3,887)	(1,632)

(Decrease) increase in cash and cash equivalents	(688)	62

Cash and cash equivalents:
Beginning of period	2,128	1,325

End of period	$1,440	$1,387

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$555	$641
Supplemental disclosure of non-cash investing and financing activities:
Note receivable arising from property sale transactions	$327	—

(1)	See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements (Unaudited)
March 31, 2008
(dollars in thousands)
Note 1: Basis of Presentation
The accompanying unaudited combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although the Company believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These combined financial statements should be read in conjunction with the combined financial statements and notes thereto filed with Form 10-K for the year ended December 31, 2007.
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
Note 3: Related Party Transactions
Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Balance Sheet at March 31, 2008. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Statements of Operations. National Property Analysts Employee Partnership (NPAEP) holds the Wraparound mortgages payable. Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable. Due to Pension Groups, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H. Included within Accounts payable and other liabilities is $2,127 and $2,384 due EBL&S at March 31, 2008 and December 31, 2007, respectively.
As of March 31, 2008, NPAMLP had an outstanding line of credit (the NPAMLP Line) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (5.25% at March 31, 2008), and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of March 31, 2008, there were $194 of advances and $108 of related accrued interest due under the NPAMLP Line.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements (Unaudited)
March 31, 2008
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
In January 2007, NPAMLP borrowed $1,700 under the line of credit with EHD. The funds were utilized for the payment to the anchor tenant at the East Haven, Connecticut property pursuant to the lease termination agreement with the tenant. The advance was repaid from the proceeds of the partial sale of the East Haven property (See Note 7: Disposition / Acquisition of Property).
In October 2007, NPAEP acquired from the unrelated third party owners, approximately 82% of the undivided interest in one of the parcels in Marquette, Michigan that is ground leased by NPAMLP. The terms of the ground lease were unchanged. As a result of the purchase, NPAEP will receive $18 annually in ground rental payments from NPAMLP.
Note 4: Major Tenants
NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). The number of locations, gross leaseable area (“GLA”) and minimum rent for these tenants for the three-month periods ended March 31, 2008 and 2007, are detailed in the table below. As of March 31, 2008, Sears owed NPAMLP approximately $4 under its leases with NPAMLP. Sun Microsystems and CVS had no outstanding balances due under its leases with NPAMLP at March 31, 2008.

	As of March 31, 2008			As of March 31, 2007
Tenant	No. Locations	GLA	% of Minimum Rent	No. Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	23%	1	249,832	20%

Sears	7	703,300	18%	7	703,300	17%

CVS	5	56,770	14%	5	49,000	9%
Note 5: Future Interest Agreement
In March 2003, NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the “2003 Agreement”), in which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgages held by NPAEP and PVPG. The terms of the 2003 Agreement provided that NPAEP and PVPG: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount (the reduction in the interest rate was evaluated by NPAMLP in accordance with Emerging Issues Task Force 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and was determined not to be a substantial modification of terms as defined therein); (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and (c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the agreement of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note. In consideration for the above, NPAMLP will modify the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements (Unaudited)
March 31, 2008
(dollars in thousands)
post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships. In addition NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP’s right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.
The Managing General Partner believes that the execution and delivery of the 2003 Agreement will have the following effects for NPAMLP as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and The PVPG Wrap Notes (i) NPAMLP has realized reductions in interest that it otherwise would have been obligated to pay during the period between January 1, 2003 and December 31, 2013 when these loans mature and (ii) NPAMLP will be able to allocate a greater portion of its available cash flow to principal repayments. As a result of the faster repayment of principal, the Limited Partners will recognize additional taxable income (or smaller tax losses) in each year from 2003 until the maturity of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages. In addition, the anticipated date of dissolution of NPAMLP will now occur in 2013 rather than 2015. Further, because the reduced interest rate is below the Applicable Federal Rate (“AFR”) prescribed under Section 1274, Internal Revenue Code of 1986, as amended, investors in Unaudited Partnerships have recognized non-recurring ordinary income (forgiveness of indebtedness) in 2003. The tax impact of this recognition depended upon numerous factors related to each investor’s particular tax situation, including his marginal tax rate and his suspended passive losses from prior years.
Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2008 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $111,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s Managing General Partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP’s Managing General Partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.
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
March 31, 2008
(dollars in thousands)
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
In January 2008, NPAMLP sold the property is Yazoo City, Mississippi. As a result of this transaction, NPAMLP recognized a net gain on sale in the amount of $1,515. The sale generated $2,012 in net proceeds, of which $2,000 were remitted to NPAEP and applied as a principal reduction on the balance of the wraparound mortgage. The balance of the wraparound mortgage on the Yazoo City property, net of discounts, in the amount of $408, remains a liability of NPAMLP. In March 2008, NPAMLP sold the remaining property in Wheelersburg, Ohio that was not sold in December 2007. As a result of this transaction, NPAMLP recognized a net loss on sale of $41. The net proceeds from this transaction in the amount of $28 were retained by NPAMLP. The balance of the wraparound mortgage on the Wheelersburg property, net of discounts, in the amount of $571, remains a liability of NPAMLP.
Note 8: Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. This statement allows the measurement at fair value of financial instruments and certain other items that are currently not required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits the measurement of eligible items at fair value at specified election dates, with unrealized gains and losses on the items for which the fair value option has been elected reported in earnings at each subsequent reporting date. Effective January 1, 2008, NPAMLP adopted the provisions of SFAS No. 159. NPAMLP did not elect the option under SFAS 159 for any of its financial assets or liabilities.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements (Unaudited)
March 31, 2008
(dollars in thousands)
In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2),“Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date. Effective January 1, 2008, NPAMLP adopted the provisions of SFAS No. 157 that relate to its financial assets. The fair value of marketable securities is within the Level 1 hierarchy, as defined in SFAS 157, and is based on quoted market prices in active markets for identical assets as of March 31, 2008.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
March 31, 2008
(dollars in thousands)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Net cash provided by operating activities and investing for the three-month period ended March 31, 2008 was $2,421 and $778, respectively. Net cash used by financing activities was $3,887. As a result of the above, there was a $688 decrease in cash and cash equivalents for the three months ended March 31, 2008. The decrease in cash was primarily due to additional payments on wraparound mortgage indebtedness and the purchase of investment securities.
As of March 31, 2008, NPAMLP had an outstanding line of credit (the NPAMLP Line) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (5.25% at March 31, 2008), and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of March 31, 2008, there were $194 of advances and $108 of related accrued interest under the NPAMLP Line.
As of March 31, 2008, the third party underlying mortgages were current for all the properties.
As of March 31, 2008, NPAMLP was not obligated for any capital commitments.
Critical Accounting Policies
There were no significant changes to NPAMLP’s critical accounting policies and estimates during the three-month period ended March 31, 2008.
Results of Operations
NPAMLP owned 24 and 26 properties at March 31, 2008 and March 31, 2007, respectively.
Loss from continuing operations increased for the three-month period ended March 31, 2008 versus March 31, 2007 by $148. The increase in the loss from continuing operations was due to an increase in operating expenses, primarily ground rent and repairs and maintenance.
In January 2008, NPAMLP sold the property is Yazoo City, Mississippi. As a result of this transaction, NPAMLP recognized a net gain on sale in the amount of $1,515 and $2,000 of the net proceeds were remitted to NPAEP and applied as a principal reduction on the balance of the wraparound mortgage. The balance of the wraparound mortgage on the Yazoo City property, net of discounts, in the amount of $408, remains a liability of NPAMLP. In March 2008, NPAMLP sold the remaining property in Wheelersburg, Ohio that was not sold in December 2007. As a result of this transaction, NPAMLP recognized a net loss on sale of $41. The net proceeds from this transaction in the amount of $28 were retained by NPAMLP. The balance of the wraparound mortgage on the Wheelersburg property, net of discounts, in the amount of $571, remains a liability of NPAMLP.
In 2006, NPAMLP entered into an agreement with the anchor tenant at the East Haven property to terminate its lease upon 90 days notice from NPAMLP. In 2007, a new termination agreement and new lease was entered into with the anchor tenant. The 2007 termination agreement provided for a payment of $1,700 to the anchor tenant in January 2007. This payment was made by NPAMLP. In order to fund the payment, NPAMLP borrowed the necessary funds from EHD under the NPAMLP Line. Under the terms of the new lease, the anchor tenant remained in occupancy on a month-to-month basis.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
March 31, 2008
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4T. Controls and Procedures
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

National Property Analysts Master Limited Partnership (Registrant) Date: May 15, 2008 By: EBL&S, Inc., its managing general partner
By:	/s/ Edward B. Lipkin
	Name:	Edward B. Lipkin
	Title:	President

By: Feldman International, Inc., its equity general partner
By:	/s/ Robert McKinney
	Name:	Robert McKinney
	Title:	President