Form 10-Q
period 2008-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2008-08-13
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2008
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Condensed Balance Sheets
(in thousands)

	June 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Rental property, at cost:
Land	$7,581	$7,758
Buildings	106,945	108,581
Tenant-in-common property	22,662	22,662

	137,188	139,001
Less: accumulated depreciation	67,975	67,810

Rental property, net	69,213	71,191

Cash and cash equivalents	2,109	2,128
Restricted cash	52	204
Investment securities available for sale, at market	3,331	3,253
Tenant accounts receivable, net of allowance of $30 as of June 30, 2008 and December 31, 2007, respectively	86	111
Unbilled rent receivable	1,061	1,006
Accounts receivable and other assets (1)	1,187	1,840

Total assets	$77,039	$79,733

Liabilities and Partners’ Deficit
Wraparound mortgages payable (1)	$168,597	$174,022
Less: unamortized discount based on imputed interest rate of 12% (1)	64,059	69,099

Wraparound mortgages payable less unamortized discount (1)	104,538	104,923

Due to NPAEP (1)	3,255	3,199
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	3,096	3,186
Deferred revenue	211	351
Finance lease obligation	1,750	1,750

Total liabilities	113,044	113,603

Partners’ deficit	(36,005)	(33,870)

Total liabilities and partners’ deficit	$77,039	$79,733

(1)	See Note 3: Related Party Transactions.
See accompanying notes to Combined Condensed financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Condensed Statements of Operations and Changes in Partners’ Deficit (unaudited)
(in thousands, except per-unit data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Income:
Rental income	$3,248	$3,188	$6,477	$6,413
Other charges to tenants	944	856	1,838	1,762
Interest and dividend income	36	23	65	48

Total income	4,228	4,067	8,380	8,223

Operating expenses:
Interest expense (1)	2,940	3,065	5,935	5,994
Real estate taxes	726	714	1,447	1,478
Management fees (1)	180	195	333	343
Common area maintenance expenses	392	365	885	841
Ground rent (1)	181	123	383	246
Repairs and maintenance	121	63	210	127
General and administrative (1)	177	179	299	337
Depreciation	1,013	972	2,003	1,942
Amortization	37	39	64	77

Total operating expenses	5,767	5,715	11,559	11,385

Operating loss	(1,539)	(1,648)	(3,179)	(3,162)

Other income (loss):
Realized loss on investment securities	(8)	—	(26)	—

Loss from continuing operations	(1,547)	(1,648)	(3,205)	(3,162)

Discontinued operations:
Income (loss) from operations of discontinued components	(135)	(11)	(206)	8
Write-down of rental property	—	(286)	—	(286)
Gain on disposition of properties	—	—	1,474	—

Net loss	(1,682)	(1,945)	(1,937)	(3,440)

Partners’ deficit:
Beginning of period	(34,312)	(32,369)	(33,870)	(30,900)
Net change in unrealized loss on investment securities	(11)	(39)	(198)	(13)

End of period	$(36,005)	$(34,353)	$(36,005)	$(34,353)

Net loss per unit	$(17.20)	$(19.90)	$(19.82)	$(35.19)

Weighted average units outstanding	97,752	97,752	97,752	97,752

(1)	See Note 3: Related Party Transactions.
See accompanying notes to Combined Condensed financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Condensed Statements of Cash Flows (unaudited)
(in thousands, except per-unit data)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,937)	$(3,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,012	2,143
Amortization of discount (1)	5,040	4,897
Net gain on disposition of properties	(1,474)	—
Realized loss on investment securities	26	—
Write-down of rental property	—	286
Change in assets and liabilities
Decrease (increase) in tenant accounts receivable	25	(52)
Increase in unbilled rent receivable	(55)	(57)
Decrease in accounts receivable and other assets (1)	953	596
(Decrease) increase in accounts payable and other liabilities (1)	(90)	329
Decrease in deferred revenue	(140)	(47)
Increase in deposit on sale of property	—	350

Net cash provided by operating activities	4,360	5,005

Cash flows from investing activities:
Disposition of properties	2,099	—
Improvements to rental property	(951)	(1,856)
Decrease in restricted cash	152	75
Purchase of investment securities	(1,323)	(103)
Sale of investment securities	1,013	—

Net cash provided by (used in) investing activities	990	(1,884)

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(5,832)	(4,028)
Increase in wraparound mortgages (1)	407	1,437
Increase (decrease) in due to NPAEP (1)	56	(23)
Net proceeds from other borrowings (1)	—	414

Net cash used in financing activities	(5,369)	(2,200)

Increase in cash and cash equivalents	(19)	921

Cash and cash equivalents:
Beginning of period	2,128	1,325

End of period	$2,109	$2,246

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,047	$1,264

Supplemental disclosure of non-cash investing and financing activities:
Note receivable arising from property sale transactions	$300	—

(1)	See Note 3: Related Party Transactions.
See accompanying notes to Combined Condensed financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2008
(dollars in thousands)
Note 1: Basis of Presentation
The accompanying unaudited Combined Condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although the Company believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These Combined Condensed financial statements should be read in conjunction with the Combined Condensed financial statements and notes thereto filed with Form 10-K for the year ended December 31, 2007.
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
Note 3: Related Party Transactions
Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Condensed Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Condensed Balance Sheet at June 30, 2008. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (NPAEP) holds the Wraparound mortgages payable. Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable. Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H. Included within Accounts payable and other liabilities is $2,155 and $2,384 due EBL&S at June 30, 2008 and December 31, 2007, respectively.
As of June 30, 2008, NPAMLP had an outstanding line of credit (the NPAMLP Line) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (5.00% at June 30, 2008), and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of June 30, 2008, there were $194 of advances and $110 of related accrued interest due under the NPAMLP Line.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2008
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
Note 4: Major Tenants
NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). The number of locations, gross leaseable area (“GLA”) and minimum rent for these tenants for the six-month periods ended June 30, 2008 and 2007, are detailed in the table below. As of June 30, 2008, Sears owed NPAMLP approximately $22 under its leases with NPAMLP. Sun Microsystems and CVS had no outstanding balances due under its leases with NPAMLP at June 30, 2008.

	As of June 30, 2008			As of June 30, 2007
Tenant	No. Locations	GLA	% of Minimum Rent	No. Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	23%	1	249,832	20%
Sears	7	703,300	19%	7	704,000	17%
CVS	5	56,770	14%	5	49,000	9%
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
(a limited partnership)
Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2008
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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2008
(dollars in thousands)
Note 6: Commitments and Contingencies
In June 2006, NPAMLP and a limited liability company controlled by Lipkin (“ARJAX”) entered into an agreement with an anchor tenant (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date. To date, ARJAX has remitted $700 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to six other stores leased from NPAMLP. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX. NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so. Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement. In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011.
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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2008
(dollars in thousands)
In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2),“Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date. Effective January 1, 2008, NPAMLP adopted the provisions of SFAS No. 157 that relate to its financial assets. The fair value of marketable securities is within the Level 1 hierarchy, as defined in SFAS 157, and is based on quoted market prices in active markets for identical assets as of June 30, 2008.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. NPAMLP is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
June 30, 2008
(dollars in thousands)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Net cash provided by operating and investing activities for the six-month period ended June 30, 2008 was $4,360 and $990, respectively. Net cash used by financing activities was $5,369. As a result of the above, there was a $19 decrease in cash and cash equivalents for the six months ended June 30, 2008. The decrease in cash was primarily due to the disposition of properties in the first quarter.
As of June 30, 2008, NPAMLP had an outstanding line of credit (the NPAMLP Line) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (5.00% at June 30, 2008), and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of June 30, 2008, there were $194 of advances and $110 of related accrued interest under the NPAMLP Line.
In April 2008, the third party underlying mortgage on the Marquette, Michigan property was refinanced. As a result of this transaction, the balance of the wrap mortgage indebtedness was increased by $407 and proceeds in the amount of $407 will be used for capital improvements to the properties.
As of June 30, 2008, the third party underlying mortgages were current for all the properties.
As of June 30, 2008, NPAMLP was not obligated for any capital commitments.
Critical Accounting Policies
There were no significant changes to NPAMLP’s critical accounting policies and estimates during the six-month period ended June 30, 2008.
Results of Operations
NPAMLP owned 24 and 26 properties at June 30, 2008 and June 30, 2007, respectively.
Loss from continuing operations increased for the six-month period ended June 30, 2008 versus June 30, 2007 by $43. The increase in the loss from continuing operations was primarily due to an increase in realized losses on investment securities.
In January 2008, NPAMLP sold the property is Yazoo City, Mississippi. As a result of this transaction, NPAMLP recognized a net gain on sale in the amount of $1,515 and $2,000 of the net proceeds were remitted to NPAEP and applied as a principal reduction on the balance of the wraparound mortgage. The balance of the wraparound mortgage on the Yazoo City property, net of discounts, in the amount of $408, remains a liability of NPAMLP. In March 2008, NPAMLP sold the remaining property in Wheelersburg, Ohio that was not sold in December 2007. As a result of this transaction, NPAMLP recognized a net loss on sale of $41. The net proceeds from this transaction in the amount of $27 were retained by NPAMLP. The balance of the wraparound mortgage on the Wheelersburg property, net of discounts, in the amount of $571, remains a liability of NPAMLP.
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
June 30, 2008
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
Item 4 T. Controls and Procedures
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

National Property Analysts Master Limited Partnership (Registrant) Date: August 13, 2008

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
	Name:	Edward B. Lipkin
	Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
	Name:	Robert McKinney
	Title:	President