Form 10-Q
period 2008-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2008-11-07
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2008
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Condensed Balance Sheets
(in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Rental property, at cost:
Land	$7,581	$7,758
Buildings	106,945	108,581
Tenant-in-common property	22,662	22,662

	137,188	139,001
Less: accumulated depreciation	68,988	67,810

Rental property, net	68,200	71,191

Cash and cash equivalents	1,048	2,128
Restricted cash	95	204
Investment securities available for sale, at market	3,665	3,253
Tenant accounts receivable, net of allowance of $30 as of September 30, 2008 and December 31, 2007, respectively	52	111
Unbilled rent receivable	1,088	1,006
Accounts receivable and other assets (1)	1,173	1,840

Total assets	$75,321	$79,733

Liabilities and Partners’ Deficit
Wraparound mortgages payable (1)	$166,676	$174,022
Less: unamortized discount based on imputed interest rate of 12% (1)	61,424	69,099

Wraparound mortgages payable less unamortized discount (1)	105,252	104,923

Due to NPAEP (1)	3,255	3,199
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	3,196	3,186
Deferred revenue	151	351
Finance lease obligation	1,750	1,750

Total liabilities	113,798	113,603

Partners’ deficit	(38,477)	(33,870)

Total liabilities and partners’ deficit	$75,321	$79,733

(1)	See Note 3: Related Party Transactions.
See accompanying notes to Combined Condensed financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Condensed Statements of Operations and Changes in Partners’ Deficit (unaudited)
(in thousands, except per-unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Income:
Rental income	$3,148	$2,868	$9,625	$9,313
Other charges to tenants	596	831	2,434	2,633
Interest and dividend income	12	23	77	69

Total income	3,756	3,722	12,136	12,015

Operating expenses:
Interest expense (1)	3,075	2,486	9,010	8,430
Real estate taxes	729	732	2,176	2,180
Management fees (1)	89	88	422	430
Common area maintenance expenses	325	266	1,210	1,138
Ground rent (1)	192	151	575	397
Repairs and maintenance	83	91	293	218
General and administrative (1)	146	114	444	488
Depreciation	1,014	962	3,017	2,921
Amortization	19	32	83	109

Total operating expenses	5,672	4,922	17,231	16,311

Operating loss	(1,916)	(1,200)	(5,095)	(4,296)

Other income (loss):
Realized (loss) gain on investment securities	(76)	146	(102)	146

Loss from continuing operations	(1,992)	(1,054)	(5,197)	(4,150)

Discontinued operations:
Loss from operations of discontinued components	(128)	(14)	(334)	(72)
Write-down of rental property	—	—	—	(286)
Gain on disposition of properties	—	2,174	1,474	2,174

Net income (loss)	(2,120)	1,106	(4,057)	(2,334)

Partners’ deficit:
Beginning of period	(36,005)	(34,353)	(33,870)	(30,900)
Net change in unrealized loss on investment securities	(352)	(166)	(550)	(179)

End of period	$(38,477)	$(33,413)	$(38,477)	$(33,413)

Net income (loss) per unit	$(21.69)	$11.31	$(41.51)	$(23.88)

Weighted average units outstanding	97,752	97,752	97,752	97,752

(1)	See Note 3: Related Party Transactions.
See accompanying notes to Combined Condensed financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Condensed Statements of Cash Flows (unaudited)
(in thousands, except per-unit data)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,057)	$(2,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,112	3,294
Amortization of discount (1)	7,675	7,038
Net gain on disposition of properties	(1,474)	(2,174)
Realized loss (gain) on investment securities	102	(146)
Write-down of rental property	—	286
Change in assets and liabilities
Decrease in tenant accounts receivable	59	129
Increase in unbilled rent receivable	(82)	(85)
Decrease (increase) in accounts receivable and other assets (1)	881	(568)
Increase in accounts payable and other liabilities (1)	10	375
(Decrease) increase in deferred revenue	(200)	15

Net cash provided by operating activities	6,026	5,830

Cash flows from investing activities:
Disposition of properties	2,099	7,112
Acquisition of properties	—	(329)
Improvements to rental property	(951)	(2,010)
Decrease in restricted cash	109	46
Purchase of investment securities	(2,596)	(1,885)
Sale of investment securities	1,523	1,565

Net cash provided by investing activities	184	4,499

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(7,753)	(9,012)
Increase in wraparound mortgages (1)	407	1,437
Increase (decrease) in due to NPAEP (1)	56	(24)
Net proceeds from other borrowings (1)	—	(436)

Net cash used in financing activities	(7,290)	(8,035)

(Decrease) increase in cash and cash equivalents	(1,080)	2,294

Cash and cash equivalents:
Beginning of period	2,128	1,325

End of period	$1,048	$3,619

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,544	$1,904

Supplemental disclosure of non-cash investing and financing activities:
Note receivable arising from property sale transactions	$300	—

Increase in wraparound mortgage payable from assumption of debt from acquiring properties	—	$3,890

(1)	See Note 3: Related Party Transactions.
See accompanying notes to Combined Condensed financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2008
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
Note 3: Related Party Transactions
Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. Management fees are paid exclusively to EBL&S and are included in the Combined Condensed Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Condensed Balance Sheet at September 30, 2008. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (NPAEP) holds the Wraparound mortgages payable. Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable. Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H. Included within Accounts payable and other liabilities is $2,196 and $2,384 due EBL&S at September 30, 2008 and December 31, 2007, respectively.
As of September 30, 2008, NPAMLP had an outstanding line of credit (the NPAMLP Line) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (5.00% at September 30, 2008), and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of September 30, 2008, there were $194 of advances and $113 of related accrued interest due under the NPAMLP Line.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2008
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
Note 4: Major Tenants
NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). The number of locations, gross leaseable area (“GLA”) and minimum rent for these tenants for the nine-month periods ended September 30, 2008 and 2007, are detailed in the table below. As of September 30, 2008, Sears owed NPAMLP approximately $13 under its leases with NPAMLP. Sun Microsystems and CVS had no outstanding balances due under its leases with NPAMLP at September 30, 2008.

	As of September 30, 2008			As of September 30, 2007
			% of			% of
	No.		Minimum	No.		Minimum
Tenant	Locations	GLA	Rent	Locations	GLA	Rent
Sun Microsystems	1	249,832	23%	1	249,832	19%
Sears	7	703,300	19%	7	703,300	18%
CVS	5	56,770	14%	5	56,770	10%
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
September 30, 2008
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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2008
(dollars in thousands)
Note 6: Commitments and Contingencies
In June 2006, NPAMLP and a limited liability company controlled by Lipkin (“ARJAX”) entered into an agreement with an anchor tenant (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date. To date, ARJAX has remitted $1,000 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to six other stores leased from NPAMLP. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX. NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so. Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement. In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011.
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
In January 2008, NPAMLP sold the property is Yazoo City, Mississippi. As a result of this transaction, NPAMLP recognized a net gain on sale in the amount of $1,515. The sale generated $2,072 in net proceeds, of which $2,000 were remitted to NPAEP and applied as a principal reduction on the balance of the wraparound mortgage. The balance of the wraparound mortgage on the Yazoo City property, net of discounts, in the amount of $611, remains a liability of NPAMLP. In March 2008, NPAMLP sold the remaining property in Wheelersburg, Ohio that was not sold in December 2007. As a result of this transaction, NPAMLP recognized a net loss on sale of $41. The net proceeds from this transaction in the amount of $27 were retained by NPAMLP. The balance of the wraparound mortgage on the Wheelersburg property, net of discounts, in the amount of $604, remains a liability of NPAMLP.
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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2008
(dollars in thousands)
In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2),“Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS 157-2 partially defers Statement 157’s effective date. In October 2008, the FASB issued FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. Effective January 1, 2008, NPAMLP adopted the provisions of SFAS No. 157 that relate to its financial assets. The fair value of marketable securities is within the Level 1 hierarchy, as defined in SFAS 157, and is based on quoted market prices in active markets for identical assets as of September 30, 2008. Management does not expect the adoption of FAS 157-3 to have a material impact on NPAMLP’s financial statements.
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
September 30, 2008
(dollars in thousands)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Net cash provided by operating and investing activities for the nine-month period ended September 30, 2008 was $6,026 and $184, respectively. Net cash used in financing activities was $7,290. As a result of the above, there was a $1,080 decrease in cash and cash equivalents for the nine months ended September 30, 2008. The decrease in cash was primarily due to the improvements to rental properties in the first quarter.
As of September 30, 2008, NPAMLP had an outstanding line of credit (the NPAMLP Line) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (5.00% at September 30, 2008), and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of September 30, 2008, there were $194 of advances and $113 of related accrued interest under the NPAMLP Line.
In April 2008, the third party underlying mortgage on the Marquette, Michigan property was refinanced. As a result of this transaction, the balance of the wrap mortgage indebtedness was increased by $407 and proceeds in the amount of $407 will be used for capital improvements to the properties.
As of September 30, 2008, the third party underlying mortgages were current for all the properties.
As of September 30, 2008, NPAMLP was obligated for $70 in capital commitments, primarily for tenant improvement allowances.
Critical Accounting Policies
There were no significant changes to NPAMLP’s critical accounting policies and estimates during the nine-month period ended September 30, 2008.
Results of Operations
NPAMLP owned 24 and 26 properties at September 30, 2008 and September 30, 2007, respectively.
Loss from continuing operations increased for the nine-month period ended September 30, 2008 versus September 30, 2007 by $1,047. The increase in the loss from continuing operations was primarily due to an increase in interest expense and realized losses on investment securities. The increase in interest expense was due to the reduction to interest expense in 2007 arising from the adjustment to the discount on the wraparound mortgage upon the sale of the Huntington, West Virginia property.
In January 2008, NPAMLP sold the property is Yazoo City, Mississippi. As a result of this transaction, NPAMLP recognized a net gain on sale in the amount of $1,515. The sale generated $2,072 in net proceeds, of which $2,000 was remitted to NPAEP and applied as a principal reduction on the balance of the wraparound mortgage. The balance of the wraparound mortgage on the Yazoo City property, net of discounts, in the amount of $611, remains a liability of NPAMLP. In March 2008, NPAMLP sold the remaining property in Wheelersburg, Ohio that was not sold in December 2007. As a result of this transaction, NPAMLP recognized a net loss on sale of $41. The net proceeds from this transaction in the amount of $27 were retained by NPAMLP. The balance of the wraparound mortgage on the Wheelersburg property, net of discounts, in the amount of $604, remains a liability of NPAMLP.
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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
September 30, 2008
(dollars in thousands)
necessary funds from EHD under the NPAMLP Line. Under the terms of the new lease, the anchor tenant remained in occupancy on a month-to-month basis.
In January 2007, NPAMLP entered into a contract to sell a portion of the East Haven, Connecticut property in a transaction structured to be a tax-deferred exchange in accordance with section 1031 of the Internal Revenue Code. In accordance with the agreement of sale for the portion of East Haven property, the buyer remitted to NPAMLP $850, which was comprised of a $350 deposit and $500 of the cost to terminate the anchor tenant lease. The net cost of the lease termination of $1,200 was capitalized. The sale of the East Haven property was completed in July 2007. As a result of the sale, NPAMLP recognized a net gain on sale for this transaction in the amount of $2,174 in the third quarter. In August 2007, NPAMLP completed the purchase side of the tax-deferred exchange transaction with the purchase of a leasehold interest in a CVS store in Lawndale, California.
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

National Property Analysts Master Limited Partnership (Registrant)

Date:	November 7, 2008

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin

Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney

Name:	Robert McKinney
Title:	President