Form 10-K
period 2008-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2009-03-30
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-24816
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	23-2610414

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

230 S. Broad Street, Mezzanine, Philadelphia, Pennsylvania	19102

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:(215)790-4700
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act from their obligations under those Sections.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant: N/A
DOCUMENTS INCORPORATED BY REFERENCE

Part I	Part II	Part III	Part IV

(None)	(None)	(None)	Exhibits from Form 10 Registration Statement filed on July 14, 1994; Form 10-K Annual Reports filed on April 1, 1996 and March 31, 2003;and Form 10-Q Quarterly Report; November 11, 2003 - Commission file Number 0-24816.

ii

Forward-Looking Statements
From time to time, management may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements reflect management’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside management’s control that may cause actual results to differ materially from those projected.
The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. Management does not intend to update these forward-looking statements, except as required by law. In accordance with the provisions of the Litigation Reform Act, we are making the limited partners aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and any exhibits to this Form 10-K. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which NPAMLP may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; the ability to attract and retain tenants at market rates; interest rates and cost of borrowing; management’s ability to maintain and improve cost efficiency of operations; changes in economic conditions, political conditions, and other factors that are set forth in the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
iii

PART I
Item 1. Business
          I. Summary
     The following summary is qualified in its entirety by the more detailed information and financial statements appearing elsewhere in the Annual Report. Reference is made to the Glossary, which appears at the end of this Item for the definition of certain capitalized terms used in the Summary and elsewhere in this Report.
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
     C. The Properties and Indebtedness Secured by the Properties
     NPAMLP owns 24 properties, inclusive of tenant-in-common (“TIC”) interests, as of December 31, 2008, which consist primarily of shopping centers and free standing, single tenant retail stores (the “Properties”). The Properties are subject to certain indebtedness, which was incurred in connection with the acquisition of the Properties by the Partnerships. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     G. Allocations of Profits and Losses
     Taxable income from NPAMLP operations or from a capital transaction will be allocated 99% to the Limited Partners and 1% to the Equity General Partner. Taxable losses from NPAMLP operations or from capital transactions generally have been allocated 99% to the Limited Partners and 1% to the Equity General Partner.
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
     It is anticipated that the forgiveness of Wrap Mortgages, if any, and the process of selling Properties, which are owned by Unaudited Partnerships, and applying sales proceeds to make payments on the Wrap Mortgages will result in the Limited Partners having to report substantial taxable income when the Properties are sold without the corresponding receipt of any cash proceeds therefrom (unless and until the Threshold Amount has been exceeded). The Consolidation and Restructuring was intended to avoid a foreclosure of Properties and to preserve for Limited Partners the potential for deriving an economic benefit from the future sales of the Properties, while at the same time possibly deferring the recognition of taxable income for some Limited Partners.
     The objectives of NPAMLP are, to implement effective management, leasing, cost control and capital improvement policies and techniques with respect to the Properties, to: (i) preserve and protect NPAMLP’s Properties in order to avoid the loss of any Properties to foreclosure; (ii) enhance the potential for appreciation in the value of NPAMLP’s Properties; and (iii) eventually provide Cash Flow from Operations. It is not anticipated that NPAMLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.
     The determination of whether a Property should be sold or otherwise disposed of will be made by the Managing General Partner after consideration of relevant factors, including performance of the Property, market conditions, the financial requirements of NPAMLP and the tax consequences to Limited Partners, with a view toward achieving the principal investment objectives of NPAMLP. In connection with a sale of a Property, a purchase money obligation secured by a mortgage may be taken as part payment; there are no limitations or restrictions on NPAMLP’s taking such purchase money obligations. The terms of payment to NPAMLP are affected by custom in the area in which each Property is located and the then-prevailing economic conditions. To the extent the Partnership receives notes and other property instead of cash on sales, such proceeds (other than any interest payable thereon) will not be included in Proceeds of Sales of the Properties until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed of; and therefore, the distribution of such proceeds to NPAMLP may be delayed until such time.
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
     B. Competition for Tenants
     NPAMLP’s Properties consist primarily of shopping centers and freestanding, single tenant retail stores located in 14 states. Of the 24 properties owned by NPAMLP, 14 properties have only 1 or 2 tenants (“Single Tenant Properties”). The tenants in the Single Tenant Properties are primarily national retailers or supermarkets (“Anchor Tenants”). The 10 remaining properties are multi-tenant shopping center properties (“Shopping Center Properties”). The tenants in the Shopping Center Properties generally include Anchor Tenants and a variety of tenants occupying less substantial portions of the property (“Local Tenants”).
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
     NPAMLP’s primary Anchor Tenants are Sun Microsystems, Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”), which in 2008 accounted for approximately 23%, 19% and 14%, respectively, of the rental income received by NPAMLP. As of December 31, 2008, NPAMLP had 1 lease with Sun Microsystems for approximately 250,000 square feet. The rent per square foot for the Sun Microsystems lease as of December 31, 2008, was $48.86. As of December 31, 2008, no balance was due from Sun Microsystems under its lease. As of December 31, 2008, NPAMLP had 7 leases with Sears aggregating approximately 704,000 square feet. NPAMLP’s average rent per square foot for all of the Sears leases as of December 31, 2008, was $3.31. As of December 31, 2008, $24,000 was due from Sears under two of its leases. As of December 31, 2008, NPAMLP had 5 leases with CVS aggregating approximately 57,000 square feet. NPAMLP’s average rent per square foot for all of the CVS leases as of December 31, 2008, was $31.00. As of December 31, 2008, there were no amounts due from CVS under its leases.
     The Managing General Partner has had periodic discussions with representatives of Sears to review and discuss with them their plans for the various Sears stores. In the past, in instances where Sears stores were determined to be undersized and inadequate to accommodate Sears’ current needs, expansions of the existing facilities were undertaken wherever possible. Management is unaware of any plans of Sears, or any of its other Anchor Tenants, to expand or close any of their stores owned by NPAMLP.
     In 2009, there are no Anchor Tenant leases scheduled to mature and the minimum rent from expiring Local Tenant leases represents less than 2% of aggregate minimum rent of NPAMLP. Management intends to negotiate lease renewals for the expiring Local Tenant leases, but in this economic environment, there can be no assurance that the tenants will extend or renew their leases. In 2010, the current lease terms of six Anchor Tenant spaces are scheduled to mature. Each of these Anchor Tenant leases has renewal options available. Management believes that although the lease option rates for these leases are favorable to the Anchor Tenants, there can be no assurance that the tenants will exercise their renewal options. If the Anchor Tenants elect not to exercise a renewal option, management will endeavor to re-tenant the properties with comparable tenants at rental rates equal to or higher than the existing rate. In the current economic environment it is difficult to predict the availability of replacement tenants or the timing of that replacement (See “Item 2. — Properties”, Schedule 3).

          2. Local Tenants
     Marketing of Local Tenant space is accomplished through signage, direct mailing, advertisements and through coordinated listings with local leasing brokers.
     The NPAMLP Properties’ occupancy rate for Local Tenant space is 61% at December 31, 2008. The lease terms for Local Tenant space typically range from 1 to 3 years. The competitive conditions applicable to Local Tenant space vary from Property to Property. However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to NPAMLP Properties, is typically a function of NPAMLP’s rental rates as compared to the local market. However, in instances where a multi-tenant Property has Anchor Tenant space and the Anchor Tenant space is vacant (at December 31, 2008 one Shopping Center Property has Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.
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
     D. Insurance on Properties
     NPAMLP has liability insurance covering most of the Properties. The third party liability coverage insures, among others, NPAMLP and the General Partners. Property insurance has also been obtained that insures NPAMLP for fire and other casualty losses in an amount that covers the replacement cost of the covered Properties. NPAMLP does not maintain property and liability insurance on Properties for which the Anchor Tenants are responsible for providing such insurance. In addition, NPAMLP is covered under fidelity insurance policies in amounts that the Managing General Partner deems sufficient. Such insurance coverage is reviewed at least annually and adjusted to account for variations in value.
          III. Glossary
     “Capital Improvement” shall mean any improvement to any Property that is required to be capitalized or amortized by NPAMLP, pursuant to accounting principles generally accepted in the United States of America.
     “Capital Improvement Debt” shall mean indebtedness incurred by NPAMLP for Capital Improvements.
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
     “Investor Note Payors” shall mean the limited partners of Partnerships who made payments which became due on or after June 8, 1989 on the Investor Notes.
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
     “Minimum Payoff Amount” shall mean the payment made by NPAMLP pursuant to the Restructuring Agreement equal to the sum of (i) the balance of the Third Party Underlying Obligations on a Property on January 1, 1990 and (ii) any prepayment penalties or premiums.
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
     “NPAEP” shall mean National Property Analysts Employee Partnership, a Delaware limited partnership.
     “NPAMLP” shall mean National Property Analysts Master Limited Partnership, a Delaware limited partnership.
     “Operating Cash Expenses” shall mean the amount of cash paid by NPAMLP for costs and expenses incurred in the ordinary course of its business including, without limitation, (i) Debt Service, (ii) debt service payments on Capital Improvement Debt, (iii) fees paid to the Property Manager and (iv) repairs and maintenance, utilities, taxes and certain tenant improvements, employee salaries, travel on NPAMLP business, advertising and promotion, supplies, legal, accounting, statistical or bookkeeping services, and printing and mailing of reports and communications.

     “Operating Revenues” shall mean the cash receipts of NPAMLP, other than (i) the proceeds of sales of the Properties and (ii) proceeds of borrowings of NPAMLP, received in cash during NPAMLP’s fiscal year.
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
     “Threshold Amount” shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 2008, approximately $36,602,000 had been applied in reduction of the Threshold Amount.
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
Item 1 (A). Risk Factors
     Not applicable
Item 1 (B). Unresolved Staff Comments
     None
Item 2. Properties
     NPAMLP’s Properties consist primarily of shopping centers and freestanding, single tenant retail stores. As of December 31, 2008, NPAMLP owned and operated 24 Properties located in 14 states, with 58% of the Properties being Single Tenant Properties and 42% being Shopping Center Properties.
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
     Under applicable law, in certain circumstances, the owner or operator of real property has an obligation to clean up hazardous and toxic substances on the property. This obligation is often imposed without regard to the timing, cause or person responsible for such substances on the property. The presence of such substances on a Property would have an adverse impact on the operating costs and sale or refinancing of such Property. None of the Properties are presently the subject of any environmental enforcement actions under any such statutes, and the General Partners do not have any information or knowledge about the presence of such substances requiring remediation on any of the Properties. If it is claimed or determined that such substances do exist on any of such Properties, NPAMLP could be subject to such cleanup obligations. There can be no assurance that hazardous or toxic substances will not be discovered on one or more Properties in the future, or that NPAMLP will not incur environmental clean-up or remediation costs in the future, including in connection with environmental assessments and investigations performed in connection with any future sale of properties. The presence of such substances may make a Property unmarketable or substantially decrease its value. Any environmental cleanup expenses incurred in connection with a sale would directly reduce proceeds derived from the sale of the Property.

Schedule 1
Description of Property Tenant Information

			Total	Average
Property	Total	Occupancy	Minimum	Rent
Location	GLA (a)	Rate	Rent (b)	PSF (c)
Cottage Grove, MN	114,609	81.0%	$841,723	$9.07
Dunmore, PA	26,475	100.0%	78,696	2.97
East Haven, CT	52,852	46.3%	322,150	13.17
Federal Way, WA	37,560	100.0%	45,000	1.20
Grand Rapids, MI	10,880	100.0%	378,071	34.75
Huntsville, AL	104,000	100.0%	244,400	2.35
Independence, MO	134,634	96.3%	357,534	2.78
Kalamazoo, MI	120,958	100.0%	299,326	3.31
Lake Mary, FL	107,400	100.0%	859,200	8.00
Lawnside, NJ	102,552	100.0%	544,634	5.31
Lawndale, CA	14,813	100.0%	324,024	21.87
Marquette, MI	248,256	94.3%	1,256,082	5.31
Maryville, MO	35,099	100.0%	124,264	3.53
North Augusta, SC	103,964	80.8%	378,700	3.64
O’ Fallon, MO	91,061	97.8%	344,354	3.87
Oak Lawn, IL	159,233	100.0%	895,270	5.62
Philadelphia, PA	128,006	100.0%	556,500	4.35
Painesville, OH	10,125	100.0%	188,777	18.64
Rockville, MD (d)	10,880	100.0%	521,718	58.47
San Jose, CA (e)	249,832	100.0%	2,917,156	48.86
Seven Hills, OH	121,677	100.0%	318,595	2.62
Taylorville, IL	43,127	100.0%	242,719	5.63
Urbana, IL	55,531	18.8%	65,913	6.30
Waverly, OH	8,834	100.0%	75,006	8.49

(a)	Gross Leaseable Area.

(b)	Based on leases in effect as of December 31, 2008.

(c)	Based on occupied space.

(d)	NPAMLP owns an 82% interest in this property. Minimum rent amounts reflects NPAMLP’s percentage ownership.

(e)	NPAMLP owns a 23.9% tenant-in-common interest in this property. Minimum rent amounts reflects NPAMLP’s percentage ownership.

Schedule 1, Continued
Description of Property Tenant Information
Major Tenant Information

					Remaining
Property			Annual	Lease	Tenant
Location	Major Tenant Name	GLA (a)	Rent	Expiration	Options
Cottage Grove, MN	Rainbow Foods	70,130	$606,624	07/11/16	6 / 5 YR
Dunmore, PA	Price Chopper	26,475	78,696	11/30/10	2 / 5 YR
East Haven, CT	AutoZone	9,700	147,925	02/28/13	1 / 5 YR
Federal Way, WA	Safeway	37,560	45,000	10/31/13	4 / 5 YR
Grand Rapids, MI	CVS	10,880	378,071	01/31/24	10 / 5 YR
Huntsville, AL	Kmart	104,000	244,400	11/30/10	4 / 5 YR
Independence, MO	Kmart	116,799	308,634	03/31/10	5 / 5 YR
Kalamazoo, MI	Kmart	84,180	248,770	02/28/10	8 / 5 YR
Lake Mary, FL	Gander Mountain Sports	107,400	859,200	05/31/21	4 / 5 YR
Lawnside, NJ	Sears	102,552	544,634	09/30/25	10 / 5 YR
Lawndale, CA	CVS	14,813	324,024	05/31/13	10 / 5 YR
Marquette, MI	Kohl's Department Stores, Inc.	85,480	170,960	11/30/24	9 / 5 YR
	Younker's	44,068	92,543	10/22/11	None
	J.C. Penney	33,996	118,286	02/29/12	4 / 5 YR
Maryville, MO	J.C. Penney	22,060	65,502	10/31/11	1 / 5 YR
North Augusta, SC	Riverfront Antique Mall	84,000	378,000	Various	None
O’ Fallon, MO	Kmart	83,061	279,415	11/30/10	9 / 5 YR
Oak Lawn, IL	Home Depot	104,622	480,000	01/31/28	5 / 5 YR
	Jewel Foods	58,575	585,750	01/03/14	1 / 5 YR
Philadelphia, PA	Kmart	91,033	388,500	03/31/10	9 / 5 YR
	Supremo Foods	36,973	168,000	06/30/35	None
Painesville, OH	CVS	10,125	188,777	01/31/19	6 / 5 YR
Rockville, MD (b)	CVS	10,880	521,718	01/31/24	10 / 5 YR
San Jose, CA (c)	Sun Microsystems	249,832	2,917,156	05/11/13	2 / 5 YR
Seven Hills, OH	Kmart	121,677	318,595	08/31/12	7 / 5 YR
Taylorville, IL	Grandview Retail Stores	27,958	120,000	03/31/18	None
	CVS	10,069	81,319	03/31/10	4 / 5 YR
Urbana, IL	Dollar General	6,264	39,000	10/31/12	None
Waverly, OH	None	N/A	N/A	N/A	N/A

(a)	Gross Leaseable Area

(b)	NPAMLP owns an 82% interest in this property. Annual rent amount reflects NPAMLP’s percentage ownership.

(c)	NPAMLP owns a 23.9% tenant-in-common interest in this property. Annual rent amount reflects NPAMLP’s percentage ownership.

N/A — Not Applicable

Schedule 2
Tenant Lease Expirations

			2009			2010
		Total
Property	Total	Minimum	# of	Minimum		# of	Minimum
Location	GLA (a)	Rent (b)	Tenants	Rent	GLA (a)	Tenants	Rent	GLA (a)
Cottage Grove, MN	114,609	$841,723	1	$29,400	2,700	1	$43,313	6,075
Dunmore, PA	26,475	78,696				1	78,696	26,475
East Haven, CT	52,852	322,150	1	45,000	3,202	1	44,525	6,850
Federal Way, WA	37,560	45,000
Grand Rapids, MI	10,880	378,071
Huntsville, AL	104,000	244,400				1	244,400	104,000
Independence, MO	134,634	357,534	1	12,900	1,800	2	344,634	126,639
Kalamazoo, MI	120,958	299,326				1	248,770	84,180
Lake Mary, FL	107,400	859,200
Lawnside, NJ	102,552	544,634
Lawndale, CA	14,813	324,024
Marquette, MI	248,256	1,255,742	4	66,432	4,830	7	236,232	14,863
Maryville, MO	35,179	124,264
North Augusta, SC	109,134	378,700
O’ Fallon, MO	91,061	344,354				1	279,415	83,061
Oak Lawn, IL	159,233	895,270
Philadelphia, PA	128,006	556,500				1	388,500	91,033
Painesville, OH	10,125	188,777
Rockville, MD	10,880	521,718
San Jose, CA	249,832	2,917,156
Seven Hills, OH	121,677	318,595
Taylorville, IL	43,127	242,719	2	23,400	2,100	1	81,319	10,069
Urbana, IL	55,531	65,913	1	11,813	1,750	1	7,000	1,400
Waverly, OH	8,834	75,006	1	16,000	2,000	1	43,506	4,834

Totals	2,097,608	$12,179,472	11	$204,945	18,382	19	$2,040,660	559,479

Annual % to Total				1.7%	0.9%		16.8%	26.7%
Cumulative %				1.7%	0.9%		18.5%	27.6%

(a)	Gross Leasable Area.

(b)	Based on leases in effect as of December 31, 2008.

Schedule 2, Continued
Tenant Lease Expirations

			2011			2012
		Total
Property	Total	Minimum	# of	Minimum		# of	Minimum
Location	GLA (a)	Rent (b)	Tenants	Rent	GLA (a)	Tenants	Rent	GLA (a)
Cottage Grove, MN	114,609	$841,723
Dunmore, PA	26,475	78,696
East Haven, CT	52,852	322,150
Federal Way, WA	37,560	45,000
Grand Rapids, MI	10,880	378,071
Huntsville, AL	104,000	244,400
Independence, MO	134,634	357,534
Kalamazoo, MI	120,958	299,326
Lake Mary, FL	107,400	859,200
Lawnside, NJ	102,552	544,634
Lawndale, CA	14,813	324,024
Marquette, MI	248,256	1,255,742	6	$226,919	63,116	6	$253,961	41,836
Maryville, MO	35,179	124,264	2	82,064	27,104	1	12	2,450
North Augusta, SC	109,134	378,700
O’ Fallon, MO	91,061	344,354	1	34,939	3,000	1	26,400	2,000
Oak Lawn, IL	159,233	895,270
Philadelphia, PA	128,006	556,500
Painesville, OH	10,125	188,777
Rockville, MD	10,880	521,718
San Jose, CA	249,832	2,917,156
Seven Hills, OH	121,677	318,595				1	318,595	121,677
Taylorville, IL	43,127	242,719	1	18,000	3,000
Urbana, IL	55,531	65,913	1	8,100	1,050	1	39,000	6,264
Waverly, OH	8,834	75,006

Totals	2,097,608	$12,179,472	11	$370,022	97,270	10	$637,968	174,227

Annual % to Total				3.0%	4.6%		5.2%	8.3%
Cumulative %				21.5%	32.2%		26.7%	40.5%

(a)	Gross Leasable Area.

(b)	Based on leases in effect as of December 31, 2008.

Schedule 2, Continued
Tenant Lease Expirations

			2013
		Total
Property	Total	Minimum	# of	Minimum
Location	GLA (a)	Rent (b)	Tenants	Rent	GLA (a)
Cottage Grove, MN	114,609	$841,723
Dunmore, PA	26,475	78,696
East Haven, CT	52,852	322,150	2	$177,625	12,400
Federal Way, WA	37,560	45,000
Grand Rapids, MI	10,880	378,071
Huntsville, AL	104,000	244,400
Independence, MO	134,634	357,534
Kalamazoo, MI	120,958	299,326
Lake Mary, FL	107,400	859,200
Lawnside, NJ	102,552	544,634
Lawndale, CA	14,813	324,024
Marquette, MI	248,256	1,255,742
Maryville, MO	35,179	124,264	1	42,188	5,625
North Augusta, SC	109,134	378,700
O’ Fallon, MO	91,061	344,354
Oak Lawn, IL	159,233	895,270
Philadelphia, PA	128,006	556,500
Painesville, OH	10,125	188,777
Rockville, MD	10,880	521,718
San Jose, CA	249,832	2,917,156
Seven Hills, OH	121,677	318,595
Taylorville, IL	43,127	242,719
Urbana, IL	55,531	65,913
Waverly, OH	8,834	75,006

Totals	2,097,608	$12,179,472	3	$219,813	18,025

Annual % to Total				1.8%	0.9%
Cumulative %				28.5%	41.4%

(a)	Gross Leasable Area.

(b)	Based on leases in effect as of December 31, 2008.

Schedule 3
Third Party Underlying Obligations

				Principal
Property		Mortgage	Interest	Balance at
Location	Mortgagee(s)	Type	Rate	12/31/08
Cottage Grove, MN	IDS Life Insurance	1st	5.55%	4,019,458
Dunmore, PA	NONE
East Haven, CT	NONE
Federal Way, WA	NONE
Grand Rapids, MI	Wells Fargo Bank Northwest, N.A.	1st	7.77%	2,375,859
Huntsville, AL	NONE
Independence, MO	NONE
Kalamazoo, MI	NONE
Lake Mary, FL	Citigroup Capital Markets Group	1st	5.67%	5,883,689
Lawndale, CA	Wells Fargo Bank Northwest, N.A.	1st	6.04%	3,758,060
Lawnside, NJ	Wachovia Securities	1st	8.71%	4,081,717
Marquette, MI	Associated Commercial Bank	1st	6.33%	4,953,619
Maryville, MO	NONE
North Augusta, SC	NONE
O’ Fallon, MO	NONE
Oak Lawn, IL	NONE
Painesville, OH	Credit Suisse First Boston	1st	6.48%	1,422,900
Philadelphia, PA	Kin Properties	1st	9.25%	542,829
Rockville, MD (a)	Wells Fargo Bank Northwest, N.A.	1st	7.77%	3,278,563
San Jose, CA (b)	Lehman Ali Inc.	1st	12.50%	22,071,165
Seven Hills, OH	B & K Properties	1st	9.75%	887,172
Taylorville, IL	NONE
Urbana, IL	NONE
Waverly, OH	NONE

(a)	NPAMLP owns an 82% interest in the property. Loan balance reflects NPAMLP’s percentage ownership.

(b)	NPAMLP owns a 23.9% tenant-in-common interest in this property. Loan balance reflects NPAMLP’s percentage ownership.

Schedule 3, Continued
Third Party Underlying Obligations

				Ownership
			Annual	Interest
Property		Mortgage	Debt	Fee/
Location	Mortgagee(s)	Type	Service	Leasehold
Cottage Grove, MN	IDS Life Insurance	1st	364,697	Fee
Dunmore, PA	NONE			Leasehold
East Haven, Ct	NONE			Fee
Federal Way, WA	NONE			Fee
Grand Rapids, MI	Wells Fargo Bank Northwest, N.A.	1st	378,071	Fee
Huntsville, AL	NONE			Leasehold
Independence, MO	NONE			Fee
Kalamazoo, MI	NONE			Leasehold
Lake Mary, FL	Citigroup Capital Markets Group	1st	416,520	Fee
Lawndale, CA	Wells Fargo Bank Northwest, N.A.	1st	324,000	Leasehold
Lawnside, NJ	Wachovia Securities	1st	483,973	Fee
Marquette, MI	Associated Commercial Bank	1st	402,318	Leasehold
Maryville, MO	NONE			Leasehold
North Augusta, SC	NONE			Leasehold
O’ Fallon, MO	NONE			Fee
Oak Lawn, IL	NONE			Leasehold
Painesville, OH	Credit Suisse First Boston	1st	188,777	Fee
Philadelphia, PA	Kin Properties	1st	395,220	Leasehold
Rockville, MD (a)	Wells Fargo Bank Northwest, N.A.	1st	521,718	Fee
San Jose, CA (b)	Lehman Ali Inc.	1st	2,964,532	Fee
Seven Hills, OH	B & K Properties	1st	263,917	Leasehold
Taylorville, IL	NONE			Fee
Urbana, IL	NONE			Fee
Waverly, OH	NONE			Fee

(a)	NPAMLP owns an 82% interest in the property. Loan balance and annual debt service reflect NPAMLP’s percentage ownership.

(b)	NPAMLP owns a 23.9% Tenant in Common interest in this property. Loan balance and annual debt service reflect NPAMLP’s percentage ownership.
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
     As of December 31, 2008, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.
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
     B. Third Party Debt Service
     As of December 31, 2008, the Third Party Underlying Obligations were current for all the Properties. See “Item 7. Management’s Discussion and Analysis of Financial Condition — II Critical Accounting Policies.”
     C. Working Capital
     As of December 31, 2008, NPAMLP has working capital of approximately $3,106,000 excluding amounts due to the Managing General Partner and the Pension Groups of $2,221,000 and $3,248,000, respectively. NPAMLP’s property operating budget for 2009, excluding capital expenditures, audit fees and certain insurance costs, projects negative cash flow of approximately $312,000. The budgeted negative cash flow is primarily the result of recent tenant vacancy at two properties. Management is endeavoring to lease the vacant space, however the current economic environment will, in all probability, lengthen the time to do so. Management believes however that NPAMLP has sufficient working capital to meet its operating needs.
     To date, NPAMLP has replenished its working capital reserves through the sale of Properties. This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage. They have agreed in certain instances to release their liens and provide proceeds from the sale to NPAMLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties. Although the Second Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard currently is expected by management, although there can be no assurance that such Second Mortgage lenders will not change their behavior in the future. Pursuant to the 2003 Agreement (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — V. Indebtedness Secured by the Properties — D. Future Interest Agreement”), the holders of the Wrap Mortgages are obligated to release their mortgages in the event of a sale of Property. As of December 31, 2008, the Managing General Partner has advanced approximately $2,221,000 to NPAMLP but may require the repayment of the advances for its own operational needs.
     D. Loan Obligations
     Although all the Third Party Underlying Obligations on which balloon payments have become due to date have ultimately been refinanced, there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. In the event that NPAMLP is not able to obtain refinancing commitments from alternative lenders or loan extensions from the lenders holding the existing Third Party Underlying Obligations, the properties could be lost to foreclosure. For the year ended December 31, 2009, there are no balloon payments due on the Third Party Underlying Mortgage Obligations. See “Item 2. Properties.”
     E. Capital Requirements
     The average age of the Properties owned by NPAMLP is in excess of 20 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 2008, there were no capital commitments for repairs to the Properties.

     During 2008, NPAMLP had an outstanding line of credit with E&H Properties of Delaware, Inc., an affiliate of NPA (“EHD”), under which EHD would advance up to $2.5 million to NPAMLP for purposes of making Capital and Tenant Improvements (the “NPAMLP Line”). Pursuant to the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.
     Amounts advanced pursuant to the NPAMLP Line bear interest at the Prime Rate as published in the Wall Street Journal’s “Money Rates” section (3.25% at December 31, 2008).
     In 1999, EHD secured a line of credit with Firstrust Bank of Conshohocken, PA (“Firstrust Bank”), which will enable EHD to fund the NPAMLP Line in order to finance Capital and Tenant Improvements (the “EHD Firstrust Line”). At December 31, 2008, the EHD Firstrust Line permitted EHD to borrow up to $10,000,000 which it can loan to NPAMLP.
     Pursuant to the promissory note executed with respect to the EHD Firstrust Line (the “Firstrust Note”), the amounts advanced pursuant to the Firstrust Note bear interest at the Prime Rate as published in the Wall Street Journal’s “Money Rates” section (the “EHD Firstrust Borrowing Rate”). The EHD Firstrust Borrowing Rate at December 31, 2008 is 3.25%.
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
     At December 31, 2008, $194,000 has been advanced and $120,000 in accrued interest was due under the NPAMLP Line. At December 31, 2008 there is no amount due under the E&H Firstrust Line.
     F. Tenant Improvements
     The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 2008, there were no rental abatements.
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
     NPAMLP adopted SFAS No. 144 on January 1, 2002 and accordingly, the results of operations of the properties disposed of or held for sale during the years ended December 31, 2008 and 2007 have been classified as Discontinued operations in the Statement of Operations for the two years ended December 31, 2008 and 2007. The gain reported in discontinued components for the year ended December 31, 2008 was $1,474,000. The gain reported in discontinued components for the year ended December 31, 2007 was $806,000, including a loss of $1,444,000 on the early extinguishment of debt resulting from the partial sale of the property in East Haven, Connecticut.
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
          III. Results of Operations
     A. Property Dispositions and Acquisitions During Fiscal 2008
     NPAMLP owned 24 properties at December 31, 2008, and 26 properties at December 31, 2007. See “Item 1. Business — II. NPAMLP Objectives and Policies — B. Competition for Tenants — Anchor Tenants.”
     In January 2008, NPAMLP sold the property in Yazoo City, Mississippi. As a result of this transaction, NPAMLP recognized a net gain on sale in the amount of $1,515,000. The sale generated $2,072,000 in net proceeds (excluding a 7% promissory note of $300,000 due in 2013. This note was paid off in March 2009), of which $2,000,000 were remitted to NPAEP and applied as a principal reduction on the balance of the wraparound mortgage. The principal balance of the wraparound mortgage on the Yazoo City property, in the amount of $1,076,000, remains a liability of NPAMLP. In March 2008, NPAMLP sold the remaining property in Wheelersburg, Ohio that was not sold in December 2007 (see below). As a result of this transaction, NPAMLP recognized a net loss on sale of $41,000. The net proceeds from this transaction in the amount of $27,000 were retained by NPAMLP. The principal balance of the wraparound mortgage on the Wheelersburg property, in the amount of $1,094,000, remains a liability of NPAMLP.
B. Property Dispositions and Acquisitions During Fiscal 2007
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
     In July 2007, NPAMLP sold the property in Huntington, West Virginia. As a result of this transaction, NPAMLP recognized a net loss of $286,000. In accordance with SFAS 144, NPAMLP recognized this loss as an impairment charge in the second quarter of 2007. Net proceeds from the sale in the amount of $1,421,000 were retained by NPAMLP. The principal balance of the wraparound mortgage indebtedness on the Huntington property in the amount of $3,025,000 remains a liability of NPAMLP.
     In December 2007, NPAMLP sold a portion of the property in Wheelersburg, Ohio. As a result of this transaction NPAMLP recognized a net gain of $75,000. Net proceeds from the sale in the amount of $434,000 were retained by NPAMLP.
C. Full Fiscal Years
     Over the two year period ended December 31, 2008, NPAMLP disposed of 3 Properties and acquired 1 Property. The Property that was acquired, was acquired in a transaction structured to be tax-deferred exchanges in accordance with Section 1031 of the Internal Revenue Code. The numbers of Properties acquired and disposed of by year are as follows:

	2008	2007
Beginning of year	26	26
Properties acquired	0	1
Properties disposed	(2)	(1)

End of year	24	26

     The disposition of Properties resulted in “Gain on disposition of properties, net (including a loss on early extinguishment of debt in 2007 in the amount of $1,444,000)” as reflected in the financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — II. Critical Accounting Policies”.
     The following table reflects the operating results (in thousands) for NPAMLP for the years ended December 31, 2008 and December 31, 2007, excluding the operating results for 3 properties that were disposed and 1 property that was acquired during the two year period. The table is presented in order to facilitate an understanding of the operating results and trends of NPAMLP.

	(in Thousands)
	2008	2007
Income:
Rental income	$12,217	$12,708
Other charges to tenants	3,192	3,309
Interest income	137	143

Total income	15,546	16,160
Operating expenses:
Interest expense	10,959	10,974
Other operating expenses	6,459	6,396
Depreciation and amortization	3,967	4,131

Total operating expense	21,385	21,501

Operating loss	$(5,839)	$(5,341)

     The decrease in rental income and other charges in 2008 is primarily due to a reduction in recognized revenue as a result of the expiration of the Anchor Tenant lease at the Urbana, Illinois property and local tenant vacancies at four other properties.
     The increase in Other operating expenses is primarily attributable to higher real estate taxes, snow removal and utilities expenses. The fluctuations in interest expense and depreciation expense are modest and consistent with a property portfolio of identical properties.
          IV. Tabular Disclosure of Contractual Obligations
          Not applicable
          V. Indebtedness Secured by the Properties
     The Properties are subject to certain indebtedness that was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 2008, the aggregate indebtedness of NPAMLP pursuant to the Wrap Mortgages was approximately $165 million, of which approximately $54 million constituted indebtedness under the Third Party Underlying Obligations and $11 million constituted indebtedness under the Second Mortgages. As of December 31, 2008, the aggregate historical cost of the Properties securing the indebtedness of NPAMLP mortgages was approximately $127 million. The original acquisition of the Properties by the Partnerships was typically structured as set forth below.
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
     B. The Second Mortgages and Notes
     Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The outstanding principal balance of the Second Mortgages as of December 31, 2008, was approximately $11 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.
     C. The Wrap Mortgages
     The Wrap Mortgages represent an obligation of NPAMLP and a lien against the Properties in favor of the NPAEP. The lien is subordinate to the Third Party Underlying Obligations and the Second Mortgages, if any.
     The Restructuring Agreement amended and restructured each Wrap Note to provide that each Wrap Note would consist of the obligation to pay two principal balances, an interest-bearing principal balance equal to the original principal indebtedness when the Wrap Note was first executed and delivered by the Partnership less amounts of principal, if any, paid prior to January 1, 1990, and an non-interest bearing principal balance equal to the amount of interest accrued and unpaid under the Wrap Note prior to January 1, 1990. The Restructuring Agreement adjusted the interest rate on the Wrap Notes in such a way that the interest bearing principal balance earns interest at a rate elected by the Managing General Partner to assure that there will be adequate interest paid over the life of the Wrap Note to comply with applicable Internal Revenue Code requirements in order to prevent the imputation of interest. At December 31, 2008, the interest rate on the Wrap Mortgages was 4.1% (see “D. Future Interest Agreement”). The Wrap Notes mature on December 31, 2013.
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
     The Managing General Partner believes that the execution and delivery of the 2003 Agreement will have the following effects for NPAMLP: as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and the PVPG Wrap Notes (i) NPAMLP expects to realize significant reductions in interest that it otherwise would have been obligated to pay during the period between January 1, 2003 and December 31, 2013 when these loans mature and (ii) NPAMLP will be able to allocate a greater portion of its available cash flow to principal repayments. As a result of the faster repayment of principal, the Limited Partners will recognize additional taxable income (or smaller tax losses) in each year from 2003 until the maturity of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages. In addition, the anticipated date of dissolution of NPAMLP will now occur in 2013 rather than 2015. Further, because the reduced interest rate is below the Applicable Federal Rate (“AFR”) prescribed under Section 1274 of the Internal Revenue Code of 1986, as amended, investors in Unaudited Partnerships recognized non-recurring ordinary income (forgiveness of indebtedness) 2003. The tax impact of this recognition depended upon numerous factors related to each investor’s particular tax situation, including his marginal tax rate and his suspended passive losses from prior years.
     Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2009 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $118,000,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP’s general partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.
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
Item 9A (T): Controls and Procedures
     Management’s Report on Internal Control over Financial Reporting. It is the responsibility of the General Partner to establish and maintain adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Managing General Partner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of NPAMLP; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of NPAMLP are being made only in accordance with authorizations of management and directors of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of NPAMLP’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of the NPAMLP’s internal control over financial reporting at December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the NPAMLP’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Managing General Partner.
     Based on our assessment, management determined that, at December 31, 2008, NPAMLP maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, NPAMLP’s internal control over financial reporting.
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
Item 9(B). Other Information
     None

PART III
Item 10. Directors and Executive Officers and Corporate Governance
          I. Summary
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
     The directors and executive officers of the General Partners are as follows:
     Edward B. Lipkin, age 63, serves as Director of the Managing General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.
     Robert McKinney, age 53, serves as Director of the Equity General Partner. Since 2003, Mr. McKinney has been an employee of NPAEP, serving as tax manager. Previously, Mr. McKinney had been employed by NPA since 1987 in the same capacity. Mr. McKinney, a certified public accountant, received a Masters of Science in Taxation and Masters of Business Administration in Finance from Villanova University and Temple University, respectively. Mr. McKinney received a Bachelor of Science degree in Accounting from Villanova University.
     Howard M. Levy, age 50, serves as Vice President of the Managing General Partner. Mr. Levy has been employed by NPA since 1983 and is currently Vice President of Leasing. Mr. Levy received a Bachelor of Science degree in Accounting from the University of Scranton and is a Certified Public Accountant.
     David A. Simon, age 51, serves as Vice President of the Managing General Partner. Mr. Simon has been employed by NPA since 1987 and is currently Chief Financial Officer. Mr. Simon received a Bachelor of Science degree in Accounting & Finance from Lehigh University and is a Certified Public Accountant.
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
Item 11. Executive Compensation
          I. General
     Neither the General Partners nor the officers of the General Partners receive compensation from NPAMLP. Certain administrative services related to tax and accounting service and to investor administration were performed by the Managing General Partner on behalf of NPAMLP as provided in the Partnership Agreement. The amount payable to the Managing General Partner for such services aggregated $171,000 and $158,000 for the years ended December 31, 2008 and 2007, respectively. See “Item 13. Certain Relationships and Related Transactions — I. Compensation and Fees and II. Property Management by Affiliate.”
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

Entity Receiving		Estimated Amount of
Payments	Type of Payments	Payments

Organizational Phase

Equity General Partner		1% general partners’ interest in NPAMLP.
Operational Phase

Equity General Partner	General Partners’ Share of Cash Flow from Operations.	On an annual basis, 1% of cash flow from operations. Actual amounts will depend upon future operations and are not now determinable.

EBL&S Property Management, Inc.	Property Management Fees	Annual fee of 5% of gross operating revenues derived from the Properties. Actual amounts will depend upon future operations and are not now determinable. See “II. Property Management by Affiliate”, below.

Entity Receiving		Estimated Amount of
Payments	Type of Payments	Payments

EBL&S Property Management, Inc.	Leasing Fees	For all obtained or renewed leases, an amount equal to the fees customarily charged in the geographic area of leased property. Actual amounts will depend upon future operations and are not now determinable. See “II. Property Management by Affiliate”, below.

Equity General Partner	General Partners’ Share of Profits and Losses	The Equity General Partner will be allocated 1% of the profits and losses from NPAMLP operations.

Managing General Partner	Reimbursement of Expenses	Actual cost of goods and services utilized for or by NPAMLP, including certain administrative services performed by the Managing General Partner.
Liquidation Phase

Equity General Partner	General Partners’ share of Proceeds of Sales of the Properties.	The Equity General Partner will be allocated 1% of the proceeds of the sale of the properties.

E&H Properties	Repayment of Indebtedness secured by Second Mortgages.	Actual amounts will depend on the price of Properties and are not now determinable.
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
     Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. The Property Manager earned an aggregate of approximately $561,000 for management fees, approximately $27,000 for leasing fees, and approximately $177,000 for administrative fees in fiscal year 2008. In fiscal 2007, the Property Manager earned an aggregate of $633,000 for management fees, $17,000 for leasing commissions and $225,000 for administrative fees.
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
     A. Conflict Regarding Sales and Refinancing
     The Managing General Partner is an affiliate of NPA. NPA or its affiliates hold the Second Mortgages aggregating approximately $11 million. This lack of independence gives rise to certain conflicts of interest with respect to the sale or refinancing of the Properties.
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
     In June 2006, NPAMLP and ARJAX entered into an agreement with the anchor tenant at the San Mateo property (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550,000 during the period from June 2006 through the Effective Date. To date, ARJAX has remitted $1,300,000 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500,000 in repairs or improvements, which would otherwise be the responsibility of NPAMLP, to its other stores leased from NPAMLP. Under the Agreement, the liability for the consideration to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. Additionally, Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement. There is a possibility, however, that if ARJAX does not perform its obligations under the Agreement, NPAMLP may be held liable. Should ARJAX default, NPAMLP may not have sufficient cash to pay this obligation, it would probably have to sell an asset or assets to raise enough cash to do so. Such sale of assets, could result in additional gain being recognized.
     In the fourth quarter of 2006, NPAMLP sold its leasehold interest in the San Mateo property to ARJAX. ARJAX intends to convert the San Mateo property into a multi-family development, which would also include retail and office elements. NPAMLP is prohibited from acquiring and developing property and accordingly, could not participate in this development. See “Item 1. NPAMLP Objectives and Policies”. The purchase price for the sale of the leasehold interest was $13,900,000 and was based on the fair market value of NPAMLP’s leasehold interest in the San Mateo property (after taking into consideration the Agreement noted above) as determined by a national valuation firm familiar with similar commercial properties and real estate in the San Mateo geographic area. Pursuant to the terms of the agreement of sale for this transaction, the purchase price was satisfied with the conveyance to NPAMLP of a 14.8% tenant-in-common interest in an office building in San Jose, California (“San Jose Building”).
     To complete the tax-deferred exchange arising from the sales of the New Hope, MN and North Sarasota, FL properties, NPAMLP acquired an additional 9.1% tenant-in-common interest in the San Jose Building. All of the interests in the San Jose Building acquired by NPAMLP were acquired from National Property Analysts Management Company (“NPAMC”), a limited partnership controlled by Lipkin. As a result of the conveyance by NPAMC of the tenant-in-common interests, NPAMC recognized a gain of $300,000, primarily from depreciation recapture.
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

Item 14. Principal Accounting Fees and Services
          I. Audit Fees
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for the audit of NPAMLP’s annual financial statements and review of financial statements included in NPAMLP’s Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $167,500 ($87,500 and $80,000 for the years ended December 31, 2008 and 2007, respectively).
          II. Audit Related Fees
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Asher & Company that are reasonably related to the performance of the audit or review of NPAMLP’s financial statements and are not reported above in “Item 14 — I. Audit Fees” amounted to $3,500 for the year ended December 31, 2007. There were no such fees for the year ended December 31, 2008.
          III. Tax Fees
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for tax compliance, tax advice and tax planning were $27,500 ($14,000 and $13,500 for the years ended December 31, 2008 and December 31, 2007, respectively).
          IV. All Other Fees
     There were no fees billed in each of the last two fiscal years for products or services provided by Asher & Company, Ltd. other than the services reported in the three preceding paragraphs.
          V. Pre-approval Policies and Procedures
     All audit related services, tax compliance, tax advice and tax planning and other services were pre-approved by the Managing General Partner, which concluded that the provision of such services by NPAMLP’s Independent Registered Public Accounting Firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The policy of the Managing General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended, to be performed for NPAMLP by their Independent Registered Public Accountants, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded. The percentage of audit related, tax and other services that were approved by the Managing General Partner is 100%.

PART IV
Item 15. Exhibits, Financial Statement Schedules
          I. Documents filed as Part of this Report
     A. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-1

Combined Financial Statements:

Combined Balance Sheets at December 31, 2008 and 2007	F-2

Combined Statements of Operations and Changes in Partners’ Deficit for the years ended December 31, 2008 and 2007	F-3

Combined Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-4

Notes to Combined Financial Statements	F-5
     B. Exhibits

Exhibit No.	Description
*2.1	Consolidation Agreement by and among the National Property Analysts Master Limited Partnership (“NPAMLP”); EBL&S, Inc. (“EBL&S”) and Buster, Inc. (“Buster”).

*2.2
Settlement Agreement by and among plaintiffs as a class, National Property Analysts, Inc. (“NPA”) and certain additional defendants in James O’Brien, et al. v. National Property Analysts, Inc., et al. (the “Action”).

*2.3	Judgment and Order Approving the Transaction, the Formation of the Master Limited Partnership, and the Allocation of Interests in the Master Limited Partnership entered by the Court.

*3.1	Initial Limited Partnership Agreement of NPAMLP.

*3.2	Amended and Restated Limited Partnership Agreement of NPAMLP.

*3.3	Certificate of Limited Partnership of NPAMLP.

****3.4	Amendment One to the Amended and Restated Limited Partnership Agreement of NPAMLP.

*10.1	Restructuring and Mortgage Modification Agreement by and among Main Line Pension Group, L.P. (“MLPG”), NPAMLP and National Property Analysts, Inc.

*10.2	Leasing and Management Agreement by and between EBL&S Property Management, Inc. and NPAMLP.

*10.3	Information Statement Relating to the formation of NPAMLP.

*10.4	Proof of Claim and Release and Vote on Consolidation.

Exhibit No.	Description
**10.6	Line of Credit Promissory Note.

***10.7	Agreement between NPAMLP, NPAEP and PVPG.

***16.1	Letter from replaced accountants (previously filed with Form 8-K dated May 29, 2002).

31.1	Certification of Managing General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Equity General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Managing General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Equity General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Report on Form 10 filed July 14, 1994 (0-24816)

**	Incorporated by reference from Registrant’s Report on Form 10-K filed April 1, 1996 (0-24816).

***	Incorporated by reference from Registrant’s Report on Form 10-K filed March 31, 2003 (0-24816).

****	Incorporated by reference from Registrant’s Report on Form 10-Q filed November 11, 2003 (0-24816).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP (Registrant)

By:	EBL&S, Inc., its managing general partner

	By:	/s/ Edward B. Lipkin

Edward B. Lipkin
Director

Date: March 27, 2009

By:	Feldman International, Inc., its equity general partner

	By:	/s/ Robert McKinney

Robert McKinney
Director

Date: March 27, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

	Director of EBL&S, Inc.	March 27, 2009
Edward B. Lipkin	Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer

	Director of Feldman International, Inc.,	March 27, 2009
Robert McKinney	Registrant’s equity general partner

NATIONAL PROPERTY ANALYSTS
MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Financial Statements
December 31, 2008 and 2007
(With Report of Independent Registered Public Accounting Firm Thereon)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Report of Independent Registered Public Accounting Firm
General Partners
National Property Analysts Master Limited Partnership
     We have audited the accompanying combined balance sheets of National Property Analysts Master Limited Partnership (NPAMLP) (a limited partnership) as of December 31, 2008 and 2007 and the related combined statements of operations and changes in Partners’ deficit and cash flows for each of the two years in the period ended December 31, 2008. The Partnership’s management is responsible for these combined financial statements. Our responsibility is to express an opinion on these combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by managements, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above presents fairly, in all material respects, the combined financial position of National Property Analysts Master Limited Partnership as of December 31, 2008 and 2007 and the combined results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
/s/ ASHER & COMPANY, Ltd.
Philadelphia, Pennsylvania
March 27, 2009

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Balance Sheets
December 31, 2008 and 2007
(in thousands)

	2008	2007
Assets
Rental property, at cost:
Land	$7,582	$7,758
Buildings	107,066	108,581
Tenant-in-common property	22,662	22,662

	137,310	139,001
Less: accumulated depreciation	69,978	67,810

Rental property, net	67,332	71,191

Cash and cash equivalents	1,272	2,128
Restricted cash	63	204
Investment securities available for sale, at market	2,783	3,253
Tenant accounts receivable, net of allowance of $30 as of December 31, 2008 and December 31, 2007, respectively	55	111
Unbilled rent receivable	1,115	1,006
Accounts receivable and other assets (1)	924	1,840

Total assets	$73,544	$79,733

Liabilities and Partners’ Deficit
Wraparound mortgages payable (1)	$164,738	$174,022
Less: unamortized discount based on imputed interest rate of 12% (1)	59,561	69,099

Wraparound mortgages payable less unamortized discount (1)	105,177	104,923

Due to Pension Groups (1)	3,248	3,199
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	2,784	3,186
Deferred revenue	213	351
Finance lease obligation	1,750	1,750

Total liabilities	113,366	113,603

Partners’ deficit	(39,822)	(33,870)

Total liabilities and partners’ deficit	$73,544	$79,733

(1)	See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Statements of Operations and Changes in Partners’ Deficit
Years Ended December 31, 2008 and 2007
(in thousands, except per-unit data)

	2008	2007
Income:
Rental income	$12,816	$12,797
Other charges to tenants	3,283	3,250
Interest and dividend income	137	143

Total income	16,236	16,190

Operating expenses:
Interest expense (1)	11,466	9,095
Real estate taxes	2,931	2,781
Management fees (1)	554	563
Common area maintenance expenses	1,642	1,497
Ground rent (1)	767	601
Repairs and maintenance	385	321
General and administrative (1)	564	605
Depreciation	4,007	3,911
Amortization	101	147

Total operating expenses	22,417	19,521

Operating loss	(6,181)	(3,331)

Other income (loss):
Realized (loss) gain on investment securities	(1,120)	214

Loss from continuing operations	(7,301)	(3,117)

Discontinued operations:
Income (loss) from operations of discontinued components	(209)	(26)
Write-down of rental property	—	(286)
Gain on disposition of properties, net of unamortized discount on wraparound mortgages	1,474	806

Net loss	(6,036)	(2,623)

Partners’ deficit:
Beginning of period	(33,870)	(30,900)
Net change in unrealized (loss) gain on investment securities	84	(347)

End of period	$(39,822)	$(33,870)

Net loss per unit	$(61.75)	$(26.83)

Weighted average units outstanding	97,752	97,752

(1)	See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Statements of Cash Flows
Years Ended December 31, 2008 and 2007
(in thousands, except per-unit data)

	2008	2007
Cash flows from operating activities:
Net income	$(6,036)	$(2,623)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,120	4,403
Amortization of discount (1)	9,538	6,888
Net gain on disposition of properties	(1,474)	(806)
Realized loss (gain) on investment securities	1,120	(214)
Write-down of rental property	—	286
Change in assets and liabilities
Decrease in tenant accounts receivable	56	124
Increase in unbilled rent receivable	(109)	(113)
Decrease (increase) in accounts receivable and other assets (1)	1,112	(492)
(Decrease) increase in accounts payable and other liabilities (1)	(402)	357
(Decrease) increase in deferred revenue	(138)	277

Net cash provided by operating activities	7,787	8,087

Cash flows from investing activities:
Disposition of properties	2,099	7,492
Acquisition of properties	—	(329)
Improvements to rental property	(1,072)	(2,294)
Decrease in restricted cash	141	37
Purchase of investment securities	(8,050)	(4,104)
Sale of investment securities	7,475	1,821

Net cash provided by investing activities	593	2,623

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(9,692)	(10,870)
Increase in wraparound mortgages	407	1,437
Increase (decrease) in balance due to NPAEP	49	(38)
Net proceeds from other borrowings (1)	—	(436)

Net cash used in financing activities	(9,236)	(9,907)

(Decrease) increase in cash and cash equivalents	(856)	803

Cash and cash equivalents:
Beginning of period	2,128	1,325

End of period	$1,272	$2,128

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,025	$2,378

Supplemental disclosure of non-cash investing and financing activities:
Note receivable arising from property sale transactions	$300	$—

Wraparound mortgages assumed with property acquisition	$—	$3,890

(1)	See Note 3: Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2008 and 2007
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

The properties of NPAMLP are owned by eighteen separate partnerships and limited liability companies. Each partnership or limited liability company is a legally distinct entity and there are no transactions between the various entities. Since each entity is under common control, the financial statements are presented on a combined basis.

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

Through December 31, 2008, NPAMLP sold properties that generated approximately $36,602 in net proceeds that have been applied as a reduction of the Threshold amount. NPAMLP has not distributed any sales proceeds to its partners since its organization.

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

Liquidity

NPAMLP has working capital as of December 31, 2008 and 2007, of approximately $3,109 and $4,479, respectively, excluding amounts due to the managing general partner of $2,221 and $2,384, respectively, and excluding amounts due to NPAEP of $3,248 and $3,199 at December 31, 2008 and 2007, respectively. NPAMLP has $1,272 of unrestricted cash and $2,306 available under line of credit agreements at December 31, 2008, to meet its short-term obligations. Through December 31, 2008, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wraparound mortgage have released their liens. In addition, as of December 31, 2008, the managing general partner has advanced approximately $2,221 to NPAMLP, but may require the repayment of the advances for its own operational needs.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2008 and 2007
(dollars in thousands)
(2)	Summary of Significant Accounting Policies
(a)	Rental Property
Rental properties are stated at original cost. Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years and 15 to 39 years, respectively.

NPAMLP accounts for the property owned as tenants-in-common (“TIC”) with unaffiliated third parties using the proportionate consolidation method, in accordance with SOP 78-9, Accounting for Investments in Real Estate Ventures. NPAMLP owns an undivided interest in the San Jose property through its 23.9% ownership of 2525 North First Street Holdings, a Delaware Statutory Trust, and does not control the decisions over the property or the other tenant-in-common interests. The financial statements reflect only NPAMLP’s percentage of the TIC’s real property, related mortgage, revenues and expenses. NPAMLP’s proportionate share at December 31, 2008 was as follows:

	2008	2007
Tenant-in-common property	$22,662	$22,662
Wraparound mortgage payable, net of discount	14,869	15,833
As required by Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, rental properties are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of rental properties is measured by comparison of the carrying amount of the properties to future net cash flows expected to be generated by the properties or to an appraised amount. The determination of future undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact the Company’s net income. If any property is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair value. Properties to be disposed are reported at the lower of the carrying amount or the fair value less costs to sell.

In July 2007, NPAMLP sold the property in Huntington, West Virginia. As a result of this transaction, NPAMLP recognized a net loss of $286. In accordance with SFAS 144, NPAMLP recognized this loss as an impairment charge in the second quarter of 2007. There were no impairment charges for the year ended December 31, 2008.

The estimated fair value of these properties was determined by management based on projected cash flows and market trends.

Gains or losses from the sales of property generally are recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Real Estate Sales”.

(b)	Cash and Cash Equivalents

All highly liquid interest-bearing deposits with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents at December 31, 2008 and 2007 were held in the custody of multiple financial institutions. The balances, at times, may exceed federally insured limits. NPAMLP mitigates this risk by depositing funds with major financial institutions.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2008 and 2007
(dollars in thousands)
At December 31, 2008 and 2007, cash was held in multiple accounts maintained at three separate financial institutions. At December 31, 2008 and 2007, the total cash balance held at these institutions was approximately $1,519 and $2,405, respectively. These balances exceeded federally insured limits by approximately $919 and $2,205, respectively.

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

Investment securities, consisting of mutual funds and common stock, are classified as available for sale and carried at estimated fair value. Realized gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Unrealized gains and losses on the investment securities are included as a separate component of Partners’ deficit.

(f)	Discount on Wraparound Mortgage

The discount on wraparound mortgages represents the difference between the present value of mortgage payments at the stated interest rate (see Footnote 9) and the imputed rate of 12%. NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows. The resultant increase or decrease in the discount is recorded as interest expense in the year of the adjustment. The discount is amortized using the interest method over the terms of the mortgages and is recorded as interest expense. In accordance with APB No. 26, Early Extinguishment of Debt, NPAMLP accounts for the unamortized discount on wraparound mortgages related to wraparound mortgages that have been extinguished as losses or gains of the period of extinguishment.

(g)	Rental Income

Rental income is recognized on a straight-line basis over the terms of the respective leases. Unbilled rent receivable represents the amount by which the straight-line rentals exceed the current rent collectible under the payment terms of the lease agreements. Percentage rent represents rental income that the tenant pays based on a percentage of its sales, either as a percentage of total sales or as a percentage of sales in excess of a threshold amount. Percentage rent and tenant pass-through charges including common area maintenance, real estate taxes and property insurance are recognized in income when earned and are recorded as Other charges to tenants.

(h)	Income Taxes

No provision has been made in the combined financial statements for income taxes, as any such liability is the liability of the individual partners.

(i)	Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash, investment securities, tenant accounts receivable, accounts payable, and other liabilities as reflected in the combined financial statements approximate fair value

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2008 and 2007
(dollars in thousands)
because of the short-term maturity of these instruments. In accordance with SFAS No. 107, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 2008 and 2007.

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

In March 2008, the EITF of the FASB issued No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” This Issue by the EITF affects how a master limited partnership (“MLP”) allocates income between its general partner, which typically holds incentive distribution rights (“IDRs”) along with the general partner interest, and the limited partners. It is not uncommon for MLPs to experience timing differences between the recognition of income and partnership distributions. The amount of incentive distribution is typically calculated based on the amount of distributions paid to the MLP’s partners. The issue is whether current period earnings of an MLP should be allocated to the holders of IDRs as well as the holders of the general and limited partnership interests when applying the two-class method under FASB Statement No. 128 “Earnings per Share.” Issue No. 07-4 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. NPAMLP is not a publicly traded MLP and the general partners do not hold IDRs, therefore the adoption of Issue 07-4 will not have an impact on the combined financial statements of NPAMLP.

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
December 31, 2008 and 2007
(dollars in thousands)
interim periods within those fiscal years. NPAMLP does not expect the implementation of SFAS 160 to have a material impact on its combined financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. This statement allows the measurement at fair value of financial instruments and certain other items that currently are not required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits the measurement of eligible items at fair value at specified election dates, with unrealized gains and losses on the items for which the fair value option has been elected reported in earnings at each subsequent reporting date. Effective January 1, 2008, NPAMLP adopted the provisions of SFAS No. 159. NPAMLP did not elect the fair value option under SFAS 159 for any of its financial assets or liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2),“Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date. . In October 2008, the FASB issued FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. Effective January 1, 2008, NPAMLP adopted the provisions of SFAS No. 157 that relate to its financial assets. The fair value of marketable securities is within the Level 1 hierarchy, as defined in SFAS 157, and is based on quoted market prices in active markets for identical assets as of December 31, 2008. The fair value of wraparound mortgages is within Level 3 hierarchy as defined in SFAS 157 and is based on management’s own observations and data. Management does not expect the adoption of FAS 157-3 to have a material impact on NPAMLP’s financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2008 and 2007
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

Management fees and administrative services are paid exclusively to EBL&S and are included in the Statement of Operations. The Wraparound mortgages payable are held by NPAEP, which is controlled by Lipkin. Due to NPAEP, unamortized discount and interest expense are all financial statement accounts, which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H Properties of Delaware, Inc., a subsidiary of E&H (EHD). Included within Accounts payable and other liabilities as of December 31, 2008, are $2,221 due EBL&S, $120 due EHD and $245 due limited partnerships where Lipkin has a controlling interest. As of December 31, 2007 the amounts included in Accounts payable and other liabilities due to EBL&S, EHD and limited partnerships where Lipkin has a controlling interest were $2,384, $110 and $210, respectively. The amounts due to EBL&S were primarily for property management fees, leasing commissions, legal fees, administrative services and cash advances for debt service. Amounts earned by EBL&S for the years ended December 31 were as follows:

	2008	2007
Property management fees	$561	$633
Leasing commissions	27	17
Administrative services and legal fees	177	225

Total	$765	$875

In October 2007, NPAEP purchased an 82.4% tenant-in-common interest in one of the parcels of land in Marquette, Michigan that is ground leased by NPAMLP. The annual ground rent received by NPAEP will be $18. There were no changes to any of the terms of the ground lease as a result of this transaction.

In October 2005, ARJAX Railroad Associates II, LLC (“ARJAX”), a limited liability company controlled by Lipkin, acquired from a third party land owner, certain real property in San Mateo, California, that was leased to NPAMLP under a ground lease scheduled to expire in February 2025. Annual rent due under the ground lease was $96. In the fourth quarter of 2006, NPAMLP sold its leasehold interest in the San Mateo property to ARJAX. The purchase price for the sale of the leasehold interest was $13,900 and was based on the fair market value of NPAMLP’s leasehold interest in the San Mateo property as determined by a national valuation firm familiar with similar commercial properties and real estate in the San Mateo geographic area. Pursuant to the terms of the agreement of sale for this transaction the purchase price was satisfied with the conveyance to NPAMLP of a 14.8% tenant-in-common interest in an office building in San Jose, California. To complete the tax-deferred exchange arising from the sales of the New Hope, MN and North Sarasota, FL properties in 2006, NPAMLP acquired an additional 9.1% tenant-in-common interest in the same San Jose, CA building. Such interests were acquired from National Property Analysts Management Company (“NPAMC”), a limited partnership controlled by Lipkin.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2008 and 2007
(dollars in thousands)
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

NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997. During 1998, NPA and its principals redeemed their interests in NPAMLP in exchange for the transfer of the Trenton, New Jersey property and related wraparound mortgage obligations. As a result, NPA and its principals did not own any of the 97,752 units of NPAMLP at December 31, 2008 and 2007, respectively.

NPA holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $11,300 and $13,070 at December 31, 2008 and 2007, respectively.

(4)	Tenant Leases

At December 31, 2008 and 2007, NPAMLP effectively owned and operated 24 and 26 properties, respectively, that were comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 80 tenants, under various lease agreements which are treated as operating leases.

In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance and renewal options. The leases expire under their original terms at various dates between 2009 and 2035.

Future minimum lease rentals to be received under noncancellable leases are approximately:

2009	$11,916
2010	10,717
2011	9,846
2012	9,388
2013	6,753
Thereafter	36,020

Total	$84,640

Rental income includes approximately $288 and $397, related to percentage rents for the years ended December 31, 2008 and 2007, respectively.
(5)	Major Tenants
NPAMLP’s primary anchor tenants are Sun Microsystems, Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). In 2008 and 2007, Sun Microsystems accounted for approximately 23% and 19%, respectively, of the rental income received by NPAMLP. In 2008 and 2007, Sears accounted for approximately 19% and 18%, respectively, of the rental income received by NPAMLP and CVS accounted for approximately 14% and 11%, respectively of the rental income received by NPAMLP. As of December 31, 2008, NPAMLP had 1 lease with Sun Microsystems for approximately 250,000 square feet. As of December 31, 2008, NPAMLP had 7 leases with Sears aggregating approximately 704,000 square feet and 5 leases with CVS aggregating approximately 57,000 square feet. As of December 31, 2008 and 2007, NPAMLP was due $24 and $84, respectively, from Sears under its leases. As of December 31, 2008 and 2007, no amounts were due from either Sun Microsystems or CVS under their respective leases.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2008 and 2007
(dollars in thousands)
At December 31, 2008, two tenants owed NPAMLP amounts in excess of 10% of total Accounts receivable. Sears and Grandview Retail Stores represented 28% and 17%, respectively, of Accounts receivable at December 31, 2008. At December 31, 2007, one tenant owed NPAMLP amounts in excess of 10% of total Accounts receivable. Sears represented 76% of Accounts receivable at December 31, 2007.

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

For the years ended December 31, 2008 and 2007, NPAMLP recognized in Income (loss) from operations of discontinued components, revenue of $168 and $1,423, and expenses of $561 and $1,029, respectively.

In January 2008, NPAMLP sold the property in Yazoo City, Mississippi. As a result of this transaction, NPAMLP recognized a net gain on sale in the amount of $1,515. The sale generated $2,072 in net proceeds (excluding a 7% promissory note of $300 due in January 2013. This note was paid off in March 2009), of which $2,000 were remitted to NPAEP and applied as a principal reduction on the balance of the wraparound mortgage. The principal balance of the wraparound mortgage on the Yazoo City property, in the amount of $1,076, remains a liability of NPAMLP. In March 2008, NPAMLP sold the remaining property in Wheelersburg, Ohio that was not sold in December 2007 (see below). As a result of this transaction, NPAMLP recognized a net loss on sale of $41. The net proceeds from this transaction in the amount of $27 were retained by NPAMLP. The principal balance of the wraparound mortgage on the Wheelersburg property, in the amount of $1,094, remains a liability of NPAMLP.

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

In January 2007, NPAMLP entered into a contract to sell a portion of the East Haven, Connecticut property in a transaction structured to be a tax-deferred exchange in accordance with section 1031 of the Internal Revenue Code. In accordance with the agreement of sale, the buyer remitted $850 to NPAMLP in February 2007, which was comprised of a $350 deposit and $500 of the cost to terminate the lease with anchor tenant (see above). The net cost of the lease termination of $1,200 was capitalized. The sale was completed in July 2007. As a result of the sale, NPAMLP recognized a net gain of $2,187 in the third quarter, including the write-off of the capitalized lease termination costs. In August 2007, NPAMLP completed the purchase side

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2008 and 2007
(dollars in thousands)
of the tax-deferred exchange transaction with the purchase of a leasehold interest in a CVS store in Lawndale, California. In July 2007, NPAMLP sold the property in Huntington, West Virginia. As a result of this transaction, NPAMLP recognized a net loss of $286. In accordance with SFAS 144, NPAMLP recognized this loss as an impairment charge in the second quarter of 2007. Net proceeds from the sale in the amount of $1,421 were retained by NPAMLP. The principal balance of the wraparound mortgage indebtedness on the Huntington property, in the amount of $3,025 remains a liability of NPAMLP.

In December 2007, NPAMLP sold a portion of the property in Wheelersburg, Ohio. As a result of this transaction NPAMLP recognized a net gain of $75. Net proceeds from the sale in the amount of $434 were retained by NPAMLP.

(7)	Ground Leases / Finance Lease Obligation

NPAMLP is obligated under 11 noncancellable ground leases that expire between 2010 and 2078, excluding renewal options.

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

Under the terms of the above 1991 sales, at the expiration of the respective 1991 ground leases, including renewal options, title to the buildings will be conveyed to the buyer with no additional consideration and any amounts still outstanding under the respective wraparound mortgages will remain the liability of NPAMLP. Future minimum lease payments under all noncancellable ground leases as of December 31, 2008 are approximately:

2009	$1,014
2010	833
2011	785
2012	776
2013	571
Thereafter	6,801

Total	$10,780

Total rental expense for ground leases for the years ended December 31, 2008 and 2007 was approximately $767 and $601, respectively. In addition, interest expense for the years ended December 31, 2008 and 2007 was approximately $321 and $281, respectively.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2008 and 2007
(dollars in thousands)
(8)	Other Borrowings

NPAMLP has a line of credit with E&H Properties of Delaware, Inc. (EHD), a related party, for EHD to advance up to $2,500 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the resulting agreement, the obligation of EHD to make advances to NPAMLP is at all times the sole and absolute discretion of EHD. The line bears interest based on the prime rate (3.25% at December 31, 2008) and is scheduled to expire in May 2009. Any amounts advanced to NPAMLP are not directly secured by any collateral.

As of December 31, 2008 and 2007, $194 was owed by NPAMLP, respectively, under this line of credit, excluding $120 and $110 in accrued interest at December 31, 2008 and 2007, respectively. Total interest expense under the line of credit for each of the years ending December 31, 2008 and 2007, was $10 and $55, respectively.

(9)	Wraparound Mortgages

The properties combined in NPAMLP are subject to nonrecourse wraparound mortgages. The wraparound mortgages are cross-collateralized among the properties owned by NPAMLP. The wraparound mortgages are secured by liens on the properties and are subordinate to the third-party underlying mortgage obligations and the purchase money mortgages, collectively the senior mortgage obligations. The wraparound mortgages are payable to NPAEP, and NPAEP is liable to the holders of the senior mortgage obligations. Each wraparound mortgage is secured by liens on specific properties and is subordinate to the senior mortgage obligations as stated above. The wraparound mortgages are not subject to any financial covenants.

In prior years, NPAEP had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by NPAMLP. There was no forgiveness of wraparound mortgage indebtedness in 2008 and 2007.

NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows. The resultant increase or decrease in the discount is recorded as interest expense in the year of the adjustment. Changes in projected cash flows result primarily from management’s re-evaluation of projected cash flows from tenants as well as additional principal payments arising from property sales. In 2008, NPAMLP increased the discount on wraparound mortgages and recognized a reduction in interest expense in the amount of $971, and in 2007, NPAMLP increased the discount on wraparound mortgages and recognized a reduction in interest expense in the amount of $2,755. The amount of the adjustment to interest expense and presented as discontinued operations in 2008 and 2007 was $531 and $1,322, respectively.

In accordance with APB No. 26, Early Extinguishment of Debt, NPAMLP accounts for the unamortized discount on wraparound mortgages related to wraparound mortgages that have been extinguished as losses or gains of the period of extinguishment. In 2007, the balance of the wrap mortgage on the Ardmore, Oklahoma property was paid off. As such, for the year ending December 31, 2007, NPAMLP recognized a loss of $1,444 related to the early extinguishment of the wraparound mortgages.

The wraparound mortgages have maturity dates varying from January 2010 to December 2013 and a stated interest rate of 4.1%. Certain wraparound mortgages are fully amortized over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations. Wraparound mortgage principal payment requirements for the next five years are approximately:

2009	$8,484
2010	8,852
2011	9,220
2012	10,804
2013	127,378

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2008 and 2007
(dollars in thousands)
(10)	Investment Securities Available for Sale

Investments in available for sale mutual funds and common stock securities were as follows as of December 31, 2008, and 2007:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mutual funds	$2,690	$67	$(7)	$2,750
Common stock	104		(71)	33

Securities available for sale	$2,794	$67	$(78)	$2,783

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Common Stock	$3,348	$72	$(167)	$3,253

Securities available for sale	$3,348	$72	$(167)	$3,253

(11)	Partners’ Deficit

Following is a summary of the combined changes in partners’ deficit for the two years ended December 31, 2008 (in thousands except unit data):

	Units			Partners’ Deficit
	General	Limited		General	Limited
	Partners	partners	Total	partners	partners	Total
January 1, 2007	1,000	96,752	97,752	(310)	(30,590)	(30,900)

Net income	—	—	—	(26)	(2,597)	(2,623)
Unrealized gain on investment securities	—	—	—	(3)	(344)	(347)

December 31, 2007	1,000	96,752	97,752	(339)	(33,531)	(33,870)

Net loss	—	—	—	(60)	(5,976)	(6,036)
Net change in unrealized loss on investment securities	—	—	—	8	76	84

December 31, 2008	1,000	96,752	97,752	$(391)	$(39,431)	$(39,822)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2008 and 2007
(dollars in thousands)
(12)	Commitments and Contingencies

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

In June 2006, NPAMLP and a limited liability company controlled by Lipkin (“ARJAX”) entered into an agreement with an anchor tenant (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date. To date, ARJAX has remitted $1,300 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500 in repairs or improvements to six other stores leased from NPAMLP, which would otherwise be the responsibility of NPAMLP. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX. NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so. Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement. In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011.

(13)	Future Interest Agreement

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
December 31, 2008 and 2007
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
Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2009 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $118,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP’s Managing General Partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.
Neither NPAMLP, NPAEP nor PVPG were represented by independent counsel or retained other independent advisers or consultants in connection with the negotiation, execution or delivery of the 2003 Agreement. Nonetheless, the Managing General Partner believes that the transactions permitted or contemplated by the 2003 Agreement are fair and equitable to NPAMLP and the other parties involved.

