Form 10-Q
period 2009-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2009-05-11
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number:	000-24816

National Property Analysts Master Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 South Broad Street, Mezzanine
Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	☐	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2009
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Combined Condensed Financial Statements (Unaudited)

Combined Condensed Balance Sheets - March 31, 2009 and December 31, 2008	1

Combined Condensed Statements of Operations and Changes in Partners’ Deficit
- Three months ended March 31, 2009 and 2008	2

Combined Condensed Statements of Cash Flows
- Three months ended March 31, 2009 and 2008	3

Notes to Combined Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	10

Item 4 T. Controls and Procedures.	10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	11

Item 3. Defaults Upon Senior Securities.	11

Item 4. Submission of Matters to a Vote of Security Holders.	11

Item 5. Other Information.	11

Item 6. Exhibits.	11

SIGNATURES

Signatures	12

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Balance Sheets
(in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Rental property, at cost:
Land	$7,582	$7,582
Buildings	107,066	107,066
Tenant-in-common property	22,662	22,662
	137,310	137,310
Less: accumulated depreciation	70,981	69,978
Rental property, net	66,329	67,332

Cash and cash equivalents	831	1,272
Restricted cash	107	63
Investment securities available for sale, at market	3,051	2,783
Tenant accounts receivable, net of allowance of $30 as of March 31, 2009 and December 31, 2008, respectively	312	55
Unbilled rent receivable	1,139	1,115
Accounts receivable and other assets (1)	495	924

Total assets	$72,264	$73,544

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$162,657	$164,738
Less: unamortized discount based on imputed interest rate of 12% (1)	56,846	59,561

Wraparound mortgages payable less unamortized discount (1)	105,811	105,177

Due to NPAEP (1)	3,248	3,248
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	2,845	2,784
Deferred revenue	80	213
Finance lease obligation	1,750	1,750

Total liabilities	113,928	113,366

Partners' deficit	(41,664)	(39,822)

Total liabilities and partners' deficit	$72,264	$73,544

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Operations and Changes in Partners' Deficit (unaudited)
(in thousands, except per-unit data)

	Three months ended March 31,
	2009	2008
Income:
Rental income	$3,248	$3,228
Other charges to tenants	926	894
Interest and dividend income	63	29
Total income	4,237	4,151

Operating expenses:
Interest expense (1)	3,130	2,995
Real estate taxes	742	721
Management fees (1)	148	153
Common area maintenance expenses	568	493
Ground rent (1)	193	202
Repairs and maintenance	95	89
General and administrative (1)	133	122
Depreciation	1,003	990
Amortization	20	30
Total operating expenses	6,032	5,795
Operating loss	(1,795)	(1,644)

Other loss:
Realized loss on investment securities	(22)	(18)
Loss from continuing operations	(1,817)	(1,662)

Discontinued operations:
Loss from operations of discontinued components	-	(70)
Gain on disposition of properties	-	1,474
Net loss	(1,817)	(258)

Partners' deficit:
Beginning of period	(39,822)	(33,870)
Net change in unrealized loss on investment securities	(25)	(187)

End of period	$(41,664)	$(34,315)

Net loss per unit	$(18.59)	$(2.64)
Weighted average units outstanding	97,752	97,752

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Cash Flows (unaudited)
(in thousands, except per-unit data)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,817)	$(258)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,023	1,032
Amortization of discount (1)	2,715	2,627
Net gain on disposition of properties	-	(1,474)
Realized loss on investment securities	22	18
Change in assets and liabilities
Increase in tenant accounts receivable	(257)	(45)
Increase in unbilled rent receivable	(24)	(27)
Decrease in accounts receivable and other assets (1)	409	972
Increase (decrease) in accounts payable and other liabilities (1)	61	(233)
Decrease in deferred revenue	(133)	(191)
Net cash provided by operating activities	1,999	2,421

Cash flows from investing activities:
Disposition of properties	-	2,012
Improvements to rental property	-	(937)
(Increase) decrease in restricted cash	(44)	47
Purchase of investment securities	(854)	(829)
Sale of investment securities	539	485
Net cash provided (used) by investing activities	(359)	778

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(2,081)	(3,945)
Increase in due to NPAEP (1)	-	58
Net cash used in financing activities	(2,081)	(3,887)

Decrease in cash and cash equivalents	(441)	(688)

Cash and cash equivalents:
Beginning of period	1,272	2,128

End of period	$831	$1,440

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$465	$555
Supplemental disclosure of non-cash investing and financing activities:
Note receivable arising from property sale transactions	$-	$327

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
March 31, 2009
(dollars in thousands)

Note 1:  Basis of Presentation

The accompanying unaudited Combined Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although NPAMLP believes that the included disclosures are adequate for a fair presentation.  The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented.  These Combined Condensed Financial Statements should be read in conjunction with the Combined Condensed Financial Statements and notes thereto filed with Form 10-K for the year ended December 31, 2008.

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

Note 3:  Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party.  Management fees are paid exclusively to EBL&S and are included in the Combined Condensed Statements of Operations.  Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Condensed Balance Sheet at March 31, 2009. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (NPAEP) holds the Wraparound mortgages payable.  Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable.  Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable.  Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H.  Included within Accounts payable and other liabilities is $2,287 and $2,221 due EBL&S at March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, NPAMLP had an outstanding line of credit (the NPAMLP Line) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties.  The line bears interest at a variable rate, based on the prime rate (3.25% at March 31, 2009), and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.  As of March 31, 2009, there were $194 of advances and $122 of related accrued interest due under the NPAMLP Line.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
March 31, 2009
(dollars in thousands)

In October 2007, NPAEP acquired from the unrelated third party owners, approximately 82% of the undivided interest in one of the parcels in Marquette, Michigan that is ground leased by NPAMLP. The terms of the ground lease were unchanged. As a result of the purchase, NPAEP receives $18 annually in ground rental payments from NPAMLP.

Note 4:  Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”).  The number of locations, gross leaseable area (“GLA”) and percentage of minimum rent for these tenants for the three-month period ended March 31, 2009 and 2008, are detailed in the table below.  As of March 31, 2009, Sears owed NPAMLP approximately $121 under its leases with NPAMLP.  Sun Microsystems and CVS had no outstanding balances due under its leases with NPAMLP at March 31, 2009.

	As of March 31, 2009			As of March 31, 2008
Tenant	No. Locations	GLA	% of Minimum Rent	No. Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	23%	1	249,832	23%
Sears	7	703,300	18%	7	703,300	18%
CVS	5	56,770	14%	5	56,770	14%

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
March 31, 2009
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

Note 6: Commitments and Contingencies

In June 2006, NPAMLP and a limited liability company controlled by Lipkin (“ARJAX”) entered into an agreement with an anchor tenant (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”).  In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date.  To date, ARJAX has remitted $1,400 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to six other stores leased from NPAMLP. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX.  NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so.  Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement. In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
March 31, 2009
(dollars in thousands)

Note 7: Disposition of Property

In January 2008, NPAMLP sold the property in Yazoo City, Mississippi. As a result of this transaction, NPAMLP recognized a net gain on sale in the amount of $1,515. The sale generated $2,072 in net proceeds (excluding a 7% promissory note of $300 due in January 2013. This note was paid off by the buyer in March 2009), of which $2,000 was remitted to NPAEP and applied as a principal reduction on the balance of the wraparound mortgage.  The principal balance of the wraparound mortgage on the Yazoo City property, in the amount of $1,076, remains a liability of NPAMLP.  In March 2008, NPAMLP sold the remaining property in Wheelersburg, Ohio. As a result of this transaction, NPAMLP recognized a net loss on sale of $41.  The net proceeds from this transaction in the amount of $27 were retained by NPAMLP.  The principal balance of the wraparound mortgage on the Wheelersburg property, in the amount of $1,094, remains a liability of NPAMLP.

Note 8: Recent Accounting Pronouncements

In January 2009, FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 is effective for interim and annual periods ending after December 15, 2008. Retroactive application is not permitted. The adoption of FSP EITF 99-20-1 did not have a significant impact on NPAMLP’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on NPAMLP’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the NPAMLP’s financial position and results of operations.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

March 31, 2009
(dollars in thousands)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Net cash provided by operating and investing activities for the three-month period ended March 31, 2009 was $1,999 and $(359), respectively.  Net cash used in financing activities was $2,081.  As a result of the above, there was a $441 decrease in cash and cash equivalents for the three months ended March 31, 2009.  The decrease in cash was primarily due to an increase in tenant accounts receivable and additional investment purchases. The increase in accounts receivable is attributable to delays in payment primarily related to the downturn in economic conditions over the last two quarters.

As of March 31, 2009, NPAMLP had an outstanding line of credit (the NPAMLP Line) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties.  The line bears interest at a variable rate, based on the prime rate (3.25% at March 31, 2009), and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.  As of March 31, 2009, there were $194 of advances and $122 of related accrued interest under the NPAMLP Line.

In April 2008, the third party underlying mortgage on the Marquette, Michigan property was refinanced.  As a result of this transaction, the balance of the wrap mortgage indebtedness was increased by $407 and proceeds in the amount of $407 will be used for capital improvements to the properties.

As of March 31, 2009, the third party underlying mortgages were current for all the properties.

As of March 31, 2009, NPAMLP was not obligated for any capital commitments.

Critical Accounting Policies

There were no significant changes to NPAMLP’s critical accounting policies and estimates during the three-month period ended March 31, 2009.

Results of Operations

NPAMLP owned 24 properties at March 31, 2009 and March 31, 2008.

Loss from continuing operations increased for the three-month period ended March 31, 2009 versus March 31, 2008 by $155.  The increase in the loss from continuing operations was primarily due to an increase in interest expense and common area maintenance expenses.  The increase in interest expense was due to changes in amortization of the discount on the wraparound mortgages from arising from changes in projected future cash flows on the wraparound mortgages. The increase in common area maintenance expenses was due to higher snow removal expenses in the first quarter of 2009 versus 2008.

In January 2008, NPAMLP sold the property in Yazoo City, Mississippi. As a result of this transaction, NPAMLP recognized a net gain on sale in the amount of $1,515. The sale generated $2,072 in net proceeds (excluding a 7% promissory note of $300 due in January 2013. This note was paid off by the buyer in March 2009), of which $2,000 was remitted to NPAEP and applied as a principal reduction on the balance of the wraparound mortgage. The principal balance of the wraparound mortgage on the Yazoo City property, in the amount of $1,076, remains a liability of NPAMLP. In March 2008, NPAMLP sold the remaining property in Wheelersburg, Ohio that was not sold in December 2007. As a result of this transaction, NPAMLP recognized a net loss on sale of $41. The net proceeds from this transaction in the amount of $27 were retained by NPAMLP. The principal balance of the wraparound mortgage on the Wheelersburg property, in the amount of $1,094, remains a liability of NPAMLP.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

March 31, 2009
(dollars in thousands)

Factors That May Influence Future Results of Operations

Economic Conditions.     In the United States, recent market and economic conditions have resulted in tighter credit conditions and negative growth through the first quarter of 2009.  As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Since there are no balloon payments due on the third party underlying mortgages until 2012, NPAMLP has less exposure to these credit conditions. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our tenants and consequently, NPAMLP’s liquidity. If these market conditions continue, they may limit the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

Real Estate Asset Valuation.    General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of NPAMLP’s assets. Periods of economic slowdown or recession in the U.S., a decrease in market rental rates and/or market values of real estate assets, could have a negative impact on the value of NPAMLP properties and related tenant improvements.  If NPAMLP was required under Generally Accepted Accounting Pronouncements to write down the carrying value of any properties to the lower of cost or market due to impairment, or if as a result of an early lease termination we were required to remove and dispose of material amounts of tenant improvements that are not reusable to another tenant, NPAMLP’s results of operations would be negatively affected.

Leasing Activity and Rental Rates.     The amount of net rental income generated by NPAMLP properties depends principally on the ability to maintain the occupancy rates of currently leased space and to lease currently available space, and space available from unscheduled lease terminations. The amount of rental income generated also depends on the ability to maintain or increase rental rates at the properties. Negative trends in one or more of these factors could adversely affect rental income in future periods.

Forward Looking Statements

From time to time, management may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q, which are deemed to be “forward-looking” within the meaning of the federal securities laws.  These forward-looking statements reflect management’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside management’s control that may cause actual results to differ materially from those projected.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. Management does not intend to update these forward-looking statements, except as required by law. In accordance with the provisions of the federal securities laws, we are making the limited partners aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and any exhibits hereto or thereto. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which NPAMLP may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; the ability to attract and retain tenants at market rates; interest rates and cost of borrowing; management’s ability to maintain and improve cost efficiency of operations; changes in economic conditions, political conditions, and other factors that are set forth in the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K and Current Reports on Form 8-K.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

March 31, 2009
(dollars in thousands)

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

National Property Analysts Master Limited Partnership
(Registrant)

Date:	May 11, 2009

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name:	Robert McKinney
Title:	President