Form 10-Q
period 2009-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2009-08-06
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission file number:	000-24816

National Property Analysts Master Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
230 South Broad Street, Mezzanine
Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2009
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Combined Condensed Financial Statements (Unaudited)

Combined Condensed Balance Sheets - June 30, 2009 and December 31, 2008	1

Combined Condensed Statements of Operations and Changes in Partners’ Deficit
- Three and six months ended June 30, 2009 and 2008	2

Combined Condensed Statements of Cash Flows
- Six months ended June 30, 2009 and 2008	3

Notes to Combined Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	11

Item 4 T. Controls and Procedures.	11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3. Defaults Upon Senior Securities.	12

Item 4. Submission of Matters to a Vote of Security Holders.	12

Item 5. Other Information.	12

Item 6. Exhibits.	12

SIGNATURES

Signatures	13

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Balance Sheets
(in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Rental property, at cost:
Land	$7,582	$7,582
Buildings	107,109	107,066
Tenant-in-common property	22,662	22,662
	137,353	137,310
Less: accumulated depreciation	71,989	69,978
Rental property, net	65,364	67,332

Cash and cash equivalents	1,302	1,272
Restricted cash	37	63
Investment securities available for sale, at market	2,976	2,783
Tenant accounts receivable, net of allowance of $30 as of June 30, 2009 and December 31, 2008, respectively	139	55
Unbilled rent receivable	1,164	1,115
Accounts receivable and other assets (1)	579	924

Total assets	$71,561	$73,544

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$160,713	$164,738
Less: unamortized discount based on imputed interest rate of 12% (1)	54,283	59,561

Wraparound mortgages payable less unamortized discount (1)	106,430	105,177

Due to NPAEP (1)	3,248	3,248
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	2,997	2,784
Deferred revenue	137	213
Finance lease obligation	1,750	1,750

Total liabilities	114,756	113,366

Partners' deficit	(43,195)	(39,822)

Total liabilities and partners' deficit	$71,561	$73,544

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Operations and Changes in Partners' Deficit (unaudited)
(in thousands, except per-unit data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Income:
Rental income	$3,299	$3,248	$6,547	$6,477
Other charges to tenants	761	944	1,687	1,838
Interest and dividend income	63	36	126	65
Total income	4,123	4,228	8,360	8,380

Operating expenses:
Interest expense (1)	3,183	2,940	6,313	5,935
Real estate taxes	743	726	1,485	1,447
Management fees (1)	154	180	302	333
Common area maintenance expenses	338	392	906	885
Ground rent (1)	194	181	387	383
Repairs and maintenance	85	121	180	210
General and administrative (1)	185	177	318	299
Depreciation	1,008	1,013	2,011	2,003
Amortization	17	37	37	64
Total operating expenses	5,907	5,767	11,939	11,559
Operating loss	(1,784)	(1,539)	(3,579)	(3,179)

Other loss:
Realized gain (loss) on investment securities	46	(8)	24	(26)
Loss from continuing operations	(1,738)	(1,547)	(3,555)	(3,205)

Discontinued operations:
Loss from operations of discontinued components	-	(135)	-	(206)
Gain on disposition of properties	-	-	-	1,474
Net loss	(1,738)	(1,682)	(3,555)	(1,937)

Partners' deficit:
Beginning of period	(41,664)	(34,312)	(39,822)	(33,870)
Net change in unrealized gain (loss) on investment securities	207	(11)	182	(198)

End of period	$(43,195)	$(36,005)	$(43,195)	$(36,005)

Net loss per unit	$(17.78)	$(17.20)	$(36.37)	$(19.82)
Weighted average units outstanding	97,752	97,752	97,752	97,752

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Cash Flows (unaudited)
(in thousands, except per-unit data)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,555)	$(1,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,048	2,079
Amortization of discount (1)	5,278	5,040
Net gain on disposition of properties	-	(1,474)
Realized (gain) loss on investment securities	(24)	26
Change in assets and liabilities
(Increase) decrease in tenant accounts receivable	(84)	25
Increase in unbilled rent receivable	(49)	(55)
Decrease in accounts receivable and other assets (1)	308	886
Increase (decrease) in accounts payable and other liabilities (1)	213	(90)
Decrease in deferred revenue	(76)	(140)
Net cash provided by operating activities	4,059	4,360

Cash flows from investing activities:
Disposition of properties	-	2,099
Improvements to rental property	(43)	(951)
Decrease in restricted cash	26	152
Purchase of investment securities	(1,881)	(1,323)
Sale of investment securities	1,894	1,013
Net cash (used in) provided by investing activities	(4)	990

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(4,025)	(5,832)
Increase in wraparound mortgages (1)	-	407
Increase in due to NPAEP (1)	-	56
Net cash used in financing activities	(4,025)	(5,369)

Increase (decrease) in cash and cash equivalents	30	(19)

Cash and cash equivalents:
Beginning of period	1,272	2,128

End of period	$1,302	$2,109

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$914	$1,047
Supplemental disclosure of non-cash investing and financing activities:
Note receivable arising from property sale transactions	$-	$300

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2009
(dollars in thousands)

Note 1:  Basis of Presentation

The accompanying unaudited Combined Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although NPAMLP believes that the included disclosures are adequate for a fair presentation.  The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented.  These Combined Condensed Financial Statements should be read in conjunction with the Combined Condensed Financial Statements and notes thereto filed with Form 10-K for the year ended December 31, 2008. Pursuant to Statement of Financial Accounting Standards No. 165, Subsequent Events (“FASB No. 165”), subsequent events have been evaluated through August 4, 2009, the date these financial statements were available to be issued, and there were no subsequent events to be reported.

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

Note 3:  Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party.  Management fees are paid exclusively to EBL&S and are included in the Combined Condensed Statements of Operations.  Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Condensed Balance Sheet at June 30, 2009. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (NPAEP) holds the Wraparound mortgages payable.  Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable.  Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable.  Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H.  Included within Accounts payable and other liabilities is $2,351 and $2,221 due to EBL&S at June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, NPAMLP had an outstanding line of credit (the NPAMLP Line) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties.  The line bears interest at a variable rate, based on the prime rate (3.25% at June 30, 2009), and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.  As of June 30, 2009, there were $194 of advances and $123 of related accrued interest due under the NPAMLP Line.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2009
(dollars in thousands)

In October 2007, NPAEP acquired from the unrelated third party owners, approximately 82% of the undivided interest in one of the parcels in Marquette, Michigan that is ground leased by NPAMLP. The terms of the ground lease were unchanged. As a result of the purchase, NPAEP receives $18 annually in ground rental payments from NPAMLP.

Note 4:  Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”).  The number of locations, gross leaseable area (“GLA”) and percentage of minimum rent for these tenants for the six-month period ended June 30, 2009 and 2008 are detailed in the table below.  As of June 30, 2009, Sears owed NPAMLP approximately $35 under its leases with NPAMLP.  Sun Microsystems and CVS had no outstanding balances due under its leases with NPAMLP at June 30, 2009.

	As of June 30, 2009			As of June 30, 2008
Tenant	No. Locations	GLA	% of Minimum Rent	No. Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	23%	1	249,832	23%
Sears	7	703,300	18%	7	703,300	19%
CVS	5	56,770	14%	5	56,770	14%

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
June 30, 2009
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

Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013.  Assuming no sales of Properties by NPAMLP in the interim period (2009 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $118,000.  As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s Managing General Partner agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG.  NPAMLP’s Managing General Partner determined that it is in the best interests of NPAMLP and its partners to do so.  The effect of these deeds and assignments is to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full).  Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable.  The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be.  The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2009
(dollars in thousands)

Note 7: Disposition of Property

In January 2008, NPAMLP sold the property in Yazoo City, Mississippi. As a result of this transaction, NPAMLP recognized a net gain on sale in the amount of $1,515. The sale generated $2,072 in net proceeds (excluding a 7% promissory note of $300 due in January 2013. This note was paid off by the buyer in March 2009), of which $2,000 was remitted to NPAEP and applied as a principal reduction on the balance of the wraparound mortgage.  The principal balance of the wraparound mortgage on the Yazoo City property, in the amount of $1,019, remains a liability of NPAMLP.  In March 2008, NPAMLP sold the remaining property in Wheelersburg, Ohio. As a result of this transaction, NPAMLP recognized a net loss on sale of $41.  The net proceeds from this transaction in the amount of $27 were retained by NPAMLP.  The principal balance of the wraparound mortgage on the Wheelersburg property, in the amount of $1,094, remains a liability of NPAMLP.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. NPAMLP has adopted FSP FAS 107-1, which did not have a significant impact on its combined condensed financial statements. See Note 9 for additional disclosures about fair value measurements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. NPAMLP has adopted FSP FAS 115-2, which did not have a significant impact on its combined condensed financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP is effective for interim reporting periods ending after June 15, 2009, and NPAMLP adopted it as of April 1, 2009. This FSP did not change NPAMLP’s fair value measurement techniques.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date. SFAS 165 is effective for interim reporting periods ending after June 15, 2009. NPAMLP has adopted SFAS 165, which did not have a material impact on its combined condensed financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”), which was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about (1) a transfer of its financial assets, (2) the effects of such a transfer on its financial position, financial performance, and cash flows, and (3) a reporting entity’s continuing involvement, if any, in the transferred financial assets. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. NPAMLP is currently evaluating the potential impact of the adoption of SFAS 166, but does not believe that it will have a material impact on its combined condensed financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2009
(dollars in thousands)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amended certain requirements of FIN 46R to improve financial reporting disclosure by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. NPAMLP is currently evaluating the potential impact of the adoption of SFAS 167 on its combined partnerships.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”), which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. On its effective date, SFAS 168 will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. NPAMLP is currently evaluating the potential impact of the adoption of SFAS 167, but does not believe that it will have a material impact on its combined condensed financial statements.

Note 9. Disclosure of Fair Value of Financial Instruments

Effective April 2009, NPAMLP adopted Financial Accounting Standards Board Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28-1). The FSP amends SFAS 107 to require disclosures about fair value of financial instruments in both interim and annual financial statements. This FSP also amends APB 28 to require those disclosures in summarized financial information at interim reporting periods.

The following disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at June 30, 2009 and December 31, 2008.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities (Level 1 hierarchy as defined by SFAS 157), receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2009 and December 31, 2008.

The fair value of the NPAMLP’s wraparound mortgages aggregate approximately $106 million and $105 million as of June 30, 2009 and December 31, 2008, respectively.  Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at June 30, 2009 and December 31, 2008.  The fair value of NPAMLP’s wraparound mortgages is estimated on a Level 3 hierarchy (as defined by SFAS No. 157).  In accordance with SFAS No. 107, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2009 and December 31, 2008.  Although NPAMLP is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

June 30, 2009
(dollars in thousands)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Net cash provided by and (used in) operating and investing activities for the six-month period ended June 30, 2009 was $4,059 and ($4), respectively.  Net cash used in financing activities was ($4,025).  As a result of the above, there was a $30 increase in cash and cash equivalents for the six months ended June 30, 2009.  The increase in cash was primarily due to realized gains in investment securities over the six-month period.

As of June 30, 2009, NPAMLP had an outstanding line of credit (the NPAMLP Line) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties.  The line bears interest at a variable rate, based on the prime rate (3.25% at June 30, 2009), and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.  As of June 30, 2009, there were $194 of advances and $125 of related accrued interest under the NPAMLP Line.

In April 2008, the third party underlying mortgage on the Marquette, Michigan property was refinanced.  As a result of this transaction, the balance of the wrap mortgage indebtedness was increased by $407 and proceeds in the amount of $407 will be used for capital improvements to the properties.

As of June 30, 2009, the third party underlying mortgages were current for all the properties.

As of June 30, 2009, NPAMLP was obligated for $29 in capital commitments, primarily relating to leasehold improvements.

Critical Accounting Policies

Other than the disclosure detailed in Note 9, there were no significant changes to NPAMLP’s critical accounting policies and estimates during the six-month period ended June 30, 2009.

Results of Operations

NPAMLP owned 24 properties at June 30, 2009 and June 30, 2008.

Loss from continuing operations increased for the six-month period ended June 30, 2009 versus June 30, 2008 by $350.  The increase in the loss from continuing operations was primarily due to the interest expense recognized on the balance of the wraparound mortgages on properties sold in prior years, as noted below. The increase in interest expense is net of a reduction in interest expense arising from changes in amortization of the discount on the wraparound mortgages due to changes in projected future cash flows on the wraparound mortgages.

In January 2008, NPAMLP sold the property in Yazoo City, Mississippi. As a result of this transaction, NPAMLP recognized a net gain on sale in the amount of $1,515. The sale generated $2,072 in net proceeds (excluding a 7% promissory note of $300 due in January 2013. This note was paid off by the buyer in March 2009), of which $2,000 was remitted to NPAEP and applied as a principal reduction on the balance of the wraparound mortgage. The principal balance of the wraparound mortgage on the Yazoo City property, in the amount of $1,019, remains a liability of NPAMLP. In March 2008, NPAMLP sold the remaining property in Wheelersburg, Ohio that was not sold in December 2007. As a result of this transaction, NPAMLP recognized a net loss on sale of $41. The net proceeds from this transaction in the amount of $27 were retained by NPAMLP. The principal balance of the wraparound mortgage on the Wheelersburg property, in the amount of $1,094, remains a liability of NPAMLP.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

June 30, 2009
(dollars in thousands)

Factors That May Influence Future Results of Operations

Economic Conditions.     In the United States, recent market and economic conditions have resulted in tighter credit conditions and limited growth through the first six months of 2009.  As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Since there are no balloon payments due on the third party underlying mortgages until 2012, NPAMLP has less exposure to these credit conditions. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our tenants and consequently, NPAMLP’s liquidity. If these market conditions continue, they may limit the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

June 30, 2009
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

National Property Analysts Master Limited Partnership
(Registrant)

Date:	August 6, 2009

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name:	Robert McKinney
Title:	President