Form 10-Q
period 2009-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2009-11-16
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2009
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes               ☐               No               ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at November 12, 2009
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Combined Condensed Financial Statements (Unaudited)

	Combined Condensed Balance Sheets - September 30, 2009 and December 31, 2008	1

	Combined Condensed Statements of Operations and Changes in Partners’ Deficit
	- Three and nine months ended September 30, 2009 and 2008	2

	Combined Condensed Statements of Cash Flows
	- Nine months ended September 30, 2009 and 2008	3

	Notes to Combined Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	11

Item 4 T.	Controls and Procedures.	11

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	Submission of Matters to a Vote of Security Holders.	12

Item 5.	Other Information.	12

Item 6.	Exhibits.	12

SIGNATURES

Signatures		13

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Balance Sheets
(in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Rental property, at cost:
Land	$7,582	$7,582
Buildings	107,139	107,066
Tenant-in-common property	22,662	22,662
	137,383	137,310
Less: accumulated depreciation	72,997	69,978
Rental property, net	64,386	67,332

Cash and cash equivalents	1,407	1,272
Restricted cash	127	63
Investment securities available for sale, at market	2,958	2,783
Tenant accounts receivable, net of allowance of $30 as of September 30, 2009 and December 31, 2008, respectively	26	55
Unbilled rent receivable	1,189	1,115
Accounts receivable and other assets (1)	535	924

Total assets	$70,628	$73,544

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$158,685	$164,738
Less: unamortized discount based on imputed interest rate of 12% (1)	51,573	59,561

Wraparound mortgages payable less unamortized discount (1)	107,112	105,177

Due to NPAEP (1)	3,248	3,248
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	3,206	2,784
Deferred revenue	133	213
Finance lease obligation	1,750	1,750

Total liabilities	115,643	113,366

Partners' deficit	(45,015)	(39,822)

Total liabilities and partners' deficit	$70,628	$73,544

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Operations and Changes in Partners' Deficit (unaudited)
(in thousands, except per-unit data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Income:
Rental income	$3,221	$3,148	$9,768	$9,625
Other charges to tenants	799	596	2,486	2,434
Interest and dividend income	48	12	174	77
Total income	4,068	3,756	12,428	12,136

Operating expenses:
Interest expense (1)	3,204	3,075	9,517	9,010
Real estate taxes	746	729	2,231	2,176
Management fees (1)	133	89	435	422
Common area maintenance expenses	338	325	1,244	1,210
Ground rent (1)	432	192	819	575
Repairs and maintenance	125	83	305	293
General and administrative (1)	109	146	427	445
Depreciation	1,008	1,014	3,019	3,017
Amortization	19	19	56	83
Total operating expenses	6,114	5,672	18,053	17,231
Operating loss	(2,046)	(1,916)	(5,625)	(5,095)

Other loss:
Realized gain (loss) on investment securities	286	(76)	310	(102)
Loss from continuing operations	(1,760)	(1,992)	(5,315)	(5,197)

Discontinued operations:
Loss from operations of discontinued components	-	(128)	-	(334)
Gain on disposition of properties	-	-	-	1,474
Net loss	(1,760)	(2,120)	(5,315)	(4,057)

Partners' deficit:
Beginning of period	(43,195)	(36,005)	(39,822)	(33,870)
Net change in unrealized gain (loss) on investment securities	(60)	(352)	122	(550)

End of period	$(45,015)	$(38,477)	$(45,015)	$(38,477)

Net loss per unit	$(18.00)	$(21.69)	$(54.37)	$(41.51)
Weighted average units outstanding	97,752	97,752	97,752	97,752

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Cash Flows (unaudited)
(in thousands, except per-unit data)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,315)	$(4,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,075	3,112
Amortization of discount (1)	7,988	7,675
Net gain on disposition of properties	-	(1,474)
Realized (gain) loss on investment securities	(310)	102
Change in assets and liabilities
Decrease in tenant accounts receivable	29	59
Increase in unbilled rent receivable	(74)	(82)
Decrease in accounts receivable and other assets (1)	333	881
Increase in accounts payable and other liabilities (1)	422	10
Decrease in deferred revenue	(80)	(200)
Net cash provided by operating activities	6,068	6,026

Cash flows from investing activities:
Disposition of properties	-	2,099
Improvements to rental property	(73)	(951)
(Increase) decrease in restricted cash	(64)	109
Purchase of investment securities	(3,840)	(2,596)
Sale of investment securities	4,097	1,523
Net cash provided by investing activities	120	184

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(6,053)	(7,753)
Increase in wraparound mortgages (1)	-	407
Increase in due to NPAEP (1)	-	56
Net cash used in financing activities	(6,053)	(7,290)

Increase (decrease) in cash and cash equivalents	135	(1,080)

Cash and cash equivalents:
Beginning of period	1,272	2,128

End of period	$1,407	$1,048

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,346	$1,544
Supplemental disclosure of non-cash investing and financing activities:
Note receivable arising from property sale transactions	$-	$300

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2009
(dollars in thousands)

Note 1:  Basis of Presentation

The accompanying unaudited Combined Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although NPAMLP believes that the included disclosures are adequate for a fair presentation.  The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented.  These Combined Condensed Financial Statements should be read in conjunction with the Combined Condensed Financial Statements and notes thereto filed with Form 10-K for the year ended December 31, 2008. Pursuant to FASB’s authoritative guidance,  subsequent events have been evaluated through November 10, 2009, the date these financial statements were available to be issued, and there were no subsequent events to be reported.

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

Note 3:  Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party.  Management fees are paid exclusively to EBL&S and are included in the Combined Condensed Statements of Operations.  Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Condensed Balance Sheet at September 30, 2009. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (NPAEP) holds the Wraparound mortgages payable.  Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable.  Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable.  Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H.  Included within Accounts payable and other liabilities is $2,397 and $2,221 due to EBL&S at September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, NPAMLP had an outstanding line of credit (the NPAMLP Line) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties.  The line bears interest at a variable rate, based on the prime rate (3.25% at September 30, 2009), and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.  As of September 30, 2009, there were $194 of advances and $125 of related accrued interest due under the NPAMLP Line.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2009
(dollars in thousands)

In October 2007, NPAEP acquired from the unrelated third party owners, approximately 82% of the undivided interest in one of the parcels in Marquette, Michigan that is ground leased by NPAMLP. The terms of the ground lease were unchanged. As a result of the purchase, NPAEP receives $18 annually in ground rental payments from NPAMLP.

Note 4:  Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”).  The number of locations, gross leaseable area (“GLA”) and percentage of minimum rent for these tenants for the nine-month period ended September 30, 2009 and 2008 are detailed in the table below.  As of September 30, 2009, Sears owed NPAMLP approximately $11 under its leases with NPAMLP.  Sun Microsystems and CVS had no outstanding balances due under its leases with NPAMLP at September 30, 2009.

	As of September 30, 2009			As of September 30, 2008
Tenant	No. Locations	GLA	% of Minimum Rent	No. Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	23%	1	249,832	23%
Sears	7	703,300	18%	7	703,300	19%
CVS	5	56,770	14%	5	56,770	14%

Note 5:  Future Interest Agreement

In March 2003, NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the “2003 Agreement”), in which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgages held by NPAEP and PVPG.  The terms of the 2003 Agreement provided that NPAEP and PVPG: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount (the reduction in the interest rate was evaluated by NPAMLP in accordance with FASB’s authoritative guidance, and was determined not to be a substantial modification of terms as defined therein); (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and (c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the agreement of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note.  In consideration for the above, NPAMLP will modify the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships.  In addition NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP’s right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2009
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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2009
(dollars in thousands)

In September 2009, the anchor tenant at the property in Kalamazoo, Michigan elected not to exercise a five year option to extend its lease, and accordingly the anchor tenant space will become vacant effective March 1, 2010.  Although there is no third party underlying indebtedness on the property, if NPAMLP is unable to find a new tenant NPAMLP may be unable to meet its obligations under the ground lease and the property may be lost due to a termination of the ground lease.

At September 30, 2009, cash was held in multiple accounts maintained at three separate financial institutions. At September 30, 2009 the total cash balance held at these institutions was approximately $1,457. These balances exceeded federally insured limits by approximately $853.

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

Note 8: Recent Accounting Pronouncements

In April 2009, the FASB issued authoritative guidance about Fair Value of Financial Instruments to require disclosures about the fair value of financial instruments for interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009. NPAMLP has adopted the FASB guidance, which did not have a significant impact on its combined condensed financial statements. See Note 9 for additional disclosures about fair value measurements.

In April 2009, the FASB issued authoritative guidance, which amended the other-than-temporary impairment guidance for debt and equity securities. The guidance was effective for interim and annual reporting periods ending after June 15, 2009. NPAMLP has adopted the FASB guidance, which did not have a significant impact on its combined condensed financial statements.

In April 2009, the FASB issued authoritative guidance for Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This guidance is effective for interim reporting periods ending after June 15, 2009, and NPAMLP adopted it as of April 1, 2009. This guidance did not change NPAMLP’s fair value measurement techniques.

In May 2009, the FASB issued authoritative guidance, which sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date. The guidance is effective for interim reporting periods ending after June 15, 2009. NPAMLP has adopted the provisions of the guidance, which did not have a material impact on its combined condensed financial statements.

In June 2009, the FASB issued authoritative guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about (1) a transfer of its financial assets, (2) the effects of such a transfer on its financial position, financial performance, and cash flows, and (3) a reporting entity’s continuing involvement, if any, in the transferred financial assets. The guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. NPAMLP is currently evaluating the potential impact of the adoption of the guidance, but does not believe that it will have a material impact on its combined condensed financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2009
(dollars in thousands)

In June 2009, the FASB issued authoritative guidance to improve financial reporting disclosure by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. NPAMLP is currently evaluating the potential impact of the adoption of the guidance on its combined partnerships, but does not believe that it will have a material impact on its combined condensed financial statements.

In the third quarter of 2009, NPAMLP adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).  The ASC is now the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”), other than guidance issued by the SEC.  The adoption of the ASC did not have any impact on NPAMLP’s combined condensed financial statements included herein.

In August 2009, the FASB issued Accounting Standards Update No 2009-05 (“ASC Update 2009-05”), an update to FASB ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC Update 2009-05 will become effective for NPAMLP’s annual combined condensed financial statements for the year ended December 31, 2009.  NPAMLP has not determined the impact that this update may have on its combined condensed financial statements.

Note 9. Disclosure of Fair Value of Financial Instruments

Effective April 2009, NPAMLP adopted the provisions of FASB’s authoritative guidance to require disclosures about fair value of financial instruments in both interim and annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods.

The following disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at September 30, 2009 and December 31, 2008.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2009 and December 31, 2008.

The fair value of the NPAMLP’s wraparound mortgages aggregate approximately $106 million and $105 million as of September 30, 2009 and December 31, 2008, respectively.  Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at September 30, 2009 and December 31, 2008.  In accordance with the guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2009 and December 31, 2008.  Although NPAMLP is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

September 30, 2009
(dollars in thousands)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Net cash provided by operating and investing activities for the nine-month period ended September 30, 2009 was $6,068 and $120, respectively.  Net cash used in financing activities was ($6,053).  As a result of the above, there was a $135 increase in cash and cash equivalents for the nine months ended September 30, 2009.  The increase in cash was primarily due to decreases in accounts receivable over the nine-month period.

At September 30, 2009, cash was held in multiple accounts maintained at three separate financial institutions. At September 30, 2009 the total cash balance held at these institutions was approximately $1,457. These balances exceeded federally insured limits by approximately $853.

As of September 30, 2009, NPAMLP had an outstanding line of credit (the NPAMLP Line) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties.  The line bears interest at a variable rate, based on the prime rate (3.25% at September 30, 2009), and has no expiration date. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.  As of September 30, 2009, there were $194 of advances and $125 of related accrued interest under the NPAMLP Line.

In April 2008, the third party underlying mortgage on the Marquette, Michigan property was refinanced.  As a result of this transaction, the balance of the wrap mortgage indebtedness was increased by $407 and proceeds in the amount of $407 will be used for capital improvements to the property.

As of September 30, 2009, the third party underlying mortgages were current for all the properties.

As of September 30, 2009, NPAMLP had no obligations for capital commitments.

Critical Accounting Policies

Other than the disclosure detailed in Note 9, there were no significant changes to NPAMLP’s critical accounting policies and estimates during the nine-month period ended September 30, 2009.

Results of Operations

NPAMLP owned 24 properties at September 30, 2009 and September 30, 2008.

Loss from continuing operations increased for the nine-month period ended September 30, 2009 versus September 30, 2008 by $118.  The increase in the loss from continuing operations was primarily due to higher ground rent expense and interest expense. The increase in ground rent is due to the settlement of ground rent participation. The increase in interest expense was primarily due to the interest expense recognized on the balance of the wraparound mortgages on properties sold in prior years, as noted below. The increase in interest expense is net of a reduction in interest expense arising from changes in amortization of the discount on the wraparound mortgages due to changes in projected future cash flows on the wraparound mortgages.

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

September 30, 2009
(dollars in thousands)

Factors That May Influence Future Results of Operations

Economic Conditions.     In the United States, recent market and economic conditions have resulted in tighter credit conditions and limited growth through the first nine months of 2009.  As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Since there are no balloon payments due on the third party underlying mortgages until 2012, NPAMLP has less exposure to these credit conditions. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our tenants and consequently, NPAMLP’s liquidity. If these market conditions continue, they may limit the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

Leasing Activity and Rental Rates.     During the next twelve months 15 leases (excluding the anchor tenant lease in Kalamazoo noted below), representing 7% of the net leasable square footage of all NPAMLP properties, are scheduled to expire. The amount of net rental income generated by NPAMLP properties depends principally on the ability to maintain the occupancy rates of currently leased space and to lease currently available space, and space available from unscheduled lease terminations. The amount of rental income generated also depends on the ability to maintain or increase rental rates at the properties. Negative trends in one or more of these factors could adversely affect rental income in future periods.

In September 2009, the anchor tenant at the property in Kalamazoo, Michigan elected not to exercise a five year option to extend its lease, and accordingly the anchor tenant space will become vacant effective March 1, 2010.  Although there is no third party underlying indebtedness on the property, if NPAMLP is unable to find a new tenant NPAMLP may be unable to meet its obligations under the ground lease and the property may be lost due to a termination of the ground lease.

Tenant Credit Risk. In the event of a tenant default, NPAMLP may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. NPAMLP management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. If economic conditions persist or deteriorate further, NPAMLP may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect NPAMLP’s future net income and cash flows and could have a material adverse effect on NPAMLP’s financial condition.

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

September 30, 2009
(dollars in thousands)

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

National Property Analysts Master Limited Partnership
(Registrant)

Date:	November 12, 2009

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name:	Robert McKinney
Title:	President