Form 10-K
period 2009-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2010-03-29
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
Commission File Number	000-24816

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

230 S. Broad Street, Mezzanine, Philadelphia, Pennsylvania  19102
(Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code: (215)790-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on
which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                  Yes ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                   Yes ☐     No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                                                   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer ☐

Non-Accelerated Filer	☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant:   N/A

DOCUMENTS INCORPORATED BY REFERENCE

Part I	Part II	Part III	Part IV
(None)	(None)	(None)	Exhibits from Form 10
Registration Statement filed on July 14, 1994;
Form 10-K Annual Reports filed on April 1, 1996 and March 31, 2003;
and Form 10-Q Quarterly Report;
November 11, 2003 -
Commission file Number 0-24816.

INDEX

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. Management does not intend to update these forward-looking statements, except as required by law. In accordance with the provisions of the Litigation Reform Act, we are making the limited partners aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, and any exhibits to this Form 10-K. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which NPAMLP may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; the ability to attract and retain tenants at market rates; interest rates and cost of borrowing; management’s ability to maintain and improve cost efficiency of operations; changes in economic conditions, political conditions,  and other factors that are set forth in the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

iii

PART I

Item 1.  Business

I.  Summary

The following summary is qualified in its entirety by the more detailed information and financial statements appearing elsewhere in the Annual Report.  Reference is made to the Glossary, which appears at the end of this Item for the definition of certain capitalized terms used in the Summary and elsewhere in this Report.

A.  The Master Limited Partnership

National Property Analysts Master Limited Partnership (“NPAMLP”) was organized under the Delaware Revised Uniform Limited Partnership Act in January, 1990 as part of a consolidation of the operation of properties owned by certain limited partnerships (the “Partnerships”) previously sponsored by National Property Analysts, Inc. and its affiliates (“NPA”).  The term of NPAMLP will continue until December 31, 2013, unless sooner terminated in accordance with the terms of the limited partnership agreement of NPAMLP (the “Partnership Agreement”).  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement.”

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

C.  The Properties and Indebtedness Secured by the Properties

NPAMLP owns 24 properties, inclusive of tenant-in-common (“TIC”) interests, as of December 31, 2009, which consist primarily of shopping centers and free standing, single tenant retail stores (the “Properties”).  The Properties are subject to certain indebtedness, which was incurred in connection with the acquisition of the Properties by the Partnerships.  See “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.”

D.  NPAMLP Objectives and Policies

NPAMLP intends to hold the Properties until such time as it is deemed prudent to dispose of the Properties.  However, the Partnership in accordance with the terms of the Partnership Agreement will terminate on December 31, 2013.  See further discussion under “II. NPAMLP Objectives and Policies”, below; see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement.”

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

H.  Compensation to the General Partner and Affiliates

The Managing General Partner will receive certain compensation for its services including reimbursement of certain of its expenses and the Equity Partner will receive a portion of Cash Flow from Operations and Proceeds of Sales of the Properties.  An affiliate of the Managing General Partner will receive a management fee for managing the Properties and a leasing fee for obtaining or renewing leases.  See “Item 13.  Certain Relationships and Related Party Transactions - I. Compensation and Fees.”

I.  Fiscal Year

NPAMLP's fiscal year begins on January 1 and ends on December 31 of each year.

II. NPAMLP Objectives and Policies

A.  NPAMLP Objectives

NPAMLP intends to hold the Properties until such time as it is deemed prudent to dispose of one or more or all of the Properties.  The precise timing of disposition of Properties is at the discretion of the Managing General Partner.  However, the Partnership in accordance with the terms of the Partnership Agreement is expected to terminate not later than December 31, 2013.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement.”

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

The objectives of NPAMLP are to implement effective management, leasing, cost control and capital improvement policies and techniques with respect to the Properties, to: (i) preserve and protect NPAMLP's Properties in order to avoid the loss of any Properties to foreclosure; (ii) enhance the potential for appreciation in the value of NPAMLP's Properties; and (iii) eventually provide Cash Flow from Operations.  It is not anticipated that NPAMLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.

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

NPAMLP's primary Anchor Tenants are Sun Microsystems, Sears Holdings  Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”), which in 2009 accounted for approximately 23%, 18% and 14%, respectively, of the rental income received by NPAMLP.  As of December 31, 2009, NPAMLP had 1 lease with Sun Microsystems for approximately 250,000 square feet.  The rent per square foot for the Sun Microsystems lease as of December 31, 2009, was $49.90.  As of December 31, 2009, no balance was due from Sun Microsystems under its lease.  As of December 31, 2009, NPAMLP had 7 leases with Sears aggregating approximately 704,000 square feet.  NPAMLP’s average rent per square foot for all of the Sears leases as of December 31, 2009, was $3.32.  As of December 31, 2009, $92,000 was due from Sears under four (4) of its leases. As of December 31, 2009, NPAMLP had 5 leases with CVS aggregating approximately 57,000 square feet.  NPAMLP’s average rent per square foot for all of the CVS leases as of December 31, 2009, was $31.16.  As of December 31, 2009, there were no amounts due from CVS under its leases.

The Managing General Partner has had periodic discussions with representatives of Sears to review and discuss with them their plans for the various Sears stores.  In the past, in instances where Sears stores were determined to be undersized and inadequate to accommodate Sears’ current needs, expansions of the existing facilities were undertaken wherever possible. Other than noted below, management is currently unaware of any plans of Sears, or any of its other Anchor Tenants, to expand or close any of their stores owned by NPAMLP, although there can be no assurance that Sears, or any other Anchor Tenant, will not close stores in the future.

In 2010, the current lease terms of four Anchor Tenant spaces are scheduled to mature.  The Anchor Tenant at the Kalamazoo, MI property has already indicated it will not exercise an option to renew that lease.  All of the three other Anchor Tenant leases have renewal options available.  Management believes that although the lease option rates for these leases are favorable to the Anchor Tenants, there can be no assurance that the tenants will exercise their renewal options. If the Anchor Tenants elect not to exercise a renewal option, management will endeavor to re-tenant the properties with comparable tenants at rental rates equal to or higher than the existing rate. In the current economic environment it is difficult to predict the availability of replacement tenants or the timing of that replacement (See “Item 2. – Properties”, Schedule 3).

2.  Local Tenants

Marketing of Local Tenant space is accomplished through signage, direct mailing, advertisements and through coordinated listings with local leasing brokers.

The NPAMLP Properties' occupancy rate for Local Tenant space is 64% at December 31, 2009. The lease terms for Local Tenant space typically range from 1 to 3 years.  The competitive conditions applicable to Local Tenant space vary from Property to Property.  However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to NPAMLP Properties, is typically a function of NPAMLP's rental rates as compared to the local market.  However, in instances where a multi-tenant Property has Anchor Tenant space and the Anchor Tenant space is vacant (at December 31, 2009, one Shopping Center Property has Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

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

“Threshold Amount” shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties.  As of December 31, 2009, approximately $36,602,000 had been applied in reduction of the Threshold Amount.

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

Item 1 (A). Risk Factors

Not applicable

Item 1 (B). Unresolved Staff Comments

None

Item 2.    Properties

NPAMLP's Properties consist primarily of shopping centers and freestanding, single tenant retail stores.  As of December 31, 2009, NPAMLP owned and operated 24 Properties located in 14 states, with 57% of the Properties being Single Tenant Properties and 43% being Shopping Center Properties.

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

Schedule 1

Description of Property Tenant Information

			Total	Average
Property	Total	Occupancy	Minimum	Rent
Location	GLA (a)	Rate	Rent (b)	PSF (c)

Cottage Grove, MN	114,609	82.0%	$848,685	$9.00
Dunmore, PA	26,475	100.0%	78,696	2.97
East Haven, CT	52,852	55.3%	297,450	10.17
Federal Way, WA	37,560	100.0%	45,000	1.20
Grand Rapids, MI	10,880	100.0%	378,071	34.75
Huntsville, AL	104,000	100.0%	244,400	2.35
Independence, MO	134,634	96.3%	367,482	2.83
Kalamazoo, MI	120,958	74.7%	299,326	3.31
Lake Mary, FL	107,400	100.0%	859,200	8.00
Lawnside, NJ	102,552	100.0%	544,634	5.31
Lawndale, CA	14,813	100.0%	324,024	21.87
Marquette, MI	248,256	95.0%	1,239,111	5.25
Maryville, MO	35,179	100.0%	124,264	3.53
North Augusta, SC	109,134	95.3%	378,200	3.64
O' Fallon, MO	91,061	97.8%	344,354	3.87
Oak Lawn, IL	159,233	100.0%	1,116,834	7.01
Philadelphia, PA	128,006	100.0%	558,250	4.36
Painesville, OH	10,125	100.0%	188,777	18.64
Rockville, MD (d)	10,880	100.0%	521,718	58.48
San Jose, CA (e)	249,832	100.0%	2,979,459	49.90
Seven Hills, OH	121,677	100.0%	318,595	2.62
Taylorville, IL	43,127	100.0%	242,719	5.63
Urbana, IL	55,531	18.8%	65,913	6.30
Waverly, OH	8,834	100.0%	77,006	8.80

(a)  Gross Leasable Area.
(b)  Based on leases in effect as of December 31, 2009.
(c)  Based on occupied space.
(d)  NPAMLP owns an 82% interest in this property.  Minimum rent amounts reflects NPAMLP’s percentage ownership.
(e)  NPAMLP owns a 23.9% tenant-in-common interest in this property.  Minimum rent amounts reflects NPAMLP’s  percentage ownership.

Schedule 1, Continued

Description of Property Tenant Information

Major Tenant Information

					Remaining
Property			Annual	Lease	Tenant
Location	Major Tenant Name	GLA (a)	Rent	Expiration	Options

Cottage Grove, MN	Rainbow Foods	70,130	$606,624	07/11/16	6 / 5 YR
Dunmore, PA	Price Chopper	26,475	78,696	11/30/10	2 / 5 YR
East Haven, CT	AutoZone	9,700	147,925	02/28/13	1 / 5 YR
Federal Way, WA	Safeway	37,560	45,000	10/31/13	4 / 5 YR
Grand Rapids, MI	CVS	10,880	378,071	01/31/24	10 / 5 YR
Huntsville, AL	Kmart	104,000	244,400	11/30/10	4 / 5 YR
Independence, MO	Kmart	116,799	308,634	03/31/15	8 / 5 YR
Kalamazoo, MI	Kmart	84,180	248,770	02/28/10	8 / 5 YR
Lake Mary, FL	Gander Mountain Sports	107,400	859,200	05/31/21	4 / 5 YR
Lawnside, NJ	Sears	102,552	544,634	09/30/25	10 / 5 YR
Lawndale, CA	CVS	14,813	324,024	05/31/13	10 / 5 YR
Marquette, MI	Kohl's Department Stores, Inc.	85,480	170,960	11/30/24	9 / 5 YR
	Younker's	44,068	92,543	10/22/11	None
	J.C. Penney	33,996	118,286	02/29/12	4 / 5 YR
Maryville, MO	J.C. Penney	22,060	65,502	10/31/11	1 / 5 YR
North Augusta, SC	Riverfront Antique Mall	103,964	378,200	Various	None
O' Fallon, MO	Kmart	83,061	279,415	11/30/10	9 / 5 YR
Oak Lawn, IL	Home Depot	104,622	530,000	01/31/28	5 / 5 YR
	Jewel Foods	58,575	586,834	01/03/14	1 / 5 YR
Philadelphia, PA	Kmart	91,033	388,500	03/31/12	8 / 5 YR
	Supremo Foods	36,973	168,000	06/30/35	None
Painesville, OH	CVS	10,125	188,777	01/31/19	6 / 5 YR
Rockville, MD (b)	CVS	10,880	521,718	01/31/24	10 / 5 YR
San Jose, CA (c)	Sun Microsystems	249,832	2,979,459	05/31/13	2 / 5 YR
Seven Hills, OH	Kmart	121,677	318,595	08/31/12	7 / 5 YR
Taylorville, IL	Grandview Retail Stores	27,958	120,000	03/31/18	None
	CVS	10,069	81,319	03/31/12	4 / 5 YR
Urbana, IL	Dollar General	6,264	39,000	10/31/12	None
Waverly, OH	None	N/A	N/A	N/A	N/A

(a)  Gross Leasable Area
(b)  NPAMLP owns an 82% interest in this property.  Annual rent amount reflects NPAMLP’s percentage ownership.
(c) NPAMLP owns a 23.9% tenant-in-common interest in this property.  Annual rent amount reflects NPAMLP’s percentage ownership.
N/A -  Not Applicable

Schedule 2

Tenant Lease Expirations

			2010			2011
		Total
Property	Total	Minimum	# of	Minimum		# of	Minimum
Location	GLA (a)	Rent (b)	Tenants	Rent	GLA (a)	Tenants	Rent	GLA (a)

Cottage Grove, MN	114,609	$848,685	1	$29,400	2,700
Dunmore, PA	26,475	78,696	1	78,696	26,475
East Haven, CT	52,852	297,450
Federal Way, WA	37,560	45,000
Grand Rapids, MI	10,880	378,071
Huntsville, AL	104,000	244,400	1	244,400	104,000
Independence, MO	134,634	367,482
Kalamazoo, MI	120,958	299,326	1	248,770	84,180
Lake Mary, FL	107,400	859,200
Lawnside, NJ	102,552	544,634
Lawndale, CA	14,813	324,024
Marquette, MI	248,256	1,239,111	6	175,116	12,646	8	$254,374	65,486
Maryville, MO	35,179	124,264				2	82,064	27,104
North Augusta, SC	109,134	378,200
O' Fallon, MO	91,061	344,354	1	279,415	83,061	1	34,939	3,000
Oak Lawn, IL	159,233	1,116,834
Philadelphia, PA	128,006	558,250
Painesville, OH	10,125	188,777
Rockville, MD	10,880	521,718
San Jose, CA	249,832	2,979,459
Seven Hills, OH	121,677	318,595
Taylorville, IL	43,127	242,719	1	14,400	2,100	2	27,000	3,000
Urbana, IL	55,531	65,913	1	11,813	1,750	1	8,100	1,050
Waverly, OH	8,834	77,006	1	17,200	2,000

Totals	2,097,608	$12,442,868	14	$1,099,210	318,912	14	$406,477	99,640

Annual % to Total				8.8%	15.2%		3.3%	4.8%
Cumulative %				8.8%	15.2%		12.1%	20.0%

(a)  Gross Leasable Area.
(b)  Based on leases in effect as of December 31, 2009.

Schedule 2, Continued

Tenant Lease Expirations

			2012			2013
		Total
Property	Total	Minimum	# of	Minimum		# of	Minimum
Location	GLA (a)	Rent (b)	Tenants	Rent	GLA (a)	Tenants	Rent	GLA (a)

Cottage Grove, MN	114,609	$848,685				1	$37,899	6,075
Dunmore, PA	26,475	78,696
East Haven, CT	52,852	297,450				1	147,925	9,700
Federal Way, WA	37,560	45,000				1	45,000	37,560
Grand Rapids, MI	10,880	378,071
Huntsville, AL	104,000	244,400
Independence, MO	134,634	367,482	2	$22,848	3,000	1	36,000	9,840
Kalamazoo, MI	120,958	299,326
Lake Mary, FL	107,400	859,200
Lawnside, NJ	102,552	544,634
Lawndale, CA	14,813	324,024
Marquette, MI	248,256	1,239,111	8	310,373	44,253	1	53,960	2,840
Maryville, MO	35,179	124,264	1	12	2,450	1	42,188	5,625
North Augusta, SC	109,134	378,200
O' Fallon, MO	91,061	344,354
Oak Lawn, IL	159,233	1,116,834
Philadelphia, PA	128,006	558,250	1	338,500	91,033
Painesville, OH	10,125	188,777
Rockville, MD	10,880	521,718
San Jose, CA	249,832	2,979,459				1	3,347,503	249,832
Seven Hills, OH	121,677	318,595	1	318,595	121,677
Taylorville, IL	43,127	242,719	1	81,319	10,069
Urbana, IL	55,531	65,913	2	46,000	7,664
Waverly, OH	8,834	77,006

Totals	2,097,608	$12,442,868	16	$1,117,647	280,146	7	$3,710,475	321,472

Annual % to Total				9.0%	13.4%		29.8%	15.3%
Cumulative %				21.1%	33.4%		50.9%	48.7%

(a)  Gross Leasable Area.
(b)  Based on leases in effect as of December 31, 2009.

Schedule 3

Third Party Underlying Obligations

				Principal
Property		Mortgage	Interest	Balance at
Location	Mortgagee(s)	Type	Rate	12/31/09

Cottage Grove, MN	IDS Life Insurance	1st	5.55%	3,874,182
Dunmore, PA	NONE
East Haven, CT	NONE
Federal Way, WA	NONE
Grand Rapids, MI	Wells Fargo Bank Northwest, N.A.	1st	7.77%	2,175,352
Huntsville, AL	NONE
Independence, MO	NONE
Kalamazoo, MI	NONE
Lake Mary, FL	Citigroup Capital Markets Group	1st	5.67%	5,803,297
Lawndale, CA	Wells Fargo Bank Northwest, N.A.	1st	6.04%	3,658,138
Lawnside, NJ	Wachovia Securities	1st	8.71%	3,891,566
Marquette, MI	Associated Commercial Bank	1st	6.33%	4,866,677
Maryville, MO	NONE
North Augusta, SC	NONE
O' Fallon, MO	NONE
Oak Lawn, IL	NONE
Painesville, OH	Credit Suisse First Boston	1st	6.48%	1,323,427
Philadelphia, PA	Kin Properties	1st	9.25%	182,811
Rockville, MD (a)	Wells Fargo Bank Northwest, N.A.	1st	7.77%	3,003,514
San Jose, CA (b)	Lehman Ali Inc.	1st	12.50%	21,854,925
Seven Hills, OH	B & K Properties	1st	9.75%	701,607
Taylorville, IL	NONE
Urbana, IL	NONE
Waverly, OH	NONE

(a)  NPAMLP owns an 82% interest in the property.  Loan balance reflects NPAMLP’s percentage ownership.
(b)  NPAMLP owns a 23.9% tenant-in-common interest in this property. Loan balance reflects NPAMLP’s percentage ownership.

Schedule 3, Continued

Third Party Underlying Obligations

				Ownership
			Annual	Interest
Property		Mortgage	Debt	Fee/
Location	Mortgagee(s)	Type	Service	Leasehold

Cottage Grove, MN	IDS Life Insurance	1st	364,697	Fee
Dunmore, PA	NONE			Leasehold
East Haven, Ct	NONE			Fee
Federal Way, WA	NONE			Fee
Grand Rapids, MI	Wells Fargo Bank Northwest, N.A.	1st	378,071	Fee
Huntsville, AL	NONE			Leasehold
Independence, MO	NONE			Fee
Kalamazoo, MI	NONE			Leasehold
Lake Mary, FL	Citigroup Capital Markets Group	1st	416,520	Fee
Lawndale, CA	Wells Fargo Bank Northwest, N.A.	1st	324,000	Leasehold
Lawnside, NJ	Wachovia Securities	1st	543,005	Fee
Marquette, MI	Associated Commercial Bank	1st	402,318	Leasehold
Maryville, MO	NONE			Leasehold
North Augusta, SC	NONE			Leasehold
O' Fallon, MO	NONE			Fee
Oak Lawn, IL	NONE			Leasehold
Painesville, OH	Credit Suisse First Boston	1st	188,777	Fee
Philadelphia, PA	Kin Properties	1st	395,220	Leasehold
Rockville, MD (a)	Wells Fargo Bank Northwest, N.A.	1st	521,718	Fee
San Jose, CA (b)	Lehman Ali Inc.	1st	2,964,532	Fee
Seven Hills, OH	B & K Properties	1st	263,917	Leasehold
Taylorville, IL	NONE			Fee
Urbana, IL	NONE			Fee
Waverly, OH	NONE			Fee

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

As of December 31, 2009, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.

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

B.  Third Party Debt Service

As of December 31, 2009, the Third Party Underlying Obligations were current for all the Properties.  See “Item 7. Management’s Discussion and Analysis of Financial Condition - II Critical Accounting Policies.”

C.  Working Capital

As of December 31, 2009, NPAMLP has working capital of approximately $3,156,000 excluding amounts due to the Managing General Partner and the Pension Groups of $2,382,000 and $3,292,000, respectively. In 2009, NPAMLP’s operations resulted in a $485,000 reduction in cash. This reduction was primarily due to a $237,000 settlement with a ground lessor for participation due in prior years on certain leases.  In addition, additional vacancy at the property in Kalamazoo, Michigan contributed to the reduction in cash. NPAMLP's property operating budget for 2010, excluding capital expenditures, audit fees and certain insurance costs, projects negative cash flow of approximately $391,000. The budgeted negative cash flow is primarily the result of recent tenant vacancy at two properties, including the Anchor Tenancy vacancy discussed above in Item I, Anchor Tenants. Management is endeavoring to lease the vacant space, however the current economic environment will, in all probability, lengthen the time to do so. Management believes however that NPAMLP has sufficient working capital to meet its operating needs.

To date, NPAMLP has replenished its working capital reserves through the sale of Properties.  This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage.  They have agreed in certain instances to release their liens and provide proceeds from the sale to NPAMLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties.  Although the Second Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard currently is expected by management, although there can be no assurance that such Second Mortgage lenders will not change their behavior in the future.  Pursuant to the 2003 Agreement (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement”), the holders of the Wrap Mortgages are obligated to release their mortgages in the event of a sale of Property. As of December 31, 2009, the Managing General Partner has advanced approximately $2,382,000 to NPAMLP but may require the repayment of the advances for its own operational needs.

D.  Loan Obligations

Although all the Third Party Underlying Obligations on which balloon payments have become due to date have ultimately been refinanced, there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. In the event that NPAMLP is not able to obtain refinancing commitments from alternative lenders or loan extensions from the lenders holding the existing Third Party Underlying Obligations, the properties could be lost to foreclosure. For the year ended December 31, 2010, there are no balloon payments due on the Third Party Underlying Mortgage Obligations. See “Item 2. Properties.”

E.  Capital Requirements

The average age of the Properties owned by NPAMLP is in excess of 20 years.  Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties.  At December 31, 2009, there were no capital commitments for repairs to the Properties. During 2009, NPAMLP had an outstanding line of credit with E&H Properties of Delaware, Inc., an affiliate of NPA (“EHD”), under which EHD would advance up to $2.5 million to NPAMLP for purposes of making Capital and Tenant Improvements (the “NPAMLP Line”). Pursuant to the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. At December 31, 2009, availability under the EHD Firstrust Line permitted EHD to borrow up to $1,394,000 which it can loan to NPAMLP.

Amounts advanced pursuant to the NPAMLP Line bear interest at the Prime Rate as published in the Wall Street Journal’s “Money Rates” section (3.25% at December 31, 2009).

In 1999, EHD secured a line of credit with Firstrust Bank of Conshohocken, PA (“Firstrust Bank”), which will enable EHD to fund the NPAMLP Line in order to finance Capital and Tenant Improvements (the “EHD Firstrust Line”).  At December 31, 2009 there is $4,298,000 due under the EHD Firstrust Line. Pursuant to the promissory note executed with respect to the EHD Firstrust Line (the “Firstrust Note”), the amounts advanced pursuant to the Firstrust Note bear interest at the Prime Rate as published in the Wall Street Journal’s “Money Rates” section (the “EHD Firstrust Borrowing Rate”).  The EHD Firstrust Borrowing Rate at December 31, 2009 is 3.25%.

The Firstrust Note is secured by an assignment of certain Wrap Notes and Second Mortgages and certain Guaranty and Suretyship Agreements executed by EBL&S Property Management, Inc. and Edward B. Lipkin.  Additionally, the Firstrust Note contains a confession of judgment against EHD and the Guaranty and Suretyship Agreements contain a confession of judgment against EBL&S Property Management, Inc. and Edward B. Lipkin. At December 31, 2009, $194,000 has been advanced and $126,000 in accrued interest was due under the NPAMLP Line.

F.  Tenant Improvements

The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates.  Many of these tenants insist on substantial tenant improvement contributions from landlords.  In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases.  For the year ending December 31, 2009, there were no rental abatements.

II.  Critical Accounting Policies

NPAMLP uses estimates and assumptions that can have a significant effect on the amounts that are reported in its financial statements.  Management believes the following are its most significant accounting policies as they may require a higher degree of judgment and estimation.

Rental Properties:  Rental properties are stated at original cost.  Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years and 15 to 39 years, respectively. In accordance with FASB authoritative guidance, rental properties are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of rental properties is measured by comparison of the carrying amount of the properties to future net cash flows expected to be generated by the properties or to an appraised amount. The determination of future undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact NPAMLP’s net income.  If any property is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair value.  Properties to be disposed are reported at the lower of the carrying amount or the fair value less costs to sell.

Rental income:  Rental income is recognized on a straight-line basis over the terms of the respective leases.  Unbilled rent receivable represents the amount by which the straight-line rentals exceed the current rent collectible under the payment terms of the lease agreements.  Percentage rent represents rental income that the tenant pays based on a percentage of its sales, either as a percentage of total sales or as a percentage of sales in excess of a threshold amount. Percentage rent and tenant pass-through charges including common area maintenance, real estate taxes and property insurance are recognized in income when earned.

Discount on wraparound mortgages:  The discount on wraparound mortgages represents the difference between the present value of mortgage payments at the stated interest rate of 4.1% and the imputed rate of 12%.  NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows.  The resultant increase or decrease in the discount is recorded as interest expense in the year of the adjustment. The discount is amortized using the interest method over the terms of the mortgages and is recorded as interest expense.  In accordance with the FASB authoritative guidance, NPAMLP accounts for the unamortized discount on wraparound mortgages related to wraparound mortgages that have been extinguished as losses or gains in the period of extinguishment.

Fair value of Financial Instruments:  The FASB’s authoritative guidance requires disclosure of the fair value of certain financial instruments.  Cash, investment securities, tenant accounts receivable, accounts payable and other liabilities as reflected in the combined financial statements of NPAMLP approximate fair value because of the short-term maturity of these instruments. In accordance with this guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate.

III. Factors That May Influence Future Results of Operations

A.   Real Estate Valuation

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

B.   Leasing Activity and Rental Rates

During the next twelve months 14 leases representing 8.8% of the net leasable square footage of all NPAMLP properties, are scheduled to expire. The amount of net rental income generated by NPAMLP properties depends principally on the ability to maintain the occupancy rates of currently leased space and to lease currently available space, and space available from unscheduled lease terminations. The amount of rental income generated also depends on the ability to maintain or increase rental rates at the properties. Negative trends in one or more of these factors could adversely affect rental income in future periods.

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

C.   Tenant Credit Risk

In the event of a tenant default, NPAMLP may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. NPAMLP management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. If economic conditions persist or deteriorate further, NPAMLP may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect NPAMLP’s future net income and cash flows and could have a material adverse effect on NPAMLP’s financial condition

IV. Results of Operations

A.  Property Dispositions and Acquisitions During Fiscal 2008

NPAMLP owned 24 properties at December 31, 2009 and December 31, 2008.  There were no property dispositions in 2009. See “Item 1. Business - II. NPAMLP Objectives and Policies - B. Competition for Tenants - Anchor Tenants.”

In January 2008, NPAMLP sold the property in Yazoo City, Mississippi. As a result of this transaction, NPAMLP recognized a net gain on sale in the amount of $1,515,000. The sale generated $2,072,000 in net proceeds (excluding a 7% promissory note of $300,000 due in 2013. This note was paid off in full in March 2009), of which $2,000,000 were remitted to NPAEP and applied as a principal reduction on the balance of the wraparound mortgage. The principal balance of the wraparound mortgage on the Yazoo City property, in the amount of $1,019,000, remains a liability of NPAMLP. In March 2008, NPAMLP sold the remaining property in Wheelersburg, Ohio that was not sold in December 2007. As a result of this transaction, NPAMLP recognized a net loss on sale of $41,000. The net proceeds from this transaction in the amount of $27,000 were retained by NPAMLP. The principal balance of the wraparound mortgage on the Wheelersburg property, in the amount of $1,094,000, remains a liability of NPAMLP.

B.  Full Fiscal Years

Over the two year period ended December 31, 2009, NPAMLP disposed of 2 Properties and did not acquire any properties.  The numbers of Properties acquired and disposed of by year are as follows:

	2009	2008

Beginning of year	24	26

Properties acquired	0	0

Properties disposed	0	(2)

End of year	24	24

The disposition of Properties resulted in “Gain on disposition of properties, net, as reflected in the financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Critical Accounting Policies”.

The following table reflects the operating results (in thousands) for NPAMLP for the years ended December 31, 2009 and December 31, 2008, excluding the operating results for the 2 properties that were disposed of during the two year period.  The table is presented in order to facilitate an understanding of the operating results and trends of NPAMLP.

	(in Thousands)
	2009	2008
Income:
Rental income	$13,042	$12,816
Other charges to tenants	3,242	3,283
Interest income	236	137
Total income	16,520	16,236

Operating expenses:
Interest expense	12,313	11,466
Other operating expenses	6,863	6,843
Depreciation and amortization	4,104	4,108
Total operating expense	23,280	22,417

Operating loss	$(6,760)	$(6,181)

The increase in rental income and other charges in 2009 is primarily due to a increase in recognized revenue as a result of scheduled rent increases from the Anchor Tenants at the Oak Lawn, Illinois and San Jose, California properties. This was partially offset by local tenant vacancies at the Kalamazoo, Michigan property.

The increase in Interest expense is due to primarily due to a reduction in interest expense in 2008. NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows.  In 2008, the resultant increase in the discount resulted in a reduction to interest expense in that year. (see “II. Critical Accounting Policies”).

V.  Tabular Disclosure of Contractual Obligations

Not applicable

VI.   Indebtedness Secured by the Properties

The Properties are subject to certain indebtedness that was incurred in connection with the acquisition of the Properties by the Partnerships.  As of December 31, 2009, the aggregate indebtedness of NPAMLP pursuant to the Wrap Mortgages was approximately $157 million, of which approximately $51 million constituted indebtedness under the Third Party Underlying Obligations and $8 million constituted indebtedness under the Second Mortgages.  As of December 31, 2009, the aggregate historical cost of the Properties securing the indebtedness of NPAMLP mortgages was approximately $137 million.  The original acquisition of the Properties by the Partnerships was typically structured as set forth below.

Typically, NPA acquired a Property from an unaffiliated seller.  NPA thereafter sold the Property to a Pension Group.  The Partnership acquired the Property from the Pension Group.In both the original acquisition and the purchase by the Pension Group, the purchasers (i.e., NPA and the Pension Group) took the Properties subject to existing mortgages in favor of the sellers or unaffiliated third parties.  Consequently, as a general matter, at the time it was acquired by the Partnership, each Property was subject to a Third Party Underlying Obligation and a Second Mortgage.

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

The Properties whose ownership was combined in NPAMLP remain subject to the Third Party Underlying Obligations, Second Mortgages and Wrap Mortgages incurred in connection with the acquisition of the Properties.  However, the Wrap Mortgages and Second Mortgages have been restructured pursuant to the Restructuring Agreement. See “ Section V. C. The Wrap Mortgages” below

A.  Third Party Underlying Obligations

Information relating to the Third Party Underlying Obligations is included in Schedule 3, which appears under “Item 2. Properties” above.

B.  The Second Mortgages and Notes

Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages.  The outstanding principal balance of the Second Mortgages as of December 31, 2009, was approximately $8 million.  The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

C.  The Wrap Mortgages

The Wrap Mortgages represent an obligation of NPAMLP and a lien against the Properties in favor of the NPAEP.  The lien is subordinate to the Third Party Underlying Obligations and the Second Mortgages, if any.

The Restructuring Agreement amended and restructured each Wrap Note to provide that each Wrap Note would consist of the obligation to pay two principal balances, an interest-bearing principal balance equal to the original principal indebtedness when the Wrap Note was first executed and delivered by the Partnership less amounts of principal, if any, paid prior to January 1, 1990, and an non-interest bearing principal balance equal to the amount of interest accrued and unpaid under the Wrap Note prior to January 1, 1990.  The Restructuring Agreement adjusted the interest rate on the Wrap Notes in such a way that the interest bearing principal balance earns interest at a rate elected by the Managing General Partner to assure that there will be adequate interest paid over the life of the Wrap Note to comply with applicable Internal Revenue Code requirements in order to prevent the imputation of interest. At December 31, 2009, the interest rate on the Wrap Mortgages was 4.1% (see “D. Future Interest Agreement”). The Wrap Notes mature on December 31, 2013.

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

Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013.  Assuming no sales of Properties by NPAMLP in the interim period (2010 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $109,000,000.  As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG.  NPAMLP’s general partner has determined that it is in the best interests of NPAMLP and its partners to do so.  The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full).  Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable.  The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be.  The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T): Controls  and Procedures

Management's Report on Internal Control over Financial Reporting.  It is the responsibility of the General Partner to establish and maintain adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Managing General Partner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of NPAMLP; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of NPAMLP are being made only in accordance with authorizations of management and directors of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of NPAMLP’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the NPAMLP’s internal control over financial reporting at December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the NPAMLP’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Managing General Partner.

Based on our assessment, management determined that, at December 31, 2009, NPAMLP maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, NPAMLP's internal control over financial reporting.

This annual report does not include an attestation report of NPAMLP's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by NPAMLP’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit NPAMLP to provide only management's report in this annual report.

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

The directors and executive officers of the General Partners are as follows:

Edward B. Lipkin, age 64, serves as Director of the Managing General Partner.  Mr. Lipkin has also been President of NPA since it was organized in 1976.  Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University.  Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

Robert McKinney, age 54, serves as Director of the Equity General Partner.  Since 2003, Mr. McKinney has been an employee of NPAEP, serving as tax manager. Previously, Mr. McKinney had been employed by NPA since 1987 in the same capacity. Mr. McKinney, a certified public accountant, received a Masters of Science in Taxation and Masters of Business Administration in Finance from Villanova University and Temple University, respectively.  Mr. McKinney received a Bachelor of Science degree in Accounting from Villanova University.

Howard M. Levy, age 51, serves as Vice President of the Managing General Partner.  Mr. Levy has been employed by NPA since 1983 and is currently Vice President of Leasing.  Mr. Levy received a Bachelor of Science degree in Accounting from the University of Scranton and is a Certified Public Accountant.

David A. Simon, age 52, serves as Vice President of the Managing General Partner.  Mr. Simon has been employed by NPA since 1987 and is currently Chief Financial Officer.  Mr. Simon received a Bachelor of Science degree in Accounting & Finance from Lehigh University and is a Certified Public Accountant.

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

Item 11.    Executive Compensation

I.   General

Neither the General Partners nor the officers of the General Partners receive compensation from NPAMLP.  Certain administrative services related to tax and accounting service, legal matters and to investor administration were performed by the Managing General Partner on behalf of NPAMLP as provided in the Partnership Agreement.  The amount payable to the Managing General Partner for such services aggregated $191,000 and $177,000 for the years ended December 31, 2009 and 2008, respectively.  See “Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate.”

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
Mezzanine Level
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

Entity Receiving Payments	Type of Payments	Estimated Amount of Payments

Organizational Phase

Equity General Partner		1% general partners’ interest in NPAMLP.

Operational Phase

Equity General Partner	General Partners’ Share of Cash Flow from Operations.	On an annual basis, 1% of cash flow from operations. Actual amounts will depend upon future operations and are not now determinable.

EBL&S Property Management, Inc.	Property Management Fees
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

II.  Property Management by Affiliate

As of January 1, 1990, NPAMLP entered into a management agreement with EBL&S Property Management, Inc., a Delaware corporation (“Property Manager”), with respect to the management of the Properties (“Management Agreement”).  EBL&S Property Management, Inc. is owned 100% by E&H Properties, Inc., which also is the sole shareholder of NPAMLP's Managing General Partner, EBL&S, Inc.  The directors of EBL&S Property Management, Inc. are the same as those of the Managing General Partner. Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area.  The Property Manager earned an aggregate of approximately $572,000 for management fees, approximately $19,000 for leasing fees, and approximately $191,000 for administrative and legal fees in fiscal year 2009. In fiscal 2008, the Property Manager earned an aggregate of $561,000 for management fees, $27,000 for leasing commissions and $177,000 for administrative and legal fees.

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

The Managing General Partner is an affiliate of NPA.  NPA or its affiliates hold the Second Mortgages aggregating approximately $8 million.  This lack of independence gives rise to certain conflicts of interest with respect to the sale or refinancing of the Properties.

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

In June 2006, NPAMLP and ARJAX entered into an agreement with the anchor tenant at the San Mateo property (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”).  In consideration for the assignment, the anchor tenant would receive payments totaling $2,550,000 during the period from June 2006 through the Effective Date.  To date, ARJAX has remitted $1,400,000 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500,000 in repairs or improvements, which would otherwise be the responsibility of NPAMLP, to its other stores leased from NPAMLP. Under the Agreement, the liability for the consideration to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. Additionally, Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement. There is a possibility, however, that if ARJAX does not perform its obligations under the Agreement, NPAMLP may be held liable.  Should ARJAX default, NPAMLP may not have sufficient cash to pay this obligation, it would probably have to sell an asset or assets to raise enough cash to do so.  Such sale of assets could result in additional gain being recognized.

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

Item 14.    Principal Accounting Fees and Services

I.   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for the audit of NPAMLP’s annual financial statements and review of financial statements included in NPAMLP’s Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $180,000 ($92,500 and $87,500 for the years ended December 31, 2009 and 2008, respectively).

II. Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for tax compliance, tax advice and tax planning were $28,000 ($14,000 and $14,000 for the years ended December 31, 2009 and December 31, 2008, respectively).

III.  All Other Fees

There were no fees billed in each of the last two fiscal years for products or services provided by Asher & Company, Ltd. other than the services reported in the two preceding paragraphs.

IV. Pre-approval Policies and Procedures

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

I.  Documents filed as Part of this Report

A.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-1

Combined Financial Statements:

Combined Balance Sheets at December 31, 2009 and 2008	F-3

Combined Statements of Operations and Changes
in Partners' Deficit for the years ended
December 31, 2009 and 2008	F-4

Combined Statements of Cash Flows for the years ended
December 31, 2009 and 2008	F-5

Notes to Combined Financial Statements	F-6

B.  Exhibits

Exhibit No.	Description

*2.1	Consolidation Agreement by and among the National Property Analysts Master Limited Partnership (“NPAMLP”); EBL&S, Inc. (“EBL&S”) and Buster, Inc. (“Buster”).

*2.2
Settlement Agreement by and among plaintiffs as a class, National Property Analysts, Inc. (“NPA”) and certain additional defendants in James O'Brien, et al. v. National Property Analysts, Inc., et al. (the “Action”).

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

Date:   March 29, 2010

By: Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Robert McKinney
Director

Date:   March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Edward B. Lipkin	Director of EBL&S, Inc.	March 29, 2010
Edward B. Lipkin	Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer

/s/ Robert McKinney	Director of Feldman International, Inc.	March 29, 2010
Robert McKinney	Registrant’s equity general partner

NATIONAL PROPERTY ANALYSTS
MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Financial Statements

December 31, 2009 and 2008

(With Report of Independent Registered Public Accounting Firm Thereon)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Table of Contents

Page No.

Report of Independent Registered Public Accounting Firm	F-1

Combined Balance Sheets December 31, 2009 and 2008	F-3

Combined Statements of Operations and Changes in Partners’ Deficit,
Years ended December 31, 2009 and 2008	F-4

Combined Statements of Cash Flows,
Years ended December 31, 2009 and 2008	F-5

Notes to Combined Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

General Partners
National Property Analysts Master Limited Partnership

We have audited the accompanying combined balance sheets of National Property Analysts Master Limited Partnership (NPAMLP) (a limited partnership) as of December 31, 2009 and 2008 and the related combined statements of operations and changes in Partners’ deficit and cash flows for each of the two years in the period ended December 31, 2009.   The Partnership’s management is responsible for these combined financial statements. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above presents fairly, in all material respects, the combined financial position of National Property Analysts Master Limited Partnership as of December 31, 2009 and 2008 and the combined results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14, the accompanying 2008 combined financial statements have been restated.

ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 29, 2010

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Balance Sheets
December 31, 2009 and 2008
(in thousands)

	2009	2008
Assets
Rental property, at cost:
Land	$7,582	$7,582
Buildings	107,159	107,066
Tenant-in-common property	22,662	22,662
	137,403	137,310
Less: accumulated depreciation	74,008	69,978
Rental property, net	63,395	67,332

Cash and cash equivalents	787	1,272
Restricted cash	80	63
Investment securities available for sale, at market	3,218	2,783
Tenant accounts receivable, net of allowance of $30 as of December 31, 2009 and December 31, 2008, respectively	148	55
Unbilled rent receivable	1,215	1,115
Accounts receivable and other assets (1)	542	924

Total assets	$69,385	$73,544

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$156,700	$164,738
Less: unamortized discount based on imputed interest rate of 12% (1)	49,298	59,561

Wraparound mortgages payable less unamortized discount (1)	107,402	105,177

Due to Pension Groups (1)	3,292	3,248
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	2,944	3,021
Deferred revenue	197	213
Finance lease obligation	1,750	1,750

Total liabilities	115,779	113,603

Partners' deficit, restated for 2008(2)	(46,394)	(40,059)

Total liabilities and partners' deficit	$69,385	$73,544

(1) See Note 3:  Related Party Transactions.
(2) See Note 14:  Restatement of Financial Statements.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Statements of Operations and Changes in Partners' Deficit
Years Ended December 31, 2009 and 2008
(in thousands, except per-unit data)

	2009	2008
Income:
Rental income	$13,042	$12,816
Other charges to tenants	3,242	3,283
Interest and dividend income	236	137
Total income	16,520	16,236

Operating expenses:
Interest expense (1)	12,313	11,466
Real estate taxes	3,016	2,931
Management fees (1)	572	554
Common area maintenance expenses	1,586	1,642
Ground rent (1)	776	767
Repairs and maintenance	378	385
General and administrative (1)	535	564
Depreciation	4,030	4,007
Amortization	74	101
Total operating expenses	23,280	22,417
Operating loss	(6,760)	(6,181)

Other income (loss):
Realized gain (loss) on investment securities	358	(1,120)
Loss from continuing operations	(6,402)	(7,301)

Discontinued operations:
Loss from operations of discontinued components	-	(209)
Gain on disposition of properties, net of unamortized discount
on wraparound mortgages	-	1,474
Net loss	(6,402)	(6,036)

Partners' deficit:
Beginning of period, as restated for 2008(2)	(40,059)	(34,107)
Net change in unrealized gain on investment securities	67	84

End of period	$(46,394)	$(40,059)

Net loss per unit	$(65.49)	$(61.75)
Weighted average units outstanding	97,752	97,752

(1) See Note 3:  Related Party Transactions.
(2) See Note 14:  Restatement of Financial Statements

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Statements of Cash Flows
Years Ended December 31, 2009 and 2008
(in thousands, except per-unit data)

	2009	2008
Cash flows from operating activities:
Net loss	$(6,402)	$(6,036)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,104	4,120
Amortization of discount (1)	10,263	9,538
Net gain on disposition of properties	-	(1,474)
Realized (gain) loss on investment securities	(358)	1,120
Change in assets and liabilities
(Increase) decrease in tenant accounts receivable	(93)	56
Increase in unbilled rent receivable	(100)	(109)
Decrease in accounts receivable and other assets (1)	308	1,112
Decrease in accounts payable and other liabilities (1)	(77)	(402)
Decrease in deferred revenue	(16)	(138)
Net cash provided by operating activities	7,629	7,787

Cash flows from investing activities:
Disposition of properties	-	2,099
Improvements to rental property	(93)	(1,072)
Decrease in restricted cash	(17)	141
Purchase of investment securities	(4,753)	(8,050)
Sale of investment securities	4,743	7,475
Net cash (used) provided by investing activities	(120)	593

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(8,038)	(9,692)
Increase in wraparound mortgages	-	407
Increase in balance due to NPAEP	44	49
Net cash used in financing activities	(7,994)	(9,236)

Decrease in cash and cash equivalents	(485)	(856)

Cash and cash equivalents:
Beginning of period	1,272	2,128

End of period	$787	$1,272

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,763	$2,025
Supplemental disclosure of non-cash investing and financing activities:
Note receivable arising from property sale transactions	$-	$300

(1) See Note 3:  Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2009 and 2008
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

Through December 31, 2009, NPAMLP sold properties that generated approximately $36,602 in net proceeds that have been applied as a reduction of the Threshold amount.  NPAMLP has not distributed any sales proceeds to its partners since its organization.

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

Liquidity

NPAMLP has working capital as of December 31, 2009 and 2008, of approximately $3,156 and $3,109, respectively, excluding amounts due to the managing general partner of $2,382 and $2,221, respectively, and excluding amounts due to NPAEP of $3,292 and $3,248 at December 31, 2009 and 2008, respectively.  NPAMLP has $787 of unrestricted cash and $2,306 available under line of credit agreements at December 31, 2009, to meet its short-term obligations.  Through December 31, 2009, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wraparound mortgage have released their liens.  In addition, as of December 31, 2009, the managing general partner has advanced approximately $2,382 to NPAMLP, but may require the repayment of the advances for its own operational needs.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2009 and 2008
(dollars in thousands)

(2)	Summary of Significant Accounting Policies

(a)	Rental Property

Rental properties are stated at original cost.  Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years and 15 to 39 years, respectively.

NPAMLP accounts for the property owned as tenants-in-common (“TIC”) with unaffiliated third parties using the proportionate consolidation method, in accordance with FASB authoritative guidance.  NPAMLP owns an undivided interest in the San Jose property through its 23.9% ownership of 2525 North First Street Holdings, a Delaware Statutory Trust, and does not control the decisions over the property or the other tenant-in-common interests. The financial statements reflect only NPAMLP’s percentage of the TIC’s real property, related mortgage, revenues and expenses.  NPAMLP’s proportionate share at December 31, 2009 was as follows:

	2009	2008
Tenant-in-common property	$22,662	$22,662
Wraparound mortgage payable, net of discount	13,689	14,869

In accordance with FASB authoritative guidance, rental properties are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of rental properties is measured by comparison of the carrying amount of the properties to future net cash flows expected to be generated by the properties or to an appraised amount. The determination of future undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact NPAMLP’s net income.  If any property is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair value.  Properties to be disposed are reported at the lower of the carrying amount or the fair value less costs to sell. There were no impairment charges for the years ended December 31, 2009 and 2008.

The estimated fair value of these properties was determined by management based on projected cash flows and market trends.

Gains or losses from the sales of property generally are recognized using the full accrual method in accordance with the FASB authoritative guidance.

(b)	Cash and Cash Equivalents

All highly liquid interest-bearing deposits with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents at December 31, 2009 and 2008 were held in the custody of multiple financial institutions. The balances, at times, may exceed federally insured limits. NPAMLP mitigates this risk by depositing funds with major financial institutions  At December 31, 2009 and 2008, cash was held in multiple accounts maintained at three separate financial institutions.  At December 31, 2009 and 2008, the total cash balance held at these institutions was approximately $1,119 and $1,519, respectively.  These balances exceeded federally insured limits by approximately $756 and $919, respectively

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2009 and 2008
(dollars in thousands)

(c)	Restricted Cash

Restricted cash consists principally of amounts held in escrow by lending institutions for real estate taxes.

(d)	Tenant Accounts Receivable

Accounts receivable include current tenant accounts receivable, net of allowances, and other accruals.  NPAMLP regularly reviews the collectability of its receivables and the credit worthiness of its tenants and adjusts its allowance for doubtful accounts, straight-line rent receivable balance and tenant improvement and leasing costs amortization accordingly.

(e)	Accounts Receivable and Other Assets

Accounts receivable and other assets includes a note receivable due from the buyer of the Ardmore, Oklahoma property, certain prepaid expenses and leasing commissions which have been capitalized and  amortized over the lives of the respective leases. At December 31, 2009 and 2008, the amount of deferred leasing commissions was $346 and $341, respectively, and the amount of accumulated amortization was $221 and $191, respectively.

(f)	Investment Securities

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

(g)	Discount on Wraparound Mortgage

The discount on wraparound mortgages represents the difference between the present value of mortgage payments at the stated interest rate (see Note 9) and the imputed rate of 12%.  NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows.  The resultant increase or decrease in the discount is recorded as interest expense in the year of the adjustment. The discount is amortized using the interest method over the terms of the mortgages and is recorded as interest expense.  In accordance with the FASB authoritative guidance, NPAMLP accounts for the unamortized discount on wraparound mortgages related to wraparound mortgages that have been extinguished as losses or gains in the period of extinguishment.

(h)	Rental Income

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2009 and 2008
(dollars in thousands)

(i)	Income Taxes

No provision has been made in the combined financial statements for income taxes, as any such liability is the liability of the individual partners. NPAMLP adopted the provisions of accounting standards for income taxes which changed the framework for accounting for uncertainty in income taxes.  Accordingly, there are no uncertain tax positions or possibly significant unrecognized tax benefits that are reasonably expected to occur within the next 12 months.

(j)	Fair Value of Financial Instruments

The FASB’s authoritative guidance requires disclosure of the fair value of certain financial instruments.  Cash, investment securities, tenant accounts receivable, accounts payable and other liabilities as reflected in the combined financial statements approximate fair value because of the short-term maturity of these instruments. In accordance with this guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate.  Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 2009 and 2008.

(k)	Discontinued Operations

Income or loss from operations of sold properties is reported as discontinued operations in accordance with the FASB authoritative guidance.

(l)	Use of Estimates

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

(m)	New pronouncements

In January 2010, the FASB issued authoritative guidance to enhance the usefulness of fair value  measurements. This guidance amends the disclosures about fair value measurements in the FASB Accounting Standards Codification. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. NPAMLP is currently evaluating the effect this guidance will have on its combined financial statements.

In April 2009, the FASB issued authoritative guidance, which amended the other-than-temporary impairment guidance for debt and equity securities. The guidance was effective for interim and annual reporting periods ending after June 15, 2009. NPAMLP has adopted the FASB guidance, which did not have a significant impact on its combined financial statements.  In April 2009, the FASB issued authoritative guidance for Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2009 and 2008
(dollars in thousands)

This guidance is effective for interim reporting periods ending after June 15, 2009, and NPAMLP adopted it as of April 1, 2009. This guidance did not change NPAMLP’s fair value measurement techniques.

 In May 2009, the FASB issued authoritative guidance, which sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. In February 2010, such guidance was amended to remove the requirement for NPAMLP to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. NPAMLP has adopted the provisions of the guidance, which did not have a material impact on its combined financial statements.

In June 2009, the FASB issued authoritative guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about (1) a transfer of its financial assets, (2) the effects of such a transfer on its financial position, financial performance, and cash flows, and (3) a reporting entity’s continuing involvement, if any, in the transferred financial assets. The guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. NPAMLP has adopted the provisions of the FASB guidance which did not have a material impact on combined financial statements.

In June 2009, the FASB issued authoritative guidance to improve financial reporting disclosure by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. NPAMLP is currently evaluating the potential impact of the adoption of the guidance on its combined partnerships, but does not believe that it will have a material impact on its combined financial statements.

In the third quarter of 2009, NPAMLP adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).  The ASC is now the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”), other than guidance issued by the SEC.  The adoption of the ASC did not have any impact on NPAMLP’s combined financial statements included herein.

In August 2009, the FASB issued Accounting Standards Update No 2009-05 (“ASC Update 2009-05”), an update to FASB ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  NPAMLP has adopted the provisions of ASC Update 2009-05 which did not have a material impact on the combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2009 and 2008
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

At its formation, NPAMLP entered into a leasing and property management agreement with EBL&S Property Management, Inc. (EBL&S), which is owned entirely by E&H.  Under the agreement, EBL&S is to receive a property management fee equal to 5% of the gross annual rentals collected, including tenant reimbursements for common area maintenance charges, real estate taxes and property insurance.  EBL&S is also entitled to receive leasing commissions for obtaining or renewing leases and reimbursement for services provided to NPAMLP for partnership administration.  The leasing commissions paid or due to EBL&S are deferred over the life of their respective leases and are included in Other assets on the Balance Sheet.  The leasing commissions due to EBL&S are included in Accounts payable and other liabilities on the Balance Sheet.  Under the terms of the NPAMLP partnership agreement, the managing general partner is entitled to be reimbursed for its expenses for administering NPAMLP’s affairs. Such administrative expenses are billed to NPAMLP based on the wages and time incurred by EBL&S personnel for such services.

Management fees and administrative services are paid exclusively to EBL&S and are included in the Combined Statement of Operations.  The Wraparound mortgages payable are held by NPAEP, which is controlled by Lipkin.  Due to NPAEP, unamortized discount and interest expense are all financial statement accounts, which relate directly to the Wraparound mortgages payable.  Other borrowings represent amounts due to E&H Properties of Delaware, Inc., a subsidiary of E&H (EHD).  Included within Accounts payable and other liabilities as of December 31, 2009, are $2,382 due EBL&S, $126 due EHD and $239 due limited partnerships where Lipkin has a controlling interest. As of December 31, 2008 the amounts included in Accounts payable and other liabilities due to EBL&S, EHD and limited partnerships where Lipkin has a controlling interest were $2,221, $120 and $245, respectively.    The amounts due to EBL&S were primarily for property management fees, leasing commissions, legal fees, administrative services and cash advances for debt service.  Amounts earned by EBL&S for the years ended December 31 were as follows:

	2009	2008
Property management fees	$572	$561
Leasing commissions	19	27
Administrative services and legal fees	191	177

Total	$782	$765

In October 2007, NPAEP purchased an 82.4% tenant-in-common interest in one of the parcels of land in Marquette, Michigan that is ground leased by NPAMLP. The annual ground rent received by NPAEP will be $18. There were no changes to any of the terms of the ground lease as a result of this transaction.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2009 and 2008
(dollars in thousands)

In October 2005, ARJAX Railroad Associates II, LLC (“ARJAX”), a limited liability company controlled by Lipkin, acquired from a third party land owner, certain real property in San Mateo, California, that was leased to NPAMLP under a ground lease scheduled to expire in February 2025. Annual rent due under the ground lease was $96. In the fourth quarter of 2006, NPAMLP sold its leasehold interest in the San Mateo property to ARJAX.  The purchase price for the sale of the leasehold interest was $13,900 and was based on the fair market value of NPAMLP’s leasehold interest in the San Mateo property as determined by a national valuation firm familiar with similar commercial properties and real estate in the San Mateo geographic area.  Pursuant to the terms of the agreement of sale for this transaction the purchase price was satisfied with the conveyance to NPAMLP of a 14.8% tenant-in-common interest in an office building in San Jose, California.  To complete the tax-deferred exchange arising from the sales of the New Hope, MN and North Sarasota, FL properties in 2006, NPAMLP acquired an additional 9.1% tenant-in-common interest in the same San Jose, CA building. Such interests were acquired from National Property Analysts Management Company (“NPAMC”), a limited partnership controlled by Lipkin.  As the term of the lease of the tenant occupying the San Jose property is currently scheduled to expire before the financing on the property is satisfied, the property could be lost to foreclosure at that time. In order to protect NPAMLP’s interest and to ensure the value of the terms of the consideration received by NPAMLP in exchange for the leasehold interest, NPAMC caused NPAEP to agree to modify the wrap mortgage by offsetting the wrap indebtedness held by NPAEP by an amount equal to the $13,900 purchase price compounded monthly based on a 6.43% annual interest rate. The wrap mortgage offset would be calculated at the time of disposition of the San Jose property.

NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997.  During 1998, NPA and its principals redeemed their interests in NPAMLP in exchange for the transfer of the Trenton, New Jersey property and related wraparound mortgage obligations.  As a result, NPA and its principals did not own any of the 97,752 units of NPAMLP at December 31, 2009 and 2008, respectively.

NPA holds purchase money mortgages on certain properties of NPAMLP.  The purchase money mortgages aggregated approximately $8,372 and $11,300 at December 31, 2009 and 2008, respectively.

(4)	Tenant Leases

At December 31, 2009 and 2008, NPAMLP effectively owned and operated 24 properties that were comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 80 tenants, under various lease agreements which are treated as operating leases.

In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance and renewal options.  The leases expire under their original terms at various dates between 2009 and 2035.

Future minimum lease rentals to be received under noncancellable leases are approximately:

2010	$11,735
2011	11,048
2012	10,154
2013	7,270
Thereafter	36,873

Total	$77,080

Rental income includes approximately $180 and $288, related to percentage rents for the years ended December 31, 2009 and 2008, respectively.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2009 and 2008
(dollars in thousands)

5)	Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems, Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). In 2009 and 2008, Sun Microsystems accounted for approximately 23% of the rental income received by NPAMLP.  In 2009 and 2008, Sears accounted for approximately 18% and 19%, respectively, of the rental income received by NPAMLP and CVS accounted for approximately 14% of the rental income received by NPAMLP.  As of December 31, 2009, NPAMLP had 1 lease with Sun Microsystems for approximately 250,000 square feet.  As of December 31, 2009, NPAMLP had 7 leases with Sears aggregating approximately 704,000 square feet and 5 leases with CVS aggregating approximately 57,000 square feet. As of December 31, 2009 and 2008, NPAMLP was due $92 and $24, respectively, from Sears under its leases.  As of December 31, 2009 and 2008, no amounts were due from either Sun Microsystems or CVS under their respective leases.

At December 31, 2009, three tenants owed NPAMLP amounts in excess of 10% of total Accounts receivable.  Sears, Grandview Retail Stores and Roundy’s represented 51%, 17% and 13%, respectively, of Accounts receivable at December 31, 2009.  At December 31, 2008, two tenants owed NPAMLP amounts in excess of 10% of total Accounts receivable.  Sears and Grandview Retail Stores represented 28% and 17%, respectively, of Accounts receivable at December 31, 2008.

(6)	Impairment or Disposal of Long-Lived Assets

Income or loss from operations of sold properties is reported as discontinued operations in accordance with FASB authoritative guidance.  Accordingly, the results of operations of properties disposed of or held for sale have been classified as Discontinued operations in the Combined Statement of Operations and Changes in Partners’ Deficit. For the year ended December 31, 2008, NPAMLP recognized in Loss from operations of discontinued components, revenue of $168 and expenses of $377.

In January 2008, NPAMLP sold the property in Yazoo City, Mississippi. As a result of this transaction, NPAMLP recognized a net gain on sale in the amount of $1,515. The sale generated $2,072 in net proceeds (excluding a 7% promissory note of $300 due in January 2013. This note was paid off in March 2009), of which $2,000 was remitted to NPAEP and applied as a principal reduction on the balance of the wraparound mortgage.  The principal balance of the wraparound mortgage on the Yazoo City property, in the amount of $1,019, remains a liability of NPAMLP.  In March 2008, NPAMLP sold the remaining property in Wheelersburg, Ohio that was not sold in December 2007. As a result of this transaction, NPAMLP recognized a net loss on sale of $41.  The net proceeds from this transaction in the amount of $27 were retained by NPAMLP.  The principal balance of the wraparound mortgage on the Wheelersburg property, in the amount of $1,094, remains a liability of NPAMLP.

(7)	Ground Leases / Finance Lease Obligation

NPAMLP is obligated under 11 noncancellable ground leases that expire between 2010 and 2078, excluding renewal options.

During the year ended December 31, 1991, NPAMLP sold the land underlying the Chesapeake, Virginia; Fairborn, Ohio; Kalamazoo, Michigan; Philadelphia, Pennsylvania and Seven Hills, Ohio properties and simultaneously entered into ground leases to leaseback the land from the buyer that expire between 2003 and 2015.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2009 and 2008
(dollars in thousands)

The aggregate proceeds from the five land sales were $2,650 and were recorded as Finance lease obligations.  The amounts paid in accordance with these ground leases were $280 for the years ended December 31, 2009 and 2008, and are recorded as interest expense.  Any gain or loss from the transactions will be recognized at the date upon which title to the buildings is conveyed to the ground lessor. During the term of these ground leases, including renewal options, NPAMLP is responsible for maintaining the buildings and building improvements, as well as making the respective mortgage payments.

Under the terms of the above 1991 sales, at the expiration of the respective 1991 ground leases, including renewal options, title to the buildings will be conveyed to the buyer with no additional consideration and any amounts still outstanding under the respective wraparound mortgages will remain the liability of NPAMLP.  Future minimum lease payments under all noncancellable ground leases as of December 31, 2009 are approximately:

2010	$834
2011	785
2012	776
2013	571
Thereafter	6,801
$9,767

Total rental expense for ground leases for the years ended December 31, 2009 and 2008 was approximately $1,103 and $767, respectively.

(8)	Other Borrowings

NPAMLP has a line of credit with E&H Properties of Delaware, Inc. (EHD), a related party, for EHD to advance up to $2,500 to NPAMLP for the purpose of making capital and tenant improvements to the properties.  Pursuant to the resulting agreement, the obligation of EHD to make advances to NPAMLP is at all times the sole and absolute discretion of EHD.  The line bears interest based on the prime rate (3.25% at December 31, 2009) and is scheduled to expire in May 2010. Any amounts advanced to NPAMLP are not directly secured by any collateral.

As of December 31, 2009 and 2008, $194 was owed by NPAMLP under this line of credit, excluding $126 and $120 in accrued interest at December 31, 2009 and 2008, respectively.  Total interest expense under the line of credit for each of the years ending December 31, 2009 and 2008, was $6 and $10, respectively.

(9)	Wraparound Mortgages

The properties combined in NPAMLP are subject to nonrecourse wraparound mortgages.  The wraparound mortgages are cross-collateralized among the properties owned by NPAMLP.  The wraparound mortgages are generally secured by liens on the properties and are subordinate to the third-party underlying mortgage obligations and the purchase money mortgages, collectively the senior mortgage obligations.  The wraparound mortgages are payable to NPAEP, and NPAEP is liable to the holders of the senior mortgage obligations. Generally each wraparound mortgage is secured by liens on specific properties and is subordinate to the senior mortgage obligations as stated above. The wraparound mortgages are not subject to any financial covenants.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2009 and 2008
(dollars in thousands)

In prior years, NPAEP had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by NPAMLP.  In accordance with FASB authoritative guidance, such forgiveness from a related party is accounted for as a capital transaction. There was no forgiveness of wraparound mortgage indebtedness in 2009 and 2008.

NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows.  The resultant increase or decrease in the discount is recorded as interest expense in the year of the adjustment. Changes in projected cash flows result primarily from management's re-evaluation of projected cash flows from tenants as well as additional principal payments arising from property sales.  In 2009, NPAMLP increased the discount on wraparound mortgages and recognized a reduction in interest expense in the amount of $597, and in 2008, NPAMLP increased the discount on wraparound mortgages and recognized a reduction in interest expense in the amount of $2,755.  The amount of the adjustment to interest expense and presented as discontinued operations in 2008 was $531.

The wraparound mortgages are scheduled to mature on December 31, 2013 and have a stated interest rate of 4.1%. Certain wraparound mortgages are fully amortized over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations.  Wraparound mortgage principal payment requirements for the next four (4) years are approximately:

2010	7,970
2011	8,402
2012	9,977
2013	130,352

10)	Investment Securities Available for Sale

Investments in available for sale mutual funds and common stock securities were as follows as of December 31, 2009, and 2008:

	December 31, 2009
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

Mutual funds	$3,165	$71	$(18)	$3,218

Securities available for sale	$3,165	$71	$(18)	$3,218

	December 31, 2008
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

Mutual funds	$2,690	$67	$(7)	$2,750
Common stock	104	-	(71)	33

Securities available for sale	$2,794	$67	$(78)	$2,783

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2009 and 2008
(dollars in thousands)

(11)	Partners’ Deficit

Following is a summary of the combined changes in partners’ deficit for the two years ended December 31, 2009 (in thousands except unit data):

	Units			Partners’ Deficit
	General Partners	Limited partners	Total	General partners	Limited partners	Total

January 1, 2008,
as previously reported	1,000	96,752	97,752	$(339)	$(33,531)	$(33,870)

Restatement: (see Note 14)	-	-	-	(24)	(213)	(237)

January 1, 2008, as restated	1,000	96,752	97,752	(363)	(33,744)	(34,107)

Net loss	-	-	-	(60)	(5,976)	(6,036)
Net change in unrealized gain on investment securities	-	-	-	8	76	84

December 31, 2008	1,000	96,752	97,752	(415)	(39,644)	(40,059)

Net loss	-	-	-	(42)	(6,360)	(6,402)
Net change in unrealized gain on investment securities	-	-	-	7	60	67

December 31, 2009	1,000	96,752	97,752	$(450)	$(45,944)	$(46,394)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2009 and 2008
(dollars in thousands)

(12)	Commitments and Contingencies

Upon NPAMLP’s formation, the titles of the properties of were to be transferred to NPAMLP.  State and local laws vary with respect to transfer taxes and are susceptible to varying interpretations.  NPAMLP’s interpretation of the laws relating to these transfer taxes could result in significant adjustments if successfully challenged by the respective taxing authority; however, a reasonable estimation of the potential liability, if any, cannot be made at this time.

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

In March 2003 NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the “2003 Agreement”), in which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgages held by NPAEP and PVPG.  The terms of the 2003 Agreement provided that NPAEP and PVPG: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount (the reduction in the interest rate was evaluated by NPAMLP in accordance with the FASB authoritative guidance, and was determined not to be a substantial modification of terms as defined therein); (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and (c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the assignment of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note.  In consideration for the above, NPAMLP will modify the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships.  In addition NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP’s right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2009 and 2008
(dollars in thousands)

The Managing General Partner believes that the execution and delivery of the 2003 Agreement will have the following effects for NPAMLP: as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and the PVPG Wrap Notes (i) NPAMLP expects to realize significant reductions in interest that it otherwise would have been obligated to pay during the period between January 1, 2003 and December 31, 2013 when these loans mature and (ii) NPAMLP will be able to allocate a greater portion of its available cash flow to principal repayments.  As a result of the faster repayment of principal, the Limited Partners will recognize additional taxable income (or smaller tax losses) in each year from 2003 until the maturity of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages.  In addition, the anticipated date of dissolution of NPAMLP will now occur in 2013 rather than 2015.  Further, because the reduced interest rate is below the Applicable Federal Rate (“AFR”) prescribed under Section 1274, Internal Revenue Code of 1986, as amended, investors in certain Partnerships recognized non-recurring ordinary income (forgiveness of indebtedness) in 2003.  The tax impact of this recognition will depend upon numerous factors related to each investor’s particular tax situation, including his marginal tax rate and his suspended passive losses from prior years.

The Wrap Mortgages owned by NPAEP are due and payable in substantial “balloon” amounts on December 31, 2013.  Assuming no sales of Properties by NPAMLP in the interim period (2010 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $109,000.  As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP.  NPAMLP’s Managing General Partner has determined that it is in the best interests of NPAMLP and its partners to do so.  The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full).  Notwithstanding the foregoing, NPAEP has agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable.  The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP.  The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

(14)	Restatement of Financial Statements

In 2009, NPAMLP and the ground lessor on three of its properties recognized that the ground lease  participation provided for under the terms of the leases had not been calculated correctly for the years prior to 2008. The participation was due for several years prior to 2008 and amounted to $237, which was paid by NPAMLP in the fourth quarter of 2009. For the years prior to 2008, the cumulative effect of the correction  has been recognized as a prior period adjustment increasing the Partners’ deficit of NPAMLP, as of January 1, 2008, from $(33,870) to $(34,107).