Form 10-Q
period 2010-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2010-05-12
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	To

Commission file number:	000-24816

National Property Analysts Master Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 South Broad Street, Mezzanine
Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 12, 2010
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Combined Condensed Financial Statements (Unaudited)

Combined Condensed Balance Sheets - March 31, 2010 and December 31, 2009	1

Combined Condensed Statements of Operations and Changes in Partners’ Deficit
- Three months ended March 31, 2010 and 2009	2

Combined Condensed Statements of Cash Flows
- Three months ended March 31, 2010 and 2009	3

Notes to Combined Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations.	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	10

Item 4 T. Controls and Procedures.	10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	11

Item 3. Defaults Upon Senior Securities.	11

Item 4. Submission of Matters to a Vote of Security Holders.	11

Item 5. Other Information.	11

Item 6. Exhibits.	11

SIGNATURES

Signatures	12

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Balance Sheets
(in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Rental property, at cost:
Land	$7,582	$7,582
Buildings	107,159	107,159
Tenant-in-common property	22,662	22,662
	137,403	137,403
Less: accumulated depreciation	75,018	74,008
Rental property, net	62,385	63,395

Cash and cash equivalents	327	787
Restricted cash	148	80
Investment securities available for sale, at market	3,336	3,218
Tenant accounts receivable, net of allowance of $30 as of March 31, 2010 and December 31, 2009, respectively	400	148
Unbilled rent receivable	1,226	1,215
Accounts receivable and other assets (1)	474	542

Total assets	$68,296	$69,385

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$154,695	$156,700
Less: unamortized discount based on imputed interest rate of 12% (1)	46,572	49,298

Wraparound mortgages payable less unamortized discount (1)	108,123	107,402

Due to NPAEP (1)	3,292	3,292
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	3,149	2,944
Deferred revenue	72	197
Finance lease obligation	1,750	1,750

Total liabilities	116,580	115,779

Partners' deficit	(48,284)	(46,394)

Total liabilities and partners' deficit	$68,296	$69,385

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Operations and Changes in Partners' Deficit (unaudited)
(in thousands, except per-unit data)

	Three months ended March 31,
	2010	2009
Income:
Rental income	3,235	$3,248
Other charges to tenants	930	926
Interest and dividend income	35	63
Total income	4,200	4,237

Operating expenses:
Interest expense (1)	3,196	3,130
Real estate taxes	759	742
Management fees (1)	145	148
Common area maintenance expenses	560	568
Ground rent (1)	194	193
Repairs and maintenance	135	95
General and administrative (1)	127	133
Depreciation	1,010	1,003
Amortization	18	20
Total operating expenses	6,144	6,032
Operating loss	(1,944)	(1,795)

Other loss:
Realized gain (loss) on investment securities	38	(22)
Loss from continuing operations	(1,906)	(1,817)

Partners' deficit:
Beginning of period	(46,394)	(39,822)
Net change in unrealized loss on investment securities	16	(25)

End of period	$(48,284)	$(41,664)

Net loss per unit	$(19.50)	$(18.59)
Weighted average units outstanding	97,752	97,752

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Cash Flows (unaudited)
(in thousands, except per-unit data)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,906)	$(1,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,028	1,023
Amortization of discount (1)	2,726	2,715
Realized (gain) loss on investment securities	(38)	22
Change in assets and liabilities
Increase in tenant accounts receivable	(252)	(257)
Increase in unbilled rent receivable	(11)	(24)
Decrease in accounts receivable and other assets (1)	50	409
Increase in accounts payable and other liabilities (1)	205	61
Decrease in deferred revenue	(125)	(133)
Net cash provided by operating activities	1,677	1,999

Cash flows from investing activities:
Increase in restricted cash	(68)	(44)
Purchase of investment securities	(1,267)	(854)
Sale of investment securities	1,203	539
Net cash used by investing activities	(132)	(359)

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(2,005)	(2,081)
Net cash used in financing activities	(2,005)	(2,081)

Decrease in cash and cash equivalents	(460)	(441)

Cash and cash equivalents:
Beginning of period	787	1,272

End of period	$327	$831

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$395	$465

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
March 31, 2010
(dollars in thousands)

Note 1:  Basis of Presentation

The accompanying unaudited Combined Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although NPAMLP believes that the included disclosures are adequate for a fair presentation.  The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented.  These Combined Condensed Financial Statements should be read in conjunction with the Combined Condensed Financial Statements and notes thereto filed with our Form 10-K for the year ended December 31, 2009.

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

Note 3:  Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (EBL&S), which is owned entirely by E&H Properties, Inc (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party.  Management fees are paid exclusively to EBL&S and are included in Management fees in the Combined Condensed Statements of Operations.  Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Condensed Balance Sheet at March 31, 2010. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (NPAEP) holds the Wraparound mortgages payable.  Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable.  Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable.  Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H, and controlled by Lipkin.  Included within Accounts payable and other liabilities is $2,425 and $2,382 due EBL&S at March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010, NPAMLP had an outstanding line of credit (the NPAMLP Line) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties.  The line bears interest at a variable rate, based on the prime rate (3.25% at March 31, 2010), and expires in May 2011.  Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.  As of March 31, 2010, there were $194 of advances and $128 of related accrued interest due under the NPAMLP Line.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
March 31, 2010
(dollars in thousands)

In October 2007, NPAEP acquired from the unrelated third party owners, approximately 82% of the undivided interest in one of the parcels in Marquette, Michigan that is ground leased by NPAMLP. The terms of the ground lease were unchanged. As a result of the purchase, NPAEP receives $18 annually in ground rental payments from NPAMLP.

Note 4:  Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”).  The number of locations, gross leasable area (“GLA”) and percentage of minimum rent for these tenants for the three-month period ended March 31, 2010 and 2009 are detailed in the table below.  As of March 31, 2010, Sears owed approximately $119 under its leases with NPAMLP, and CVS owed approximately $4 under its leases with NPAMLP   Sun Microsystems had no outstanding balances due under its lease with NPAMLP at March 31, 2010.

	As of March 31, 2010			As of March 31, 2009
Tenant	No. Locations	GLA	% of Minimum Rent	No. Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	24%	1	249,832	23%
Sears	6	619,120	18%	7	703,300	18%
CVS	5	56,770	14%	5	56,770	14%

Note 5:  Future Interest Agreement

In March 2003, NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the “2003 Agreement”), in which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgages held by NPAEP and PVPG.  The terms of the 2003 Agreement provided that NPAEP and PVPG: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount (the reduction in the interest rate was evaluated by NPAMLP in accordance with FASB authoritative guidance, and was determined not to be a substantial modification of terms as defined therein); (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and (c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the agreement of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note.  In consideration for the above, NPAMLP modified the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships.  In addition NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP’s right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
March 31, 2010
(dollars in thousands)

The Managing General Partner believes that the execution and delivery of the 2003 Agreement has had the following effects for NPAMLP as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and The PVPG Wrap Notes (i) NPAMLP has realized reductions in interest that it otherwise would have been obligated to pay during the period between January 1, 2003 and December 31, 2013 when these loans mature and (ii) NPAMLP will be able to allocate a greater portion of its available cash flow to principal repayments.  As a result of the faster repayment of principal, the Limited Partners will recognize additional taxable income (or smaller tax losses) in each year from 2003 until the maturity of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages.  In addition, the anticipated date of dissolution of NPAMLP will now occur in 2013 rather than 2015.  Further, because the reduced interest rate is below the Applicable Federal Rate (“AFR”) prescribed under Section 1274, Internal Revenue Code of 1986, as amended, investors in certain Partnerships recognized non-recurring ordinary income (forgiveness of indebtedness) in 2003.  The tax impact of this recognition depended upon numerous factors related to each investor’s particular tax situation, including his marginal tax rate and his suspended passive losses from prior years.

The Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013.  Assuming no sales of Properties by NPAMLP in the interim period (2010 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $109,000.  As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s Managing General Partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG.  NPAMLP’s Managing General Partner has determined that it is in the best interests of NPAMLP and its partners to do so.  The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full).  Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable.  The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be.  The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

March 31, 2010
(dollars in thousands)

Note 7: Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance to enhance the usefulness of fair value  measurements. This guidance amends the disclosures about fair value measurements in the FASB Accounting Standards Codification. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. NPAMLP has adopted the provisions of  this guidance which did not have a significant impact on its combined condensed  financial statements.

In June 2009, the FASB issued authoritative guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about (1) a transfer of its financial assets, (2) the effects of such a transfer on its financial position, financial performance, and cash flows, and (3) a reporting entity’s continuing involvement, if any, in the transferred financial assets. The guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. NPAMLP has adopted the provisions of the FASB guidance which did not have a material impact on our combined condensed financial statements.

In June 2009, the FASB issued authoritative guidance to improve financial reporting disclosure by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. NPAMLP has adopted the provisions of the FASB guidance which did not have a material impact on our combined condensed financial statements.

Note 8: Disclosure of Fair Value of Financial Instruments

The following disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at March 31, 2010 and December 31, 2009.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2010 and December 31, 2009.

The fair value of the NPAMLP’s wraparound mortgages aggregate approximately $108 million and $107 million as of March 31, 2010 and December 31, 2009, respectively.  Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at March 31, 2010 and December 31, 2009.  In accordance with FASB authoritative guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2010 and December 31, 2009.  Although NPAMLP is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
March 31, 2010
(dollars in thousands)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Net cash provided by operating and used by investing activities for the three-month period ended March 31, 2010 was $1,677 and $(132), respectively.  Net cash used in financing activities was $2,005.  As a result of the above, there was a $460 decrease in cash and cash equivalents for the three months ended March 31, 2010.  The decrease in cash was primarily due to an increase in tenant accounts receivable and additional investment purchases.  The increase in accounts receivable was due primarily to tenant billings for real estate taxes in the quarter.

As of March 31, 2010, NPAMLP had an outstanding line of credit (the NPAMLP Line) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties.  The line bears interest at a variable rate, based on the prime rate (3.25% at March 31, 2010), and expires in May 2011.  Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.  As of March 31, 2010, there were $194 of advances and $128 of related accrued interest under the NPAMLP Line.

As of March 31, 2010, the third party underlying mortgages were current for all the properties.

As of March 31, 2010, NPAMLP was not obligated for any capital commitments.

Critical Accounting Policies

There were no significant changes to NPAMLP’s critical accounting policies and estimates during the three-month period ended March 31, 2010.

Results of Operations

NPAMLP owned 24 properties at March 31, 2010 and March 31, 2009.

The loss from continuing operations for the three-month period ended March 31, 2010 vs. March 31, 2009 increased by $89.  The increase in the loss from continuing operations was primarily due to an increase in interest expense.  The increase in interest expense of $66 is consistent with an increase in the balance of the wraparound mortgages as the amortization of the discount on wraparound mortgages was greater than the principal reduction on wraparound mortgages payable for the three month period ending March 31, 2010. The increase in interest expense was partially offset by realized gains on investment securities of $38 for the period.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

March 31, 2010
(dollars in thousands)

Factors That May Influence Future Results of Operations

Economic Conditions.     In the United States, recent market and economic conditions have resulted in tighter credit conditions and negative growth through the first quarter of 2010.  As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Since there are no balloon payments due on the third party underlying mortgages until 2012, NPAMLP has less exposure to these credit conditions. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our tenants and consequently, NPAMLP’s liquidity. If these market conditions continue, they may limit the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

March 31, 2010
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

National Property Analysts Master Limited Partnership
(Registrant)

Date:	May 12, 2010

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name:	Robert McKinney
Title:	President