Form 10-Q
period 2010-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2010-08-16
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	To

Commission file number:	000-24816

National Property Analysts Master Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 South Broad Street, Mezzanine
Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2010
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Combined Condensed Financial Statements (Unaudited)

Combined Condensed Balance Sheets - June 30, 2010 and December 31, 2009	1

Combined Condensed Statements of Operations and Changes in Partners’ Deficit
- Three and six months ended June 30, 2010 and 2009	2

Combined Condensed Statements of Cash Flows
- Six months ended June 30, 2010 and 2009	3

Notes to Combined Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	10

Item 4 T. Controls and Procedures.	10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	11

Item 3. Defaults Upon Senior Securities.	11

Item 4. Submission of Matters to a Vote of Security Holders.	11

Item 5. Other Information.	11

Item 6. Exhibits.	11

SIGNATURES

Signatures	12

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Balance Sheets
(in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Rental property, at cost:
Land	$7,568	$7,582
Buildings	107,170	107,159
Tenant-in-common property	22,662	22,662
	137,400	137,403
Less: accumulated depreciation	76,028	74,008
Rental property, net	61,372	63,395

Cash and cash equivalents	1,190	787
Restricted cash	97	80
Investment securities available for sale, at market	2,883	3,218
Tenant accounts receivable, net of allowance of $30 as of June 30, 2010 and December 31, 2009, respectively	115	148
Unbilled rent receivable	1,237	1,215
Accounts receivable and other assets (1)	431	542

Total assets	$67,325	$69,385

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$152,673	$156,700
Less: unamortized discount based on imputed interest rate of 12% (1)	43,726	49,298

Wraparound mortgages payable less unamortized discount (1)	108,947	107,402

Due to NPAEP (1)	3,292	3,292
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	3,167	2,944
Deferred revenue	86	197
Finance lease obligation	1,750	1,750

Total liabilities	117,436	115,779

Partners' deficit	(50,111)	(46,394)

Total liabilities and partners' deficit	$67,325	$69,385

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Operations and Changes in Partners' Deficit (unaudited)
(in thousands, except per-unit data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Income:
Rental income	3,175	$3,299	6,410	$6,547
Other charges to tenants	803	761	1,733	1,687
Interest and dividend income	39	63	74	126
Total income	4,017	4,123	8,217	8,360

Operating expenses:
Interest expense (1)	3,315	3,183	6,511	6,313
Real estate taxes	753	743	1,512	1,485
Management fees (1)	149	154	294	302
Common area maintenance expenses	356	338	916	906
Ground rent (1)	195	194	389	387
Repairs and maintenance	86	85	221	180
General and administrative (1)	142	185	269	318
Depreciation	1,010	1,008	2,020	2,011
Amortization	19	17	37	37
Total operating expenses	6,025	5,907	12,169	11,939
Operating loss	(2,008)	(1,784)	(3,952)	(3,579)

Other gain (loss):
Realized gain (loss) on investment securities	(9)	46	29	24
Gain on disposition of properties	54	-	54	-
Gain from litigation settlement	175	-	175	-
Loss from continuing operations	(1,788)	(1,738)	(3,694)	(3,555)

Partners' deficit:
Beginning of period	(48,284)	(41,664)	(46,394)	(39,822)
Net change in unrealized loss on investment securities	(39)	207	(23)	182

End of period	$(50,111)	$(43,195)	$(50,111)	$(43,195)

Net loss per unit	$(18.30)	$(17.78)	$(37.79)	$(36.37)
Weighted average units outstanding	97,752	97,752	97,752	97,752

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Cash Flows (unaudited)
(in thousands, except per-unit data)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,694)	$(3,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,057	2,048
Amortization of discount (1)	5,572	5,278
Net gain on disposition of properties	(54)	-
Realized gain on investment securities	(29)	(24)
Change in assets and liabilities
Decrease (increase) in tenant accounts receivable	33	(84)
Increase in unbilled rent receivable	(22)	(49)
Decrease in accounts receivable and other assets (1)	74	308
Increase in accounts payable and other liabilities (1)	223	213
Decrease in deferred revenue	(111)	(76)
Net cash provided by operating activities	4,049	4,059

Cash flows from investing activities:
Proceeds from disposition of properties	68	-
Improvements to rental property	(11)	(43)
(Increase) decrease in restricted cash	(17)	26
Purchase of investment securities	(1,757)	(1,881)
Sale of investment securities	2,098	1,894
Net cash provided (used ) by investing activities	381	(4)

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(4,027)	(4,025)
Net cash used in financing activities	(4,027)	(4,025)

Increase in cash and cash equivalents	403	30

Cash and cash equivalents:
Beginning of period	787	1,272

End of period	$1,190	$1,302

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$774	$914

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2010
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

Note 3:  Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (“EBL&S”), which is owned entirely by E&H Properties, Inc (“E&H”), a corporation owned and controlled by Edward B. Lipkin (“Lipkin”), a related party.  Management fees are paid exclusively to EBL&S and are included in Management fees in the Combined Condensed Statements of Operations.  Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Condensed Balance Sheet at June 30, 2010. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (“NPAEP”) holds the Wraparound mortgages payable.  Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable.  Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable.  Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H, and controlled by Lipkin.  Included within Accounts payable and other liabilities is $2,477 and $2,382 due EBL&S at June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties.  The line bears interest at a variable rate, based on the prime rate (3.25% at June 30, 2010), and expires in May 2011.  Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.  As of June 30, 2010, there were $194 of advances and $129 of related accrued interest due under the NPAMLP Line.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2010
(dollars in thousands)

In October 2007, NPAEP acquired from the unrelated third party owners, approximately 82% of the undivided interest in one of the parcels in Marquette, Michigan that is ground leased by NPAMLP. The terms of the ground lease were unchanged. As a result of the purchase, NPAEP receives $18 annually in ground rental payments from NPAMLP.

Note 4:  Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”).  The number of locations, gross leasable area (“GLA”) and percentage of minimum rent for these tenants for the six-month period ended June 30, 2010 and 2009 are detailed in the table below.  As of June 30, 2010, Sears owed approximately $54 under its leases with NPAMLP.  Neither Sun Microsystems nor CVS had any outstanding balances due under its lease with NPAMLP at June 30, 2010.

	As of June 30, 2010			As of June 30, 2009
Tenant	No. Locations	GLA	% of Minimum Rent	No. Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	24%	1	249,832	23%
Sears	6	619,120	17%	7	703,300	18%
CVS	5	56,770	14%	5	56,770	14%

Note 5:  Future Interest Agreement

In March 2003, NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the “2003 Agreement”), in which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgages held by NPAEP and PVPG.  The terms of the 2003 Agreement provided that NPAEP and PVPG: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount (the reduction in the interest rate was evaluated by NPAMLP in accordance with FASB authoritative guidance, and was determined not to be a substantial modification of terms as defined therein); (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and (c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the agreement of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note.  In consideration for the above, NPAMLP modified the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among certain partnerships comprising NPAMLP.  In addition NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP’s right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2010
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

Note 6: Commitments and Contingencies

In June 2006, NPAMLP and a limited liability company controlled by Lipkin (ARJAX) entered into an agreement with an anchor tenant (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”).  In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011. In June 2010, the Agreement was further amended extending the Effective Date to February 29, 2012.  In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date.  To date, ARJAX has remitted $1,400 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to six other stores leased from NPAMLP. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX.  NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so.  Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement.

As of June 30, 2010, NPAMLP was obligated for $161 in capital commitments, primarily for asphalt repairs.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2010
(dollars in thousands)

Note 7: Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance to enhance the usefulness of fair value  measurements. This guidance amends the disclosures about fair value measurements in the FASB Accounting Standards Codification. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. NPAMLP has adopted the provisions of  this guidance which did not have a significant impact on our combined condensed  financial statements.

In June 2009, the FASB issued authoritative guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about (1) a transfer of its financial assets, (2) the effects of such a transfer on its financial position, financial performance, and cash flows, and (3) a reporting entity’s continuing involvement, if any, in the transferred financial assets. The guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. NPAMLP has adopted the provisions of the FASB guidance which did not have a material impact on its combined condensed financial statements.

In June 2009, the FASB issued authoritative guidance to improve financial reporting disclosure by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. NPAMLP has adopted the provisions of the FASB guidance which did not have a material impact on its combined condensed financial statements.

Note 8: Disclosure of Fair Value of Financial Instruments

The following disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at June 30, 2010 and December 31, 2009.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2010 and December 31, 2009.

The fair value of the NPAMLP’s wraparound mortgages aggregate approximately $109 million and $107 million as of June 30, 2010 and December 31, 2009, respectively.  Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at June 30, 2010 and December 31, 2009.  In accordance with FASB authoritative guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2010 and December 31, 2009.  Although NPAMLP is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

June 30, 2010
(dollars in thousands)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Net cash provided by operating and  investing activities for the six-month period ended June 30, 2010 was $4,049 and $381, respectively.  Net cash used in financing activities was $4,027.  As a result of the above, there was a $403 increase in cash and cash equivalents for the six months ended June 30, 2010.  The increase in cash was primarily due to a settlement of litigation with a prior tenant at the Lake Mary, Florida property and the receipt of a $67 net eminent domain award arising from the loss of a small portion of the Taylorville, Illinois property.

As of June 30, 2010, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties.  The line bears interest at a variable rate, based on the prime rate (3.25% at March 31, 2010), and expires in May 2011.  Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.  As of June 30, 2010, there were $194 of advances and $129 of related accrued interest under the NPAMLP Line.

As of June 30, 2010, the third party underlying mortgages were current for all the properties.

As of June 30, 2010, NPAMLP was obligated for $161 in capital commitments, primarily for asphalt repairs.

Critical Accounting Policies

There were no significant changes to NPAMLP’s critical accounting policies and estimates during the six-month period ended June 30, 2010.

Results of Operations

NPAMLP owned 24 properties at June 30, 2010 and June 30, 2009.

The loss from continuing operations for the three and six-month periods ended June 30, 2010 versus June 30, 2009 increased by $50 and $139, respectively.  The increase in the loss from continuing operations was primarily due to an increase in interest expense, and loss of the anchor tenant at the Kalamazoo, Michigan property.  The increase in interest expense for the three and six-month periods ended June 30, 2010 versus June 30, 2009 was $132 and $198, respectively, and  is consistent with an increase in the balance of the wraparound mortgages as the amortization of the discount on wraparound mortgages was greater than the principal reduction on wraparound mortgages payable for the three and six month periods ending June 30, 2010. The anchor tenant’s lease at the Kalamazoo, Michigan property ended on February 28, 2010, resulting in a reduction in rental income for the three and six month periods ended June 30, 2010 of $62 and $83, respectively.  NPAMLP is actively marketing this vacant space to major regional and national retailers. The two factors were partially offset by the receipt of the eminent domain award, mentioned above, and a litigation settlement from  a prior tenant at the Lake Mary, Florida property of $175, which is included in Gain from litigation settlement in the Combined Statement of Operations and Changes in Partners’ Deficit for the six month period ending June 30, 2010.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

June 30, 2010
(dollars in thousands)

Factors That May Influence Future Results of Operations

Economic Conditions.     In the United States, recent market and economic conditions have resulted in tighter credit conditions and limited growth through the second quarter of 2010.  As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Since there are no balloon payments due on the third party underlying mortgages until 2012, NPAMLP has less exposure to these credit conditions. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our tenants and consequently, NPAMLP’s liquidity. If these market conditions continue, they may limit the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

June 30, 2010
(dollars in thousands)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 T.  Controls and Procedures

NPAMLP’s managing general partner, equity general partner and its agent’s chief financial officer, after evaluating the effectiveness of the design and operation of NPAMLP’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that NPAMLP’s disclosure controls and procedures were effective.  Disclosure controls and procedures ensure that information to be disclosed in reports that the NPAMLP files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensure that information required to be disclosed in the reports that NPAMLP files or submits under the Exchange Act is accumulated and communicated to  NPAMLP's management, including its managing general partner, equity general partner and its agent's chief financial officer, to allow timely decisions regarding required disclosure.

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

National Property Analysts Master Limited Partnership
(Registrant)

Date:	August 12, 2010

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name:	Robert McKinney
Title:	President