Form 10-K/A
period 2009-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2010-09-27
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer ☐		Accelerated Filer ☐

Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

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
Registration Statement filed on July 14, 1994;
Form 10-K Annual Reports filed on April 1, 1996 and March 31, 2003;
and Form 10-Q Quarterly Report;
November 11, 2003 -
Commission file Number 0-24816.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K  (the “Report”) for the fiscal year ended December 31, 2009 has been filed in response to certain comments received by us from the staff of the Securities and Exchange Commission.  In response to these comments, we are amending the following items:

Item 9A(T). Controls and Procedures has been revised.

Item 15. Exhibits, Financial Statement Schedules has been amended to include the required certifications from our managing general partner, equity general partner and its agent’s chief financial officer.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our managing general partner, equity general partner and its agent’s chief financial officer are filed herewith as exhibits to this Amendment.  Except as described above, this Amendment does not modify or update any other items or disclosures included in the original filing of the Report.  This Amendment does not reflect events occurring after the date of the original filing of the Report or modify or update those disclosures that may be affected by subsequent events.

PART II

Item 9A(T) is hereby amended and restated in its entirety as follows:

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

NPAMLP’s managing general partner, equity general partner and its agent’s chief financial officer, after evaluating the effectiveness of the design and operation of NPAMLP’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that NPAMLP’s disclosure controls and procedures were effective.  Disclosure controls and procedures ensure that information to be disclosed in reports that the NPAMLP files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensure that information required to be disclosed in the reports that NPAMLP files or submits under the Exchange Act is accumulated and communicated to  NPAMLP's management, including its managing general partner, equity general partner and its agent's chief financial officer, to allow timely decisions regarding required disclosure.

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

B.  Exhibits

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

Date:     September 27, 2010

By: Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Robert McKinney
Director

Date:     September 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Edward B. Lipkin	Director of EBL&S, Inc.	September 27, 2010
Edward B. Lipkin	Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer

/s/ Robert McKinney	Director of Feldman International, Inc.	September 27, 2010
Robert McKinney	Registrant’s equity general partner