Form 10-Q
period 2010-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2010-11-08
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	To

Commission file number:	000-24816

National Property Analysts Master Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 South Broad Street, Mezzanine
Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at November 8, 2010
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Combined Condensed Financial Statements (Unaudited)

Combined Condensed Balance Sheets - September 30, 2010 and December 31, 2009	1

Combined Condensed Statements of Operations and Changes in Partners’ Deficit
- Three and nine months ended September 30, 2010 and 2009	2

Combined Condensed Statements of Cash Flows
- Nine months ended September 30, 2010 and 2009	3

Notes to Combined Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	11

Item 4 T. Controls and Procedures.	11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3. Defaults Upon Senior Securities.	12

Item 4. Submission of Matters to a Vote of Security Holders.	12

Item 5. Other Information.	12

Item 6. Exhibits.	12

SIGNATURES

Signatures	13

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Balance Sheets
(in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Rental property, at cost:
Land	$7,568	$7,582
Buildings	107,334	107,159
Tenant-in-common property	22,662	22,662
	137,564	137,403
Less: accumulated depreciation	77,040	74,008
Rental property, net	60,524	63,395

Cash and cash equivalents	986	787
Restricted cash	161	80
Investment securities available for sale, at market	2,999	3,218
Tenant accounts receivable, net of allowance of $30 as of September 30, 2010 and December 31, 2009, respectively	36	148
Unbilled rent receivable	1,248	1,215
Accounts receivable and other assets (1)	408	542

Total assets	$66,362	$69,385

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$150,710	$156,700
Less: unamortized discount based on imputed interest rate of 12% (1)	40,880	49,298

Wraparound mortgages payable less unamortized discount (1)	109,830	107,402

Due to NPAEP (1)	3,292	3,292
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	3,220	2,944
Deferred revenue	146	197
Finance lease obligation	1,750	1,750

Total liabilities	118,432	115,779

Partners' deficit	(52,070)	(46,394)

Total liabilities and partners' deficit	$66,362	$69,385

(1) See Note 3: Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements
(unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Operations and Changes in Partners' Deficit (unaudited)
(in thousands, except per-unit data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Income:
Rental income	$3,163	$3,221	$9,573	$9,768
Other charges to tenants	784	799	2,517	2,486
Interest and dividend income	37	48	111	174
Total income	3,984	4,068	12,201	12,428

Operating expenses:
Interest expense (1)	3,321	3,204	9,832	9,517
Real estate taxes	758	746	2,270	2,231
Management fees (1)	137	133	431	435
Common area maintenance expenses	353	338	1,269	1,244
Ground rent (1)	194	432	583	819
Repairs and maintenance	166	125	387	305
General and administrative (1)	92	109	361	427
Depreciation	1,012	1,008	3,032	3,019
Amortization	18	19	55	56
Total operating expenses	6,051	6,114	18,220	18,053
Operating loss	(2,067)	(2,046)	(6,019)	(5,625)

Other gain:
Realized gain on investment securities	59	286	88	310
Gain on disposition of properties	-	-	54	-
Gain from litigation settlement	-	-	175	-
Loss from continuing operations	(2,008)	(1,760)	(5,702)	(5,315)

Partners' deficit:
Beginning of period	(50,111)	(43,195)	(46,394)	(39,822)
Net change in unrealized loss on investment securities	49	(60)	26	122

End of period	$(52,070)	$(45,015)	$(52,070)	$(45,015)

Net loss per unit	$(20.54)	$(18.00)	$(58.33)	$(54.37)
Weighted average units outstanding	97,752	97,752	97,752	97,752

(1) See Note 3: Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Cash Flows (unaudited)
(in thousands, except per-unit data)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:

Net loss	$(5,702)	$(5,315)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,087	3,075
Amortization of discount (1)	8,418	7,988
Net gain on disposition of properties	(54)	-
Realized gains on investment securities	(88)	(310)
Change in assets and liabilities
Decrease in tenant accounts receivable	112	29
Increase in unbilled rent receivable	(33)	(74)
Decrease in accounts receivable and other assets (1)	79	333
Increase in accounts payable and other liabilities (1)	276	422
Decrease in deferred revenue	(51)	(80)
Net cash provided by operating activities	6,044	6,068

Cash flows from investing activities:
Proceeds from disposition of properties	68	-
Improvements to rental property	(175)	(73)
Increase in restricted cash	(81)	(64)
Purchases of investment securities	(4,179)	(3,840)
Sales of investment securities	4,512	4,097
Net cash provided by investing activities	145	120

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(5,990)	(6,053)
Net cash used in financing activities	(5,990)	(6,053)

Increase in cash and cash equivalents	199	135

Cash and cash equivalents:
Beginning of period	787	1,272

End of period	$986	$1,407

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,139	$1,346

(1) See Note 3: Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2010
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

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (“EBL&S”), which is owned entirely by E&H Properties, Inc (“E&H”), a corporation owned and controlled by Edward B. Lipkin (“Lipkin”), a related party. Management fees are paid exclusively to EBL&S and are included in Management fees in the Combined Condensed Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Condensed Balance Sheet at September 30, 2010. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (“NPAEP”) holds the Wraparound mortgages payable. Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable. Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H, and controlled by Lipkin. Included within Accounts payable and other liabilities is $2,521 and $2,382 due EBL&S at September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (3.25% at September 30, 2010), and expires in May 2011. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of September 30, 2010, there were $194 of advances and $131 of related accrued interest due under the NPAMLP Line.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2010
(dollars in thousands)

In October 2007, NPAEP acquired from the unrelated third party owners, approximately 82% of the undivided interest in one of the parcels in Marquette, Michigan that is ground leased by NPAMLP. The terms of the ground lease were unchanged. As a result of the purchase, NPAEP receives $18 annually in ground rental payments from NPAMLP.

Note 4: Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). The number of locations, gross leasable area (“GLA”) and percentage of minimum rent for these tenants for the nine-month period ended September 30, 2010 and 2009 are detailed in the table below. As of September 30, 2010, Sun Microsystems, Sears, and CVS had no outstanding balances due under any leases with NPAMLP.

	As of September 30, 2010			As of September 30, 2009
Tenant	No. Locations	GLA	% of Minimum Rent	No. Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	24%	1	249,832	23%
Sears	6	619,120	17%	7	703,300	18%
CVS	5	56,770	14%	5	56,770	14%

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
September 30, 2010
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

As of September 30, 2010, NPAMLP was not obligated for any capital commitments within its property portfolio.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2010
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

Note 8: Disclosure of Fair Value of Financial Instruments

In addition to the disclosures in Note 9 for assets which are recorded at fair value, GAAP also requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at September 30, 2010 and December 31, 2009.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values due to their short term nature as of September 30, 2010 and December 31, 2009. Marketable securities are carried at fair value and valued based on quoted market prices in an exchange and active markets.

The fair value of the NPAMLP’s wraparound mortgages aggregate approximately $110 million and $107 million as of September 30, 2010 and December 31, 2009, respectively.  Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at September 30, 2010 and December 31, 2009.  In accordance with FASB authoritative guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2010 and December 31, 2009.  Although NPAMLP is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

September 30, 2010
(dollars in thousands)

Note 9: Fair Value Measurements

NPAMLP applies the guidance of the FASB regarding fair value measurements. The guidance establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This guidance does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:

Level 1 Fair Value Measurements

Mutual funds and common stock are valued based on quoted market prices in active markets, which represent the net asset values of shares held by NPAMLP at period end and are classified as Level 1 investments.

Level 2 Fair Value Measurements

There were no Level 2 inputs used in the valuation

Level 3 Fair Value Measurements

There were no Level 3 inputs used in the valuation.

		Fair Value Measurements at September 30, 2010 Using Fair Value Hierarchy
	Fair Value as of September 30, 2010	Level 1	Level 2	Level 3

Mutual funds	$1,799	$1,799	$-	$-

Common stock	1,200	1,200	-	-

Total	$2,999	$2,999	$-	$-

		Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
	Fair Value as of December 31, 2009	Level 1	Level 2	Level 3

Mutual funds	$3,218	$3,218	$-	$-

Total	$3,218	$3,218	$-	$-

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

September 30, 2010
(dollars in thousands)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Net cash provided by operating and investing activities for the nine-month period ended September 30, 2010 was $6,044 and $145, respectively. Net cash used in financing activities was $5,990. As a result of the above, there was a $199 increase in cash and cash equivalents for the nine months ended September 30, 2010. The increase in cash was primarily due to a settlement of litigation with a prior tenant at the Lake Mary, Florida property and the receipt of a $68 net eminent domain award arising from the loss of a small portion of the Taylorville, Illinois property.

As of September 30, 2010, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (3.25% at September 30, 2010), and expires in May 2011. Although there is no assurance that an extension will be granted, NPAMLP anticipates that the NPAMLP Line will be extended by EHD. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of September 30, 2010, there were $194 of advances and $131 of related accrued interest under the NPAMLP Line.

As of September 30, 2010, the third party underlying mortgages were current for all the properties.

As of September 30, 2010, NPAMLP was not obligated for any capital commitments within its property portfolio.

Critical Accounting Policies

There were no significant changes to NPAMLP’s critical accounting policies and estimates during the nine-month period ended September 30, 2010.

Results of Operations

NPAMLP owned 24 properties at September 30, 2010 and September 30, 2009.

The loss from continuing operations for the three and nine-month periods ended September 30, 2010 versus September 30, 2009 increased by $248 and $387, respectively. The increase in the loss from continuing operations was primarily due to an increase in interest expense, and loss of the anchor tenant at the Kalamazoo, Michigan property. The increase in interest expense for the three and nine-month periods ended September 30, 2010 versus September 30, 2009 was $117 and $315, respectively, and is consistent with an increase in the balance of the wraparound mortgages, net of the unamortized discount, as the amortization of the discount was greater than the principal reduction on wraparound mortgages payable for the three and nine-month periods ending September 30, 2010. The anchor tenant’s lease at the Kalamazoo, Michigan property ended on February 28, 2010, resulting in a reduction in rental income for the three and nine-month periods ended September 30, 2010 of $62 and $145, respectively. NPAMLP is actively marketing this vacant space to major regional and national retailers. These two factors were partially offset by the receipt of the eminent domain award, mentioned above, and a litigation settlement from a prior tenant at the Lake Mary, Florida property of $175, which is included in Gain from litigation settlement in the Combined Statement of Operations and Changes in Partners’ Deficit for the nine-month period ending September 30, 2010.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

September 30, 2010
(dollars in thousands)

Factors That May Influence Future Results of Operations

Economic Conditions.     In the United States, recent market and economic conditions have resulted in tighter credit conditions and limited growth through the third quarter of 2010. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Since there are no balloon payments due on the third party underlying mortgages until 2012, NPAMLP has less exposure to these credit conditions. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our tenants and consequently, NPAMLP’s liquidity. If these market conditions continue, they may limit the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

September 30, 2010
(dollars in thousands)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 T. Controls and Procedures

NPAMLP’s managing general partner, equity general partner and its agent’s chief financial officer, after evaluating the effectiveness of the design and operation of NPAMLP’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that NPAMLP’s disclosure controls and procedures were effective for the three and nine month periods ending September 30, 2010. Disclosure controls and procedures ensure that information to be disclosed in reports that the NPAMLP files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensure that information required to be disclosed in the reports that NPAMLP files or submits under the Exchange Act is accumulated and communicated to  NPAMLP's management, including its managing general partner, equity general partner and its agent's chief financial officer, to allow timely decisions regarding required disclosure.

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
National Property Analysts Master Limited Partnership
(Registrant)

Date:	November 8, 2010

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name:	Robert McKinney
Title:	President