Form 10-K
period 2010-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2011-03-30
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                                                      December 31, 2010

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

C.  The Properties and Indebtedness Secured by the Properties

NPAMLP owns 24 properties, inclusive of tenant-in-common (“TIC”) interests, as of December 31, 2010, which consist primarily of shopping centers and free standing, single tenant retail stores (the “Properties”).  The Properties are subject to certain indebtedness, which was incurred in connection with the acquisition of the Properties by the Partnerships.  See “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

1.  Anchor Tenants

The Anchor Tenant leases at lease inception are usually for 15 to 25 years.  At December 31, 2010, NPAMLP had 127,847 square feet, or 6% of its total gross leasable area, of vacant Anchor Tenant spaces. The Anchor Tenant leases are at various stages of maturity.  Upon expiration of the initial lease term, renewal options are usually available to the Anchor Tenants.  See "Item 2. Properties."  The high concentration of minimum rent received from Anchor Tenants under the terms of long term leases generally provide NPAMLP with protection against a significant reduction in rental income; however, this also restricts the growth opportunity for NPAMLP.

NPAMLP's primary Anchor Tenants are Sun Microsystems, Sears Holdings  Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”), which in 2010 accounted for approximately 25%, 17% and 14%, respectively, of the rental income received by NPAMLP.  As of December 31, 2010, NPAMLP had 1 lease with Sun Microsystems for approximately 250,000 square feet.  The rent per square foot for the Sun Microsystems lease as of December 31, 2010, was $50.57.  As of December 31, 2010, no balance was due from Sun Microsystems under its lease.  As of December 31, 2010, NPAMLP had 6 leases with Sears aggregating approximately 620,000 square feet.  NPAMLP’s average rent per square foot for all of the Sears leases as of December 31, 2010, was $3.31.  As of December 31, 2010, approximately $84,000 was due from Sears under three (3) of its leases. As of December 31, 2010, NPAMLP had 5 leases with CVS aggregating approximately 57,000 square feet.  NPAMLP’s average rent per square foot for all of the CVS leases as of December 31, 2010, was $31.22.  As of December 31, 2010, there was $2,000 due from CVS under one of its leases.

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

The NPAMLP Properties' occupancy rate for Local Tenant space is 70% at December 31, 2010. The lease terms for Local Tenant space typically range from 1 to 3 years.  The competitive conditions applicable to Local Tenant space vary from Property to Property.  However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to NPAMLP Properties, is typically a function of NPAMLP's rental rates as compared to the local market.  However, in instances where a multi-tenant Property has Anchor Tenant space and the Anchor Tenant space is vacant (at December 31, 2010, two Shopping Center Properties have Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

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

“Threshold Amount” shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties.  As of December 31, 2010, approximately $36,602,000 had been applied in reduction of the Threshold Amount.

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

Item 1 (A). Risk Factors

Not applicable

Item 1 (B). Unresolved Staff Comments

None

Item 2.    Properties

NPAMLP's Properties consist primarily of shopping centers and freestanding, single tenant retail stores.  As of December 31, 2010, NPAMLP owned and operated 24 Properties located in 14 states, with 57% of the Properties being Single Tenant Properties and 43% being Shopping Center Properties.

Set forth below are schedules providing information with respect to the Properties and the indebtedness secured by the Properties.  Schedule 1 provides a description of the Properties and certain tenant information.  Schedule 2 provides certain information regarding tenant lease expirations through the termination of NPAMLP on December 31, 2013.  Schedule 3 provides information regarding the Third Party Underlying Obligations secured by the Properties.

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

Schedule 1

Description of Property Tenant Information

			Total	Average
Property	Total	Occupancy	Minimum	Rent
Location	GLA (a)	Rate	Rent (b)	PSF (c)

Cottage Grove, MN	114,609	82.0%	$843,271	$7.11
Dunmore, PA	26,475	100.0%	78,696	2.97
East Haven, CT	52,852	42.4%	280,500	5.31
Federal Way, WA	37,560	100.0%	45,000	1.20
Grand Rapids, MI	10,880	100.0%	378,071	34.75
Huntsville, AL	104,000	100.0%	244,400	2.35
Independence, MO	134,634	96.3%	367,482	2.73
Kalamazoo, MI	120,958	5.1%	50,556	0.42
Lake Mary, FL	107,400	100.0%	859,200	8.00
Lawnside, NJ	102,552	100.0%	548,078	5.34
Lawndale, CA	14,813	100.0%	324,024	21.87
Marquette, MI	248,256	92.4%	1,168,697	4.71
Maryville, MO	35,179	100.0%	124,264	3.53
North Augusta, SC	109,134	95.3%	354,700	3.43
O' Fallon, MO	91,061	97.8%	344,354	3.78
Oak Lawn, IL	159,233	100.0%	1,116,834	7.01
Philadelphia, PA	128,006	100.0%	506,500	3.96
Painesville, OH	10,125	100.0%	188,777	18.64
Rockville, MD (d)	10,880	100.0%	521,718	58.48
San Jose, CA (e)	249,832	100.0%	3,019,256	50.57
Seven Hills, OH	121,677	100.0%	318,595	2.62
Taylorville, IL	43,127	100.0%	242,419	5.62
Urbana, IL	55,531	18.8%	66,423	1.20
Waverly, OH	8,834	100.0%	77,451	8.77

(a)	Gross Leasable Area.
(b)	Based on leases in effect as of December 31, 2010.
(c)	Based on occupied space.
(d)	NPAMLP owns an 82% interest in this property. Minimum rent amount reflects NPAMLP’s percentage ownership.
(e)	NPAMLP owns a 23.9% tenant-in-common interest in this property. Minimum rent amount reflects NPAMLP’s percentage ownership.

Schedule 1, Continued

Description of Property Tenant Information

Major Tenant Information
					Remaining
Property			Annual	Lease	Tenant
Location	Major Tenant Name	GLA (a)	Rent	Expiration	Options

Cottage Grove, MN	Rainbow Foods	70,130	$606,624	07/11/16	6 / 5 YR
Dunmore, PA	Price Chopper	26,475	78,696	11/30/15	1 / 5 YR
East Haven, CT	AutoZone	9,700	153,000	02/28/13	1 / 5 YR
Federal Way, WA	Safeway	37,560	45,000	10/31/13	4 / 5 YR
Grand Rapids, MI	CVS	10,880	378,071	01/31/24	10 / 5 YR
Huntsville, AL	Kmart	104,000	244,400	11/30/15	3 / 5 YR
Independence, MO	Kmart	116,799	308,634	03/31/15	8 / 5 YR
Kalamazoo, MI	None	84,180	-	-	-
Lake Mary, FL	Gander Mountain Sports	107,400	859,200	05/31/21	4 / 5 YR
Lawnside, NJ	Sears	102,552	544,634	09/30/25	10 / 5 YR
Lawndale, CA	CVS	14,813	324,024	05/31/13	10 / 5 YR
Marquette, MI	Kohl's Department Stores, Inc.	85,480	170,960	11/30/24	9 / 5 YR
	Younker's	44,068	92,543	01/31/18	3 / 5 YR
	J.C. Penney	33,996	118,286	02/29/12	3 / 5 YR
Maryville, MO	J.C. Penney	22,060	65,502	10/31/11	1 / 5 YR
North Augusta, SC	Riverfront Antique Mall	103,964	341,256	01/10/11	-
O' Fallon, MO	Kmart	83,061	279,415	11/30/15	8 / 5 YR
Oak Lawn, IL	Home Depot	104,622	530,000	01/31/28	5 / 5 YR
	Jewel Foods	58,575	586,834	01/03/14	1 / 5 YR
Philadelphia, PA	Kmart	91,033	338,500	03/31/12	8 / 5 YR
	Supremo Foods	36,973	168,000	06/30/35	None
Painesville, OH	CVS	10,125	188,777	01/31/19	6 / 5 YR
Rockville, MD (b)	CVS	10,880	521,718	01/31/24	10 / 5 YR
San Jose, CA (c)	Sun Microsystems	249,832	3,124,930	05/31/13	2 / 5 YR
Seven Hills, OH	Kmart	121,677	318,595	08/31/12	7 / 5 YR
Taylorville, IL	Grandview Retail Stores	27,958	120,000	03/31/18	None
	CVS	10,069	81,319	03/31/12	4 / 5 YR
Urbana, IL	Dollar General	6,264	39,000	10/31/12	None
Waverly, OH	None	N/A	-	-	-

(a)  Gross Leasable Area
(b)  NPAMLP owns an 82% interest in this property.  Annual rent amount reflects NPAMLP’s percentage ownership.
(c)  NPAMLP owns a 23.9% tenant-in-common interest in this property.  Annual rent amount reflects NPAMLP’s percentage ownership.
N/A -  Not Applicable – no anchor space at this location.

Schedule 2

Tenant Lease Expirations

			2011			2012
		Total
Property	Total	Minimum	# of	Minimum		# of	Minimum
Location	GLA (a)	Rent (b)	Tenants	Rent	GLA (a)	Tenants	Rent	GLA (a)

Cottage Grove, MN	114,609	$843,271
Dunmore, PA	26,475	78,696
East Haven, CT	52,852	280,500
Federal Way, WA	37,560	45,000
Grand Rapids, MI	10,880	378,071
Huntsville, AL	104,000	244,400
Independence, MO	134,634	367,482				2	$22,848	3,000
Kalamazoo, MI	120,958	50,556
Lake Mary, FL	107,400	859,200
Lawnside, NJ	102,552	544,634
Lawndale, CA	14,813	324,024
Marquette, MI	248,256	1,164,406	7	$161,819	21,416	8	310,373	44,253
Maryville, MO	35,179	124,264	2	82,064	27,104	1	12	2,450
North Augusta, SC	109,134	354,700
O' Fallon, MO	91,061	344,354	1	34,939	3,000
Oak Lawn, IL	159,233	1,116,834
Philadelphia, PA	128,006	506,500				1	338,500	91,033
Painesville, OH	10,125	188,777
Rockville, MD	10,880	521,718
San Jose, CA	249,832	2,979,459
Seven Hills, OH	121,677	318,595				1	318,595	121,677
Taylorville, IL	43,127	241,519	2	27,000	3,000	1	81,319	10,069
Urbana, IL	55,531	65,913	1	8,100	1,050	2	46,000	7,664
Waverly, OH	8,834	77,396

Totals	2,097,608	$12,020,069	13	$313,922	55,572	16	$1,117,647	280,146

Annual % to Total				2.6%	2.6%		9.3%	13.4%
Cumulative %				2.6%	2.6%		11.9%	16.0%

(a)	Gross Leasable Area.
(b)	Based on leases in effect as of December 31, 2010.

Schedule 2, Continued

Tenant Lease Expirations

			2013
		Total
Property	Total	Minimum	# of	Minimum
Location	GLA (a)	Rent (b)	Tenants	Rent	GLA (a)

Cottage Grove, MN	114,609	$833,271	1	$37,899	6,075
Dunmore, PA	26,475	78,696
East Haven, CT	52,852	280,500	1	147,925	9,700
Federal Way, WA	37,560	45,000	1	45,000	37,560
Grand Rapids, MI	10,880	378,071
Huntsville, AL	104,000	244,400
Independence, MO	134,634	367,482	1	36,000	9,840
Kalamazoo, MI	120,958	50,556
Lake Mary, FL	107,400	859,200
Lawnside, NJ	102,552	544,634
Lawndale, CA	14,813	324,024
Marquette, MI	248,256	1,164,406	1	53,960	2,840
Maryville, MO	35,179	124,264	1	42,188	5,625
North Augusta, SC	109,134	354,700
O' Fallon, MO	91,061	344,354
Oak Lawn, IL	159,233	1,116,834
Philadelphia, PA	128,006	506,500
Painesville, OH	10,125	188,777
Rockville, MD	10,880	521,718
San Jose, CA	249,832	2,979,459	1	3,347,503	249,832
Seven Hills, OH	121,677	318,595
Taylorville, IL	43,127	241,519
Urbana, IL	55,531	65,913
Waverly, OH	8,834	77,396

Totals	2,097,608	$12,020,069	7	$3,710,475	321,472

Annual % to Total				30.9%	15.3%
Cumulative %				42.8%	31.3%

(a)	Gross Leasable Area.
(b)	Based on leases in effect as of December 31, 2010.

Schedule 3

Third Party Underlying Obligations
				Principal
Property		Mortgage	Interest	Balance at
Location	Mortgagee	Type	Rate	12/31/2010

Cottage Grove, MN	IDS Life Insurance	1st	5.55%	$3,720,635
Dunmore, PA	NONE
East Haven, CT	NONE
Federal Way, WA	NONE
Grand Rapids, MI	Wells Fargo Bank Northwest, N.A.	1st	7.77%	1,958,698
Huntsville, AL	NONE
Independence, MO	NONE
Kalamazoo, MI	NONE
Lake Mary, FL	Citigroup Capital Markets Group	1st	5.67%	5,718,159
Lawndale, CA	Wells Fargo Bank Northwest, N.A.	1st	6.04%	3,552,015
Lawnside, NJ	Wachovia Securities	1st	8.71%	3,680,466
Marquette, MI	Associated Commercial Bank	1st	6.33%	4,773,988
Maryville, MO	NONE
North Augusta, SC	NONE
O' Fallon, MO	NONE
Oak Lawn, IL	NONE
Painesville, OH	Credit Suisse First Boston	1st	6.48%	1,217,312
Philadelphia, PA	NONE
Rockville, MD (a)	Wells Fargo Bank Northwest, N.A.	1st	7.77%	2,702,903
San Jose, CA (b)	Lehman Ali Inc.	1st	12.50%	21,499,639
Seven Hills, OH	B & K Properties	1st	9.75%	497,119
Taylorville, IL	NONE
Urbana, IL	NONE
Waverly, OH	NONE

(a)   NPAMLP owns an 82% interest in the property.  Loan balance reflects NPAMLP’s percentage ownership.
(b)   NPAMLP owns a 23.9% tenant-in-common interest in this property. Loan balance reflects NPAMLP’s percentage ownership.

Schedule 3, Continued

Third Party Underlying Obligations
				Ownership
			Annual	Interest
Property		Mortgage	Debt	Fee/
Location	Mortgagee	Type	Service	Leasehold

Cottage Grove, MN	IDS Life Insurance	1st	$364,697	Fee
Dunmore, PA	NONE			Leasehold
East Haven, Ct	NONE			Fee
Federal Way, WA	NONE			Fee
Grand Rapids, MI	Wells Fargo Bank Northwest, N.A.	1st	378,071	Fee
Huntsville, AL	NONE			Leasehold
Independence, MO	NONE			Fee
Kalamazoo, MI	NONE			Leasehold
Lake Mary, FL	Citigroup Capital Markets Group	1st	416,520	Fee
Lawndale, CA	Wells Fargo Bank Northwest, N.A.	1st	324,000	Leasehold
Lawnside, NJ	Wachovia Securities	1st	556,739	Fee
Marquette, MI	Associated Commercial Bank	1st	402,318	Leasehold
Maryville, MO	NONE			Leasehold
North Augusta, SC	NONE			Leasehold
O' Fallon, MO	NONE			Fee
Oak Lawn, IL	NONE			Leasehold
Painesville, OH	Credit Suisse First Boston	1st	188,777	Fee
Philadelphia, PA	NONE			Leasehold
Rockville, MD (a)	Wells Fargo Bank Northwest, N.A.	1st	521,718	Fee
San Jose, CA (b)	Lehman Ali Inc.	1st	2,964,532	Fee
Seven Hills, OH	B & K Properties	1st	263,917	Leasehold
Taylorville, IL	NONE			Fee
Urbana, IL	NONE			Fee
Waverly, OH	NONE			Fee

(a)   NPAMLP owns an 82% interest in the property.  Loan balance and annual debt service reflect NPAMLP’s percentage ownership.
(b)   NPAMLP owns a 23.9% Tenant in Common interest in this property. Loan balance and annual debt service reflect NPAMLP’s percentage ownership.

Item 3.	Legal Proceedings

NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations.  In the opinion of the General Partners, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP's financial position, results of operations or liquidity.

In 2005 NPAMLP sold the property in Ardmore, Oklahoma to an unrelated third party. In connection with this sale, NPAMLP accepted a $480,000 promissory note in consideration of a portion of the sale price. The note was due in October 2010. In October 2010 NPAMLP filed suit to collect the balance due. The obligor of this note has challenged the legality of the note and has not made any required payments of principal or interest since September 2010. NPAMLP is vigorously pursuing this matter and will attempt to ultimately collect the full balance due on this note.

Item 4.	Removed and Reserved

PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

As of December 31, 2010, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.

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

B.  Third Party Debt Service

As of December 31, 2010, the Third Party Underlying Obligations were current for all the Properties.  See “Item 7. Management’s Discussion and Analysis of Financial Condition - II Critical Accounting Policies.”

C.  Working Capital

As of December 31, 2010, NPAMLP has working capital of approximately $2,964,000 excluding amounts due to the Managing General Partner and the Pension Groups of $2,608,000 and $3,335,000, respectively. In 2010, NPAMLP’s operations resulted in a $176,000 reduction in cash. This reduction was primarily due to $259,000 in capital improvements to the certain properties and the vacancy of the Anchor Tenant space at the property in Kalamazoo, Michigan. These were partially offset by the proceeds from the tenant litigation in Lake Mary, Florida and the partial condemnation of the Taylorville, Illinois property. NPAMLP's property operating budget for 2011, excluding capital expenditures, audit fees and certain insurance costs, projects negative cash flow of approximately $553,000. The budgeted negative cash flow is primarily the result of recent tenant vacancy at two properties, including the Anchor Tenant vacancy discussed above. Management is endeavoring to lease the vacant space, however the current economic environment will, in all probability, lengthen the time to do so. Management believes however that NPAMLP has sufficient working capital to meet its operating needs.

To date, NPAMLP has replenished its working capital reserves through the sale of Properties.  This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage.  They have agreed in certain instances to release their liens and provide proceeds from the sale to NPAMLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties.  Although the Second Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard currently is expected by management, although there can be no assurance that such Second Mortgage lenders will not change their behavior in the future.  Pursuant to the 2003 Agreement (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement”), the holders of the Wrap Mortgages are obligated to release their mortgages in the event of a sale of Property. As of December 31, 2010, the Managing General Partner has advanced approximately $2,608,000 to NPAMLP but may require the repayment of the advances for its own operational needs.

D.  Loan Obligations

Although all the Third Party Underlying Obligations on which balloon payments have become due to date have ultimately been refinanced, there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. In the event that NPAMLP is not able to obtain refinancing commitments from alternative lenders or loan extensions from the lenders holding the existing Third Party Underlying Obligations, the properties could be lost to foreclosure. For the year ended December 31, 2011, there are no balloon payments due on the Third Party Underlying Mortgage Obligations. See “Item 2. Properties.”

E.  Capital Requirements

The average age of the Properties owned by NPAMLP is in excess of 20 years.  Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties.  At December 31, 2010, NPAMLP was committed for $30,000 in capital repairs to the Properties. During 2010, NPAMLP had an outstanding line of credit with E&H Properties of Delaware, Inc., an affiliate of NPA (“EHD”), under which EHD would advance up to $2.5 million to NPAMLP for purposes of making Capital and Tenant Improvements (the “NPAMLP Line”). Pursuant to the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. At December 31, 2010, availability under the EHD Firstrust Line permitted EHD to borrow up to $6,241,000 which it can loan to NPAMLP.

Amounts advanced pursuant to the NPAMLP Line bear interest at the Prime Rate as published in the Wall Street Journal’s “Money Rates” section (3.25% at December 31, 2010).

EHD maintains a secured line of credit with Firstrust Bank of Conshohocken, PA (“Firstrust Bank”), which enables EHD to fund the NPAMLP Line in order to finance Capital and Tenant Improvements (the “EHD Firstrust Line”).  At December 31, 2010 there is $3,451,000 due under the EHD Firstrust Line. Pursuant to the promissory note executed with respect to the EHD Firstrust Line (the “Firstrust Note”), the amounts advanced pursuant to the Firstrust Note bear interest at the Prime Rate as published in the Wall Street Journal’s “Money Rates” section (the “EHD Firstrust Borrowing Rate”).  The EHD Firstrust Borrowing Rate at December 31, 2010 is 3.25%.

The Firstrust Note is secured by an assignment of certain Wrap Notes and Second Mortgages and certain Guaranty and Suretyship Agreements executed by EBL&S Property Management, Inc. and Edward B. Lipkin.  Additionally, the Firstrust Note contains a confession of judgment against EHD and the Guaranty and Suretyship Agreements contain a confession of judgment against EBL&S Property Management, Inc. and Edward B. Lipkin. At December 31, 2010, $194,000 has been advanced and $133,000 in accrued interest was due under the NPAMLP Line.

F.  Tenant Improvements

The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates.  Many of these tenants insist on substantial tenant improvement contributions from landlords.  In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases.  For the year ending December 31, 2010, there were no rental abatements.

II.  Critical Accounting Policies

NPAMLP uses estimates and assumptions that can have a significant effect on the amounts that are reported in its financial statements.  Management believes the following are its most significant accounting policies as they may require a higher degree of judgment and estimation.

Rental Properties:  Rental properties are stated at original cost.  Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years and 15 to 39 years, respectively. In accordance with FASB authoritative guidance, rental properties are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of rental properties is measured by comparison of the carrying amount of the properties to undiscounted future net cash flows expected to be generated by the properties.  The determination of future undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact NPAMLP’s net income.  If any property is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair value.  Management determines fair value by utilizing market and income approaches.

The market approach estimates what a potential buyer would pay today.  The key inputs used in the model included, broker quotes, capitalization rates, expected lease up and holding periods or property appraisals. When available, current market information, like comparative sales price, was used to determine capitalization and rental growth rates.  NPAMLP  also utilizes the income approach to estimate the fair value of our income producing real estate assets. To the extent that the assumptions used in testing long-lived assets for impairment differ from those of a marketplace participant, the assumptions are modified in order to estimate the fair value of a real estate asset when an impairment charge is measured. In addition to determining future cash flows, which make the estimation of a real estate asset’s undiscounted cash flows highly subjective, the selection of the discount rate and exit capitalization rate used in applying the income approach is also highly subjective.  There were no impairment charges for the years ended December 31, 2010 and 2009.  Properties to be disposed are reported at the lower of the carrying amount or the fair value less costs to sell.

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

Fair value of Financial Instruments:  The FASB’s authoritative guidance requires disclosure of the fair value of certain financial instruments.  Cash, tenant accounts receivable, accounts payable and other liabilities as reflected in the combined financial statements of NPAMLP approximate fair value because of the short-term maturity of these instruments. In accordance with this guidance, NPAMLP has determined that the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate approximates the carrying value at December 31, 2010.

III. Factors That May Influence Future Results of Operations

A.	Real Estate Valuation

General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of NPAMLP’s assets. Periods of economic slowdown or recession in the U.S., a decrease in market rental rates and/or market values of real estate assets, could have a negative impact on the value of NPAMLP properties and related tenant improvements.  If NPAMLP was required under Generally Accepted Accounting Principles to write down the carrying value of any properties to the lower of cost or market due to impairment, or if as a result of an early lease termination we were required to remove and dispose of material amounts of tenant improvements that are not reusable to another tenant, NPAMLP’s results of operations would be negatively affected.

B.	Leasing Activity and Rental Rates

During the next twelve months 13 leases representing 3% of the net leasable square footage of all NPAMLP properties, are scheduled to expire. The amount of net rental income generated by NPAMLP properties depends principally on the ability to maintain the occupancy rates of currently leased space and to lease currently available space, and space available from unscheduled lease terminations. The amount of rental income generated also depends on the ability to maintain or increase rental rates at the properties. Negative trends in one or more of these factors could adversely affect rental income in future periods.

In September 2009, the anchor tenant at the property in Kalamazoo, Michigan elected not to exercise a five year option to extend its lease, and accordingly the anchor tenant space became vacant effective March 1, 2010.  Although there is no third party underlying indebtedness on the property, if NPAMLP is unable to find a new tenant NPAMLP may be unable to meet its obligations under the ground lease and the property may be lost due to a termination of the ground lease.

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

IV. Results of Operations

A.  Property Dispositions and Acquisitions During Fiscal 2010

NPAMLP owned 24 properties at December 31, 2010 and December 31, 2009.  There were no full property dispositions in 2010 or 2009. In 2010, a portion of the Taylorville, Illinois property was conveyed to the City of Taylorville in lieu of eminent domain. As a result of this transaction, NPAMLP recognized a net gain on disposition of properties of $54.  See “Item 1. Business - II. NPAMLP Objectives and Policies - B. Competition for Tenants - Anchor Tenants.”

B.  Full Fiscal Years

Over the two year period ended December 31, 2010, other than the conveyance of a portion of the Taylorville, Illinois property in lieu of eminent domain, NPAMLP did not acquire or dispose of any properties.  This conveyance resulted in “Gain on disposition of properties, net”, as reflected in the financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Critical Accounting Policies”.

The following table reflects the operating results (in thousands) for NPAMLP for the years ended December 31, 2010 and December 31, 2009.  The table is presented in order to facilitate an understanding of the operating results and trends of NPAMLP.

	(in Thousands)
	2010	2009
Income:
Rental income	$12,767	$13,042
Other charges to tenants	3,067	3,242
Interest income	151	236
Total income	15,985	16,520

Operating expenses:
Interest expense	13,099	12,313
Other operating expenses	6,982	6,863
Depreciation and amortization	4,118	4,104
Total operating expense	24,199	23,280

Operating loss	$(8,214)	$(6,760)

The decrease in rental income and other charges in 2010 is primarily due to the decrease in minimum rent and other charges resulting from the vacancy of the Anchor Tenant at the Kalamazoo, Michigan property.

The change in Interest expense is due to adjustments to the discount on wraparound mortgages in 2010 and 2009. NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows.  In 2010 and 2009, changes in the projected cash flows resulted in an adjustment that increased the discount and reduced interest expense by $145,000 and $597,000, respectively. (see “II. Critical Accounting Policies”).  The increase in Other operating expenses in 2010 is due to a provision for bad debt arising from the collection of the note receivable due from the sale of the property in Ardmore, Oklahoma (see “Item 3. Legal Proceedings”).

V.  Tabular Disclosure of Contractual Obligations

Not applicable

VI.   Indebtedness Secured by the Properties

The Properties are subject to certain indebtedness that was incurred in connection with the acquisition of the Properties by the Partnerships.  As of December 31, 2010, the aggregate indebtedness of NPAMLP pursuant to the Wrap Mortgages was approximately $149 million, of which approximately $49 million constituted indebtedness under the Third Party Underlying Obligations and $8 million constituted indebtedness under the Second Mortgages.  As of December 31, 2010, the aggregate historical cost of the Properties securing the indebtedness of NPAMLP mortgages was approximately $137 million.  The original acquisition of the Properties by the Partnerships was typically structured as set forth below.

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

B.  The Second Mortgages and Notes

  Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages.  The outstanding principal balance of the Second Mortgages as of December 31, 2010, was approximately $8 million.  The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

C.  The Wrap Mortgages

The Wrap Mortgages represent an obligation of NPAMLP and a lien against the Properties in favor of the NPAEP.  The lien is subordinate to the Third Party Underlying Obligations and the Second Mortgages, if any.

The Restructuring Agreement amended and restructured each Wrap Note to provide that each Wrap Note would consist of the obligation to pay two principal balances, an interest-bearing principal balance equal to the original principal indebtedness when the Wrap Note was first executed and delivered by the Partnership less amounts of principal, if any, paid prior to January 1, 1990, and an non-interest bearing principal balance equal to the amount of interest accrued and unpaid under the Wrap Note prior to January 1, 1990.  The Restructuring Agreement adjusted the interest rate on the Wrap Notes in such a way that the interest bearing principal balance earns interest at a rate elected by the Managing General Partner to assure that there will be adequate interest paid over the life of the Wrap Note to comply with applicable Internal Revenue Code requirements in order to prevent the imputation of interest. At December 31, 2010, the interest rate on the Wrap Mortgages was 4.1% (see “D. Future Interest Agreement”). The Wrap Notes mature on December 31, 2013.

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

Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013.  Assuming no sales of Properties by NPAMLP in the interim period (2011 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $109,000,000.  As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG.  NPAMLP’s general partner has determined that it is in the best interests of NPAMLP and its partners to do so.  The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full).  Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable.  The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be.  The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

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

Item 9A:   Controls  and Procedures

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

Management assessed the effectiveness of the NPAMLP’s internal control over financial reporting at December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of NPAMLP’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Managing General Partner.

Based on its assessment, management determined that, at December 31, 2010, NPAMLP maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, NPAMLP's internal control over financial reporting.

This annual report does not include an attestation report of NPAMLP's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by NPAMLP’s registered public accounting firm pursuant to the final rule of the Securities and Exchange Commission that permits NPAMLP to provide only management's report in this annual report.

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

The directors and executive officers of the General Partners are as follows:

Edward B. Lipkin, age 65, serves as Director of the Managing General Partner.  Mr. Lipkin has also been President of NPA since it was organized in 1976.  Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University.  Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

Robert McKinney, age 55, serves as Director of the Equity General Partner.  Since 2003, Mr. McKinney has been an employee of NPAEP, serving as tax manager. Previously, Mr. McKinney had been employed by NPA since 1987 in the same capacity. Mr. McKinney, a certified public accountant, received a Masters of Science in Taxation and Masters of Business Administration in Finance from Villanova University and Temple University, respectively.  Mr. McKinney received a Bachelor of Science degree in Accounting from Villanova University.

Howard M. Levy, age 52, serves as Vice President of the Managing General Partner.  Mr. Levy has been employed by NPA since 1983 and is currently Vice President of Leasing.  Mr. Levy received a Bachelor of Science degree in Accounting from the University of Scranton and is a Certified Public Accountant.

David A. Simon, age 53, serves as Vice President of the Managing General Partner.  Mr. Simon has been employed by NPA since 1987 and is currently Chief Financial Officer.  Mr. Simon received a Bachelor of Science degree in Accounting & Finance from Lehigh University and is a Certified Public Accountant.

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

Neither the General Partners nor the officers of the General Partners receive compensation from NPAMLP.  Certain administrative services related to tax and accounting service, legal matters and to investor administration were performed by the Managing General Partner on behalf of NPAMLP as provided in the Partnership Agreement.  The amount payable to the Managing General Partner for such services aggregated $203,000 and $191,000 for the years ended December 31, 2010 and 2009, respectively.  See “Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate.”

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

II.  Property Management by Affiliate

As of January 1, 1990, NPAMLP entered into a management agreement with EBL&S Property Management, Inc., a Delaware corporation (“Property Manager”), with respect to the management of the Properties (“Management Agreement”).  EBL&S Property Management, Inc. is owned 100% by E&H Properties, Inc., which also is the sole shareholder of NPAMLP's Managing General Partner, EBL&S, Inc.  The directors of EBL&S Property Management, Inc. are the same as those of the Managing General Partner. Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area.  The Property Manager earned an aggregate of approximately $563,000 for management fees, approximately $14,000 for leasing commissions, and approximately $226,000 for administrative and legal fees in fiscal year 2010. In fiscal 2009, the Property Manager earned an aggregate of $572,000 for management fees, $19,000 for leasing commissions and $191,000 for administrative and legal fees.

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

V.   Related Party Transactions

In June 2006, NPAMLP and ARJAX entered into an agreement with the anchor tenant at the San Mateo property (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”).  In consideration for the assignment, the anchor tenant would receive payments totaling $2,550,000 during the period from June 2006 through the Effective Date.  To date, ARJAX has remitted $1,400,000 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500,000 in repairs or improvements, which would otherwise be the responsibility of NPAMLP, to its other stores leased from NPAMLP. Under the Agreement, the liability for the consideration to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. Additionally, Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement. There is a possibility, however, that if ARJAX does not perform its obligations under the Agreement, NPAMLP may be held liable.  Should ARJAX default, NPAMLP may not have sufficient cash to pay this obligation, it would probably have to sell an asset or assets to raise enough cash to do so.  Such sale of assets could result in additional gain being recognized. In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011. In December 2010, the Agreement was amended further extending the Effective Date to February 28, 2014.

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

Item 14.    Principal Accounting Fees and Services

I.   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for the audit of NPAMLP’s annual financial statements and review of financial statements included in NPAMLP’s Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $187,500 ($95,000 and $92,500 for the years ended December 31, 2010 and 2009, respectively).

II.	Audit Related Fees

None.

III. Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for tax compliance, tax advice and tax planning were $29,000 ($14,500 for each of the years ended December 31, 2010 and December 31, 2009).

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

I.  Documents filed as Part of this Report

A. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-1

Combined Financial Statements:

Combined Balance Sheets at December 31, 2010 and 2009	F-3

Combined Statements of Operations and Changes
in Partners' Deficit for the years ended
December 31, 2010 and 2009	F-4

Combined Statements of Cash Flows for the years ended
December 31, 2010 and 2009	F-5

Notes to Combined Financial Statements	F-6

B.  Exhibits

Exhibit No.	Description

*2.1	Consolidation Agreement by and among the National Property Analysts Master Limited Partnership (“NPAMLP”); EBL&S, Inc. (“EBL&S”) and Buster, Inc. (“Buster”).

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(Registrant)

By:   EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Edward B. Lipkin
Director

Date:	March 30, 2011

By:   Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Robert McKinney
Director

Date:	March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Edward B. Lipkin	Director of EBL&S, Inc.	March 30, 2011
Edward B. Lipkin	Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer

/s/ Robert McKinney	Director of Feldman International, Inc.	March 30, 2011
Robert McKinney	Registrant’s equity general partner

COMBINED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

NATIONAL PROPERTY ANALYSTS
MASTER LIMITED PARTNERSHIP

DECEMBER 31, 2010 AND 2009

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Table of Contents

Page No.

Report of Independent Registered Public Accounting Firm	F-1

Combined Balance Sheets December 31, 2010 and 2009	F-3

Combined Statements of Operations and Changes in Partners’ Deficit,
Years ended December 31, 2010 and 2009	F-4

Combined Statements of Cash Flows,
Years ended December 31, 2010 and 2009	F-5

Notes to Combined Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

General Partners
National Property Analysts Master Limited Partnership

We have audited the accompanying combined balance sheets of National Property Analysts Master Limited Partnership (NPAMLP) (a limited partnership) as of December 31, 2010 and 2009 and the related combined statements of operations and changes in Partners’ deficit and cash flows for each of the years in the two-year period ended December 31, 2010.   The Partnership’s management is responsible for these combined financial statements. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above presents fairly, in all material respects, the combined financial position of National Property Analysts Master Limited Partnership as of December 31, 2010 and 2009 and the combined results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 30, 2011

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Balance Sheets
December 31, 2010 and 2009
(in thousands)

	2010	2009
Assets
Rental property, at cost:
Land	$7,568	$7,582
Buildings	107,418	107,159
Tenant-in-common property	22,662	22,662
	137,648	137,403
Less: accumulated depreciation	78,051	74,008
Rental property, net	59,597	63,395

Cash and cash equivalents	611	787
Restricted cash	108	80
Investment securities available for sale, at market	3,221	3,218
Tenant accounts receivable, net of allowance of $30 as of December 31, 2010
and December 31, 2009, respectively	188	148
Unbilled rent receivable	1,261	1,215
Accounts receivable and other assets, net (1)	404	781

Total assets	$65,390	$69,624

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$148,730	$156,700
Less: unamortized discount based on imputed interest rate of 12% (1)	38,044	49,298

Wraparound mortgages payable less unamortized discount (1)	110,686	107,402

Due to Pension Groups (1)	3,335	3,292
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	3,373	3,183
Deferred revenue	254	197
Finance lease obligation	1,750	1,750

Total liabilities	119,592	116,018

Partners' deficit	(54,202)	(46,394)

Total liabilities and partners' deficit	$65,390	$69,624

(1) See Note 3:  Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Statements of Operations and Changes in Partners' Deficit
Years Ended December 31, 2010 and 2009
(in thousands, except per-unit data)

	2010	2009
Income:
Rental income	$12,767	$13,042
Other charges to tenants	3,067	3,242
Interest and dividend income	151	236
Total income	15,985	16,520

Operating expenses:
Interest expense (1)	13,099	12,313
Real estate taxes	2,717	3,016
Management fees (1)	563	572
Common area maintenance expenses	1,687	1,586
Ground rent (1)	781	776
Repairs and maintenance	502	378
General and administrative (1)	732	535
Depreciation	4,044	4,030
Amortization	74	74
Total operating expenses	24,199	23,280
Operating loss	(8,214)	(6,760)

Other income:
Realized gain on investment securities	88	358
Gain from litigation settlement	225	-
Loss from continuing operations	(7,901)	(6,402)

Discontinued operations:
Gain on disposition of properties, net	54	-
Net loss	(7,847)	(6,402)

Partners' deficit:
Beginning of period	(46,394)	(40,059)
Net change in unrealized gain on investment securities	39	67

End of period	$(54,202)	$(46,394)

Net loss per unit	$(80.27)	$(65.49)
Weighted average units outstanding	97,752	97,752

(1) See Note 3:  Related Party Transactions
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Combined Statements of Cash Flows
Years Ended December 31, 2010 and 2009
(in thousands, except per-unit data)

	2010	2009
Cash flows from operating activities:

Net loss	$(7,847)	$(6,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,118	4,104
Amortization of discount (1)	11,254	10,263
Provision for bad debt	240	-
Net gain on disposition of properties	(54)	-
Realized gains on investment securities	(88)	(358)
Change in assets and liabilities
Increase in tenant accounts receivable	(40)	(93)
Increase in unbilled rent receivable	(46)	(100)
Decrease in accounts receivable and other assets (1)	63	69
Increase in accounts payable and other liabilities (1)	190	162
Increase (decrease) in deferred revenue	57	(16)
Net cash provided by operating activities	7,847	7,629

Cash flows from investing activities:
Disposition of properties	68	-
Improvements to rental property	(259)	(93)
Increase in restricted cash	(28)	(17)
Purchases of investment securities	(4,439)	(4,753)
Sale of investment securities	4,562	4,743
Net cash used in investing activities	(96)	(120)

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(7,970)	(8,083)
Increase in balance due to NPAEP	43	44
Net cash used in financing activities	(7,927)	(7,994)

Decrease in cash and cash equivalents	(176)	(485)

Cash and cash equivalents:
Beginning of period	787	1,272

End of period	$611	$787

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,489	$1,763

(1) See Note 3:  Related Party Transactions.
See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2010 and 2009
(dollars in thousands)

(1)  Formation and Description of Business

National Property Analysts Master Limited Partnership (NPAMLP), a limited partnership, was formed effective January 1, 1990.  NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner, and Feldman International, Inc. (FII), the equity general partner.

The properties included in NPAMLP consist primarily of shopping centers and freestanding, single-tenant retail stores with national retailers as prime tenants.  The ownership and operations of these properties have been combined in NPAMLP pursuant to a consolidation of properties owned by certain limited partnerships previously sponsored by National Property Analysts, Inc. and its affiliates (NPA).  NPAMLP intends to hold the properties until such time as it is deemed prudent to dispose of them.  The precise timing of disposition of the properties is at the discretion of the managing general partner.  However, in accordance with the partnership agreement, the partnership will terminate on December 31, 2013. As such the NPAMLP has provided detail disclosure of committments through its termination date and summary disclosure of commitments after the termination date of NPAMLP.

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

Through December 31, 2010, NPAMLP sold properties that generated approximately $36,602 in net proceeds that have been applied as a reduction of the Threshold amount.  NPAMLP has not distributed any sales proceeds to its partners since its organization.

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

Liquidity

NPAMLP has working capital as of December 31, 2010 and 2009, of approximately $2,964 and $3,156, respectively, excluding amounts due to EBL&S of $2,608 and $2,448, respectively, and excluding amounts due to NPAEP of $3,335 and $3,292 at December 31, 2010 and 2009, respectively.  NPAMLP has $611 of unrestricted cash and $2,306 available under line of credit agreements at December 31, 2010, to meet its short-term obligations.  Through December 31, 2010, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wraparound mortgage have released their liens.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2010 and 2009
(dollars in thousands)

(2)   Summary of Significant Accounting Policies

(a)  Rental Property

Rental properties are stated at original cost.  Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years and 15 to 39 years, respectively.

NPAMLP accounts for the property owned as tenants-in-common (“TIC”) with unaffiliated third parties using the proportionate consolidation method, in accordance with FASB authoritative guidance.  NPAMLP owns an undivided interest in the San Jose property through its 23.9% ownership of 2525 North First Street Holdings, a Delaware Statutory Trust, and does not control the decisions over the property or the other tenant-in-common interests. The financial statements reflect only NPAMLP’s percentage of the TIC’s real property, related mortgage, revenues and expenses.  NPAMLP’s proportionate share at December 31, 2010 was as follows:

	2010	2009
Tenant-in-common property	$22,662	$22,662
Wraparound mortgage payable, net of discount	12,262	13,689

In accordance with FASB authoritative guidance, rental properties are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of rental properties is measured by comparison of the carrying amount of the properties to undiscounted future net cash flows expected to be generated by the properties.  The determination of future undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact NPAMLP’s net income.  If any property is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair value.  Management determines fair value by utilizing market and income approaches.

The market approach estimates what a potential buyer would pay today.  The key inputs used in the model included, broker quotes, capitalization rates, expected lease up and holding periods or property appraisals. When available, current market information, like comparative sales price, was used to determine capitalization and rental growth rates.  NPAMLP  also utilizes the income approach to estimate the fair value of our income producing real estate assets. To the extent that the assumptions used in testing long-lived assets for impairment differ from those of a marketplace participant, the assumptions are modified in order to estimate the fair value of a real estate asset when an impairment charge is measured. In addition to determining future cash flows, which make the estimation of a real estate asset’s undiscounted cash flows highly subjective, the selection of the discount rate and exit capitalization rate used in applying the income approach is also highly subjective.  There were no impairment charges for the years ended December 31, 2010 and 2009.

Gains or losses from the sales of property generally are recognized using the full accrual method in accordance with the FASB authoritative guidance.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2010 and 2009
(dollars in thousands)

(b)	Cash and Cash Equivalents

All highly liquid interest-bearing deposits with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents at December 31, 2010 and 2009 were held in the custody of multiple financial institutions. The balances, at times, may exceed federally insured limits. NPAMLP mitigates this risk by depositing funds with major financial institutions. At December 31, 2010 and 2009, cash was held in multiple accounts maintained at three separate financial institutions.  At December 31, 2010 and 2009, the total cash balance held at these institutions was approximately $882 and $1,119, respectively. The balances exceeded federally insured limits by $531 and $756 at December 31, 2010 and 2009, respectively.

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

Accounts receivable and other assets includes a past due note receivable from the buyer of the Ardmore, Oklahoma property for which NPAMLP has recognized a provision for bad debt in the amount of $240 at December 31, 2010. Accounts receivable and other assets also includes certain prepaid expenses and leasing commissions which have been capitalized and  amortized over the lives of the respective leases. At December 31, 2010 and 2009, the amount of deferred leasing commissions was $346, and the amount of accumulated amortization was $291 and $221, respectively.

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
December 31, 2010 and 2009
(dollars in thousands)

(h)	Rental Income

Rental income is recognized on a straight-line basis over the terms of the respective leases.  Unbilled rent receivable represents the amount by which the straight-line rentals exceed the current rent collectible under the payment terms of the lease agreements.  Percentage rent represents rental income collectible under the payment terms of the lease agreements.  Percentage rent represents rental income that the tenant pays based on a percentage of its sales, either as a percentage of total sales or as a percentage of sales in excess of a threshold amount.  Percentage rent and tenant pass-through charges including common area maintenance, real estate taxes and property insurance are recognized in income when earned and are recorded as Other charges to tenants

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

The FASB’s authoritative guidance requires disclosure of the fair value of certain financial instruments.  Cash, investment securities, tenant accounts receivable, accounts payable and other liabilities as reflected in the combined financial statements approximate fair value because of the short-term maturity of these instruments. In accordance with this guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate.  Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 2010 and 2009.

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

It is policy of NPAMLP to reclassify prior year financial statements to conform to the current year’s presentation in accordance with FASB authoritative guidance.  Such reclassifications have no effect on Net income or loss in the Combined Statements of Operations and Changes in Partners’ Deficit.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2010 and 2009
(dollars in thousands)

(n)	New pronouncements

In January 2010, the FASB issued authoritative guidance to enhance the usefulness of fair value  measurements. This guidance amends the disclosures about fair value measurements in the FASB Accounting Standards Codification. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. NPAMLP has adopted the provisions of the guidance which did not have a material impact on its combined financial statements.

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

In June 2009, the FASB issued authoritative guidance to improve financial reporting disclosure by companies nvolved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. NPAMLP has adopted the provisions of the guidance which did not have a material impact on its combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2010 and 2009
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

Management fees and administrative services are paid exclusively to EBL&S and are included in the Combined Statement of Operations.  The Wraparound mortgages payable are held by NPAEP, which is controlled by Lipkin.  Due to NPAEP, unamortized discount and interest expense are all financial statement accounts, which relate directly to the Wraparound mortgages payable.  Other borrowings represent amounts due to E&H Properties of Delaware, Inc., a subsidiary of E&H (EHD).  Included within Accounts payable and other liabilities as of December 31, 2010, are $2,608 due EBL&S, $133 due EHD and $224 due limited partnerships where Lipkin has a controlling interest. As of December 31, 2009 the amounts included in Accounts payable and other liabilities due to EBL&S, EHD and limited partnerships where Lipkin has a controlling interest were $2,448, $126 and $239, respectively.  The amounts due to EBL&S were primarily for property management fees, leasing commissions, legal fees, administrative services and cash advances for debt service.  Amounts earned by EBL&S for the years ended December 31 were as follows:

	2010	2009
Property management fees	$563	$572
Leasing commissions	14	19
Administrative services and legal fees	226	191

Total	$803	$782

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2010 and 2009
(dollars in thousands)

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

NPA and its principals owned 4,362 of the 100,000 units of NPAMLP as of December 31, 1997.  During 1998, NPA and its principals redeemed their interests in NPAMLP in exchange for the transfer of the Trenton, New Jersey property and related wraparound mortgage obligations.  As a result, NPA and its principals did not own any of the 97,752 units of NPAMLP at December 31, 2010 and 2009, respectively.

NPA holds purchase money mortgages on certain properties of NPAMLP.  The purchase money mortgages aggregated approximately $7,696 and $8,372 at December 31, 2010 and 2009, respectively.

(4)	Tenant Leases

At December 31, 2010 and 2009, NPAMLP effectively owned and operated 24 properties that were comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 80 tenants, under various lease agreements which are treated as operating leases.

In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance and renewal options.  The leases expire under their original terms at various dates between 2011 and 2035.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2010 and 2009
(dollars in thousands)

Future minimum lease rentals to be received under noncancellable leases are approximately:

2011	11,063
2012	10,154
2013	7,270
Thereafter	36,873

Total	$65,360

Rental income includes approximately $176 and $180, related to percentage rents for the years ended December 31, 2010 and 2009, respectively.

(5)	Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems, Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). In 2010 and 2009, Sun Microsystems accounted for approximately 25% and 23%, respectively, of the rental income received by NPAMLP.  In 2010 and 2009, Sears accounted for approximately 17% and 18%, respectively, of the rental income received by NPAMLP and CVS accounted for approximately 14% of the rental income received by NPAMLP.  As of December 31, 2010, NPAMLP had 1 lease with Sun Microsystems for approximately 250,000 square feet.  As of December 31, 2010, NPAMLP had 6 leases with Sears aggregating approximately 620,000 square feet and 5 leases with CVS aggregating approximately 57,000 square feet. As of December 31, 2010 and 2009, NPAMLP was due $84 and $92, respectively, from Sears under its leases.  As of December 31, 2010 NPAMLP was due $2 from CVS under its respective leases. As of December 31, 2010 and 2009, no amounts were due from Sun Microsystems.

At December 31, 2010, three tenants owed NPAMLP amounts in excess of 10% of total Accounts receivable.  Sears, Grandview Retail Stores and Supremo Foods represented 39%, 23% and 18%, respectively, of Accounts receivable at December 31, 2010.  At December 31, 2009, three tenants owed NPAMLP amounts in excess of 10% of total Accounts receivable.  Sears, Grandview Retail Stores and Roundy’s represented 51%, 17% and 13%, respectively, of Accounts receivable at December 31, 2009.

(6)	Disposal of Long-Lived Assets

Income or loss from operations of sold properties is reported as discontinued operations in accordance with FASB authoritative guidance.  Accordingly, the results of operations of properties disposed of or held for sale are classified as Discontinued operations in the Combined Statement of Operations and Changes in Partners’ Deficit. In 2010, a portion of the Taylorville, Illinois property was conveyed to the City of Taylorville in lieu of eminent domain. As a result of this transaction, NPAMLP recognized a net gain on disposition of properties of $54.

(7)	Ground Leases / Finance Lease Obligation

NPAMLP is obligated under 11 noncancellable ground leases that expire between 2011 and 2078, excluding renewal options.

During the year ended December 31, 1991, NPAMLP sold the land underlying the Chesapeake, Virginia; Fairborn, Ohio; Kalamazoo, Michigan; Philadelphia, Pennsylvania and Seven Hills, Ohio properties and simultaneously entered into ground leases to leaseback the land from the buyer that expire between 2003 and 2015.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2010 and 2009
(dollars in thousands)

The aggregate proceeds from the five land sales were $2,650 and were recorded as Finance lease obligations.  The amounts paid in accordance with these ground leases were $349 and $280 for the years ended December 31, 2010 and 2009, respectively, and are recorded as interest expense.  Any gain or loss from the transactions will be recognized at the date upon which title to the buildings is conveyed to the ground lessor. During the term of these ground leases, including renewal options, NPAMLP is responsible for maintaining the buildings and building improvements, as well as making the respective mortgage payments.

Under the terms of the above 1991 sales, at the expiration of the respective 1991 ground leases, including renewal options, title to the buildings will be conveyed to the buyer with no additional consideration and any amounts still outstanding under the respective wraparound mortgages will remain the liability of NPAMLP.  Future minimum lease payments under all noncancellable ground leases as of December 31, 2010 are approximately:

2011	1,154
2012	1,109
2013	940
Thereafter	7,252
$10,455

Total payments for rental under ground leases for the years ended December 31, 2010 and 2009 was approximately $1,085 and $1,103, respectively.

(8)	Other Borrowings

NPAMLP has a line of credit with E&H Properties of Delaware, Inc. (EHD), a related party, for EHD to advance up to $2,500 to NPAMLP for the purpose of making capital and tenant improvements to the properties.  Pursuant to the resulting agreement, the obligation of EHD to make advances to NPAMLP is at all times the sole and absolute discretion of EHD.  The line bears interest based on the prime rate (3.25% at December 31, 2010) and is scheduled to expire in May 2011. Any amounts advanced to NPAMLP are not directly secured by any collateral.

As of December 31, 2010 and 2009, $194 was owed by NPAMLP under this line of credit, excluding $133 and $126 in accrued interest at December 31, 2010 and 2009, respectively.  Total interest expense under the line of credit for each of the years ending December 31, 2010 and 2009, was $6.

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2010 and 2009
(dollars in thousands)

In prior years, NPAEP had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by NPAMLP.  In accordance with FASB authoritative guidance, such forgiveness from a related party is accounted for as a capital transaction. There was no forgiveness of wraparound mortgage indebtedness in 2010 and 2009.

NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows.  The resultant increase or decrease in the discount is recorded as interest expense in the year of the adjustment. Changes in projected cash flows result primarily from management's re-evaluation of projected cash flows from tenants as well as additional principal payments arising from property sales.  In 2010, NPAMLP increased the discount on wraparound mortgages and recognized a reduction in interest expense in the amount of $145, and in 2009, NPAMLP increased the discount on wraparound mortgages and recognized a reduction in interest expense in the amount of $597.

The wraparound mortgages are scheduled to mature on December 31, 2013 and have a stated interest rate of 4.1%. Certain wraparound mortgages are fully amortized over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations.  Wraparound mortgage principal payment requirements for the next three (3) years are approximately:

2011	8,265
2012	8,571
2013	131,894

(10)	Investment Securities Available for Sale

Investments in available for sale mutual funds and common stock securities were as follows as of December 31, 2010, and 2009:

	December 31, 2010
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

Common stock	$1,163	$32	$-	$1,195
Mutual funds	1,966	63	(3)	$2,026

Securities available for sale	$3,129	$95	$(3)	$3,221

	December 31, 2009
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

Mutual funds	$3,165	$71	$(18)	$3,218

Securities available for sale	$3,165	$71	$(18)	$3,218

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2010 and 2009
(dollars in thousands)

(11)	Partners’ Deficit

Following is a summary of the combined changes in partners’ deficit for the two years ended December 31, 2010 (in thousands except unit data):

	Units			Partners’ Deficit
	General	Limited		General	Limited
	Partners	Partners	Total	Partners	Partners	Total

January 1, 2009,	1,000	96,752	97,752	(415)	(39,644)	(40,059)

Net loss	-	-	-	(42)	(6,360)	(6,402)

Net change in unrealized gain on investment securities	-	-	-	7	60	67

December 31, 2009	1,000	96,752	97,752	$(450)	$(45,944)	$(46,394)

Net loss	-	-	-	(78)	(7,769)	(7,847)

Net change in unrealized gain on investment securities	-	-	-	4	35	39

December 31, 2010	1,000	96,752	97,752	$(524)	$(53,678)	$(54,202)

(12)	Commitments and Contingencies

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2010 and 2009
(dollars in thousands)

In June 2006, NPAMLP and a limited liability company controlled by Lipkin (“ARJAX”) entered into an agreement with an anchor tenant (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”).  In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date.  To date, ARJAX has remitted $1,400 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500 in repairs or improvements to six other stores leased from NPAMLP, which would otherwise be the responsibility of NPAMLP. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX.  NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so.  Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement. In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011. In December 2010, the Agreement was amended further extending the Effective Date to February 28, 2014.

(13)	Disclosure of Fair Value of Financial Instruments

In addition to the disclosures in Note 14 for assets which are recorded at fair value, GAAP also requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at December 31, 2010 and December 31, 2009.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values due to their short term nature as of December 31, 2010 and December 31, 2009. Marketable securities are carried at fair value and valued based on quoted market prices in an exchange and active markets.

Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 2010 and December 31, 2009.  In accordance with FASB authoritative guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2010 and December 31, 2009.

(14)	Fair Value Measurements

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
December 31, 2010 and 2009
(dollars in thousands)

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

Level 2 Fair Value Measurements

There were no Level 2 inputs used in the valuation

Level 3 Fair Value Measurements

There were no Level 3 inputs used in the valuation.

		Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
	Fair Value as of December 31, 2010	Level 1	Level 2	Level 3
Common stock	$1,195	$1,195	$-	$-
Mutual funds	2,026	2,026	-	-

Total	$3,221	$3,221	$-	$-

		Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
	Fair Value as of December 31, 2009	Level 1	Level 2	Level 3
Mutual funds	$3,218	$3,218	$-	$-

Total	$3,218	$3,218	$-	$-

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)
Notes to Combined Financial Statements
December 31, 2010 and 2009
(dollars in thousands)

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
December 31, 2010 and 2009
(dollars in thousands)

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