Form 10-Q
period 2011-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2011-08-15
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-24816

National Property Analysts Master Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 South Broad Street, Mezzanine
Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes               ☐               No               ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 15, 2011
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Balance Sheets
(in thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Rental property, at cost:
Land	$7,568	$7,568
Buildings	107,620	107,418
Tenant-in-common property	22,662	22,662
	137,850	137,648
Less: accumulated depreciation	80,075	78,051
Rental property, net	57,775	59,597

Cash and cash equivalents	1,531	611
Restricted cash	117	108
Investment securities available for sale, at market	1,686	3,221
Tenant accounts receivable, net of allowance of $30 as of June 30, 2011 and December 31, 2010, respectively	218	188
Unbilled rent receivable	1,260	1,261
Accounts receivable and other assets, net (1)	347	404

Total assets	$62,934	$65,390

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$144,651	$148,730
Less: unamortized discount based on imputed interest rate of 12% (1)	32,025	38,044

Wraparound mortgages payable less unamortized discount (1)	112,626	110,686

Due to NPAEP (1)	3,335	3,335
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	3,817	3,373
Deferred revenue	166	254
Finance lease obligation	1,750	1,750

Total liabilities	121,888	119,592

Partners' deficit	(58,954)	(54,202)

Total liabilities and partners' deficit	$62,934	$65,390

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Operations and Changes in Partners' Deficit (unaudited)
(in thousands, except per-unit data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Income:
Rental income	$3,115	$3,175	$6,204	$6,410
Other charges to tenants	799	803	1,704	1,733
Interest and dividend income	23	39	57	74
Total income	3,937	4,017	7,965	8,217

Operating expenses:
Interest expense (1)	3,412	3,315	6,832	6,511
Real estate taxes	812	753	1,631	1,512
Management fees (1)	139	149	270	294
Common area maintenance expenses	361	356	934	916
Ground rent (1)	195	195	393	389
Repairs and maintenance	120	86	302	221
General and administrative (1)	144	142	306	269
Depreciation	1,012	1,010	2,024	2,020
Amortization	5	19	23	37
Total operating expenses	6,200	6,025	12,715	12,169
Operating loss	(2,263)	(2,008)	(4,750)	(3,952)

Other gain (loss):
Realized gain (loss) on investment securities	56	(9)	83	29
Gain from disposition of properties	-	54	-	54
Gain from litigation settlement	-	175	-	175
Loss from continuing operations	(2,207)	(1,788)	(4,667)	(3,694)

Partners' deficit:
Beginning of period	(56,644)	(48,284)	(54,202)	(46,394)
Net change in unrealized loss on investment securities	(103)	(39)	(85)	23

End of period	$(58,954)	$(50,111)	$(58,954)	$(50,111)

Net loss per unit	$(22.58)	$(18.29)	$(47.74)	$(37.79)
Weighted average units outstanding	97,752	97,752	97,752	97,752

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Cash Flows (unaudited)
(in thousands, except per-unit data)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,667)	$(3,694)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,047	2,057
Amortization of discount (1)	6,019	5,572
Realized gain on investment securities	(83)	(29)
Net gain on disposition of properties	-	(54)
Change in assets and liabilities
(Increase) decrease in tenant accounts receivable	(30)	33
Decrease (increase) in unbilled rent receivable	1	(22)
Decrease in accounts receivable and other assets (1)	34	47
Increase in accounts payable and other liabilities (1)	444	250
Decrease in deferred revenue	(88)	(111)
Net cash provided by operating activities	3,677	4,049

Cash flows from investing activities:
Proceeds from disposition of properties	-	68
Improvements to rental property	(202)	(11)
Increase in restricted cash	(9)	(17)
Purchases of investment securities	(3,758)	(1,757)
Sales of investment securities	5,291	2,098
Net cash provided by investing activities	1,322	381

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(4,079)	(4,027)
Net cash used in financing activities	(4,079)	(4,027)

Increase in cash and cash equivalents	920	403

Cash and cash equivalents:
Beginning of period	611	787

End of period	$1,531	$1,190

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$654	$774

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2011
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

Note 3:   Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (“EBL&S”), which is owned entirely by E&H Properties, Inc (“E&H”), a corporation owned and controlled by Edward B. Lipkin (“Lipkin”), a related party.  Management fees are paid exclusively to EBL&S and are included in Management fees in the Combined Condensed Statements of Operations.  Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Condensed Balance Sheet at June 30, 2011. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (“NPAEP”) holds the Wraparound mortgages payable.  Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable.  Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable.  Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H, and controlled by Lipkin.  Included within Accounts payable and other liabilities are $2,676 and $2,608 due EBL&S at June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties.  The line bears interest at a variable rate, based on the prime rate (3.25% at June 30, 2011), and expires in May 2012.  Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.  As of June 30, 2011, there were $194 of advances and $136 of related accrued interest due under the NPAMLP Line.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2011
(dollars in thousands)

In October 2007, NPAEP acquired from the unrelated third party owners, approximately 82% of the undivided interest in one of the parcels in Marquette, Michigan that is ground leased by NPAMLP. The terms of the ground lease were unchanged. As a result of the purchase, NPAEP receives $18 annually in ground rental payments from NPAMLP.

Note 4:   Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”).  The number of locations, gross leasable area (“GLA”) and percentage of minimum rent for these tenants for the six-month period ended June 30, 2011 and 2010 are detailed in the table below.  As of June 30, 2011, Sears had outstanding balances on 3 of its 6 locations, totaling $67.  CVS had a balance outstanding at one location for $6.

	As of June 30, 2011			As of June 30, 2010
Tenant	No. of Locations	GLA	% of Minimum Rent	No. of Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	26%	1	249,832	24%
Sears	6	619,120	17%	6	619,120	17%
CVS	5	56,770	15%	5	56,770	14%

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
June 30, 2011
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

Note 6:  Commitments and Contingencies

In June 2006, NPAMLP and a limited liability company controlled by Lipkin (ARJAX) entered into an agreement with an anchor tenant (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”).  In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011. In December 2010, the Agreement was further amended extending the Effective Date to February 28, 2014.  In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date.  To date, ARJAX has remitted $1,400 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant was obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to six other stores leased from NPAMLP. As of June 30, 2011, the anchor tenant has completed the $500 in repairs and improvements required under the Agreement. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX.  NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so.  Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement.

As of June 30, 2011, NPAMLP was obligated for $455 in capital commitments primarily for roof repairs, asphalt repairs and tenant improvements at four locations within its property portfolio.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2011
(dollars in thousands)

Note 7:  Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01 ("ASC Update 2011-01"), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2011-01 is effective for interim and annual periods ending after June 15, 2011.  NPAMLP has determined that this ASU will not have a material impact on its financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (" ASU") 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (" ASU 2011-04"). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. NPAMLP does not anticipate a material impact to its financial position, results of operations or cash flows as a result of this change.

Note 8:  Disclosure of Fair Value of Financial Instruments

In addition to the disclosures in Note 9 for assets which are recorded at fair value, GAAP also requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at June 30, 2011 and December 31, 2010.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values due to their short term nature as of June 30, 2011 and December 31, 2010. Investment securities available for sale are carried at fair value and valued based on quoted market prices in an exchange and active markets.

The fair value of the NPAMLP’s wraparound mortgages aggregate approximately $113 million and $111 million at June 30, 2011 and December 31, 2010, respectively.  Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at June 30, 2011 and December 31, 2010.  In accordance with FASB authoritative guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2011 and December 31, 2010.  Although NPAMLP is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

June 30, 2011
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

Level 2 Fair Value Measurements

There were no Level 2 inputs used in the valuation

Level 3 Fair Value Measurements

There were no Level 3 inputs used in the valuation.

		Fair Value Measurements at June 30, 2011 Using Fair Value Hierarchy
	Fair Value as of June 30, 2011	Level 1	Level 2	Level 3
Mutual funds	$933	$933	$-	$-
Common stock	753	753	-	-
Investment securities available for sale	$1,686	$1,686	$-	$-

		Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
	Fair Value as of December 31, 2010	Level 1	Level 2	Level 3
Mutual funds	$2,026	$2,026	$-	$-
Common stock	1,195	1,195	-	-
Investment securities available for sale	$3,221	$3,221	$-	$-

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2011
(dollars in thousands)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Net cash provided by operating and investing activities for the six-month period ended June 30, 2011 was $3,677 and $1,322, respectively.   Net cash used in financing activities was $4,079.  As a result of the above, there was a $920 increase in cash and cash equivalents for the six months ended June 30, 2011.  The primary reason for the increase in cash was due to the net sale of investment securities to fund recent capital additions and capital commitments.

As of June 30, 2011, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties.  The line bears interest at a variable rate, based on the prime rate (3.25% at June 30, 2011), and expires in May 2012.  Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.  As of June 30, 2011, there were $194 of advances and $136 of related accrued interest under the NPAMLP Line.

As of June 30, 2011, the third party underlying mortgages were current for all the properties.

As of June 30, 2011, NPAMLP was obligated for $455 in capital commitments primarily for roof repairs, asphalt repairs and tenant improvements.

Critical Accounting Policies

There were no significant changes to NPAMLP’s critical accounting policies and estimates during the six-month period ended June 30, 2011.

Results of Operations

NPAMLP owned 24 properties at June 30, 2011 and 2010.

The loss from continuing operations for the three and six-month periods ended June 30, 2011 versus June 30, 2010, increased by $419 and $973, respectively.  The increase in the loss from continuing operations was primarily due to an increase in interest expense, the loss of the anchor tenant at the Kalamazoo, Michigan property and the gains from a litigation settlement and partial eminent domain award in the second quarter of 2010.  The increase in interest expense for the three and six-month periods ended June 30, 2011 versus June 30, 2010 was $97 and $321, respectively, and is consistent with an increase in the balance of the wraparound mortgages, net of the unamortized discount, as the amortization of the discount was greater than the principal reduction on wraparound mortgages payable for the three and six-month periods ended June 30, 2011. The anchor tenant’s lease at the Kalamazoo, Michigan property ended on February 28, 2010, resulting in a reduction in rental income for the three and six-month periods ended June 30, 2011 of $21 and 41, respectively, versus the corresponding periods in 2010.  NPAMLP is actively marketing this vacant space to major regional and national retailers.  In addition, in order to prepare the vacant anchor space in Kalamazoo for a prospective tenant, NPAMLP removed non-friable asbestos containing material from the tenant space. As a result NPAMLP has incurred $55 and $111, respectively, in such removal costs in the three and six-month periods ended June 30, 2011 which are included in Repairs and maintenance in the Combined Condensed Statement of Operations.  NPAMLP is not aware of any liability for any environmental remediation costs associated with this property at June 30, 2011.  During the first quarter of 2011, NPAMLP ceased operation of the antique mall located in the North Augusta, South Carolina property. The closing of this store resulted in reductions, for the three and six-month periods ended June 30, 2011, in minimum rent of $88 and $129, respectively, and in property operating expenses of $61 and $113, respectively.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
June 30, 2011
(dollars in thousands)

Factors That May Influence Future Results of Operations

Economic Conditions.     In the United States, recent market and economic conditions have resulted in tighter credit conditions and limited growth through the second quarter of 2011.  As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Since there are no balloon payments due on the third party underlying mortgages until 2012, NPAMLP has less exposure to these credit conditions. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our tenants and consequently, NPAMLP’s liquidity. If these market conditions continue, they may limit the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

June 30, 2011
(dollars in thousands)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

NPAMLP’s managing general partner, equity general partner and its agent’s chief financial officer, after evaluating the effectiveness of the design and operation of NPAMLP’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that NPAMLP’s disclosure controls and procedures were effective for the six-month period ending June 30, 2011.  Disclosure controls and procedures ensure that information to be disclosed in reports that the NPAMLP files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensure that information required to be disclosed in the reports that NPAMLP files or submits under the Exchange Act is accumulated and communicated to  NPAMLP's management, including its managing general partner, equity general partner and its agent's chief financial officer, to allow timely decisions regarding required disclosure.

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

In 2005, NPAMLP sold the property in Ardmore, Oklahoma to an unrelated third party.  In connection with this sale, NPAMLP accepted a $480,000 promissory note in consideration of a portion of the sale price. The note was due in October 2010. In October 2010 NPAMLP filed suit to collect the balance due. The obligor of this note has challenged the legality of the note and has not made any required payments of principal or interest since September 2010. NPAMLP is vigorously pursuing this matter and will attempt to ultimately collect the full balance due on this note. NPAMLP has recognized a provision for bad debt for this note receivable in the amount of $240,000 at June 30, 2011 and December 31, 2010, respectively.

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

National Property Analysts Master Limited Partnership
(Registrant)

Date:	August 15, 2011

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name:	Robert McKinney
Title:	President