Form 10-Q
period 2011-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2011-11-14
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   ________________________     to       _________________________

Commission file number:	000-24816

National Property Analysts Master Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 South Broad Street, Mezzanine
Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes               ☐               No               ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2011
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Combined Condensed Financial Statements (Unaudited)	1

Combined Condensed Balance Sheets - September 30, 2011 and December 31, 2010	1

Combined Condensed Statements of Operations and Changes in Partners’ Deficit
- Three and nine months ended September 30, 2011 and 2010	2

Combined Condensed Statements of Cash Flows
- Nine months ended September 30, 2011 and 2010	3

Notes to Combined Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations.	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	11

Item 4. Controls and Procedures.	11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3. Defaults Upon Senior Securities.	12

Item 4. Removed and reserved.	12

Item 5. Other Information.	12

Item 6. Exhibits.	12

SIGNATURES

Signatures	13

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Balance Sheets
(in thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Rental property, at cost:
Land	$7,568	$7,568
Buildings	107,983	107,418
Tenant-in-common property	22,662	22,662
	138,213	137,648
Less: accumulated depreciation	81,087	78,051
Rental property, net	57,126	59,597

Cash and cash equivalents	467	611
Restricted cash	182	108
Investment securities available for sale, at market	1,891	3,221
Tenant accounts receivable, net of allowance of $30 as of September 30, 2011 and December 31, 2010, respectively	160	188
Unbilled rent receivable	1,260	1,261
Accounts receivable and other assets, net (1)	393	404

Total assets	$61,479	$65,390

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$142,567	$148,730
Less: unamortized discount based on imputed interest rate of 12% (1)	29,008	38,044

Wraparound mortgages payable less unamortized discount (1)	113,559	110,686

Due to NPAEP (1)	3,357	3,335
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	3,671	3,373
Deferred revenue	156	254
Finance lease obligation	1,750	1,750

Total liabilities	122,687	119,592

Partners' deficit	(61,208)	(54,202)

Total liabilities and partners' deficit	$61,479	$65,390

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Operations and Changes in Partners' Deficit (unaudited)
(in thousands, except per-unit data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income:
Rental income	$3,100	$3,163	$9,304	$9,573
Other charges to tenants	799	784	2,503	2,517
Interest and dividend income	11	37	68	111
Total income	3,910	3,984	11,875	12,201

Operating expenses:
Interest expense (1)	3,449	3,321	10,281	9,832
Real estate taxes	808	758	2,439	2,270
Management fees (1)	138	137	408	431
Common area maintenance expenses	275	353	1,209	1,269
Ground rent (1)	190	194	583	583
Repairs and maintenance	120	166	422	387
General and administrative (1)	78	92	384	361
Depreciation	1,012	1,012	3,036	3,032
Amortization	5	18	28	55
Total operating expenses	6,075	6,051	18,790	18,220
Operating loss	(2,165)	(2,067)	(6,915)	(6,019)

Other gain (loss):
Realized gain on investment securities	12	59	95	88
Gain from disposition of properties	-	-	-	54
Gain from litigation settlement	-	-	-	175
Loss from continuing operations	(2,153)	(2,008)	(6,820)	(5,702)

Partners' deficit:
Beginning of period	(58,954)	(50,111)	(54,202)	(46,394)
Net change in unrealized loss on investment securities	(101)	49	(186)	26

End of period	$(61,208)	$(52,070)	$(61,208)	$(52,070)

Net loss per unit	$(22.03)	$(20.54)	$(69.77)	$(58.33)
Weighted average units outstanding	97,752	97,752	97,752	97,752

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,820)	$(5,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,064	3,087
Amortization of discount (1)	9,036	8,418
Realized gain on investment securities	(95)	(88)
Net gain on disposition of properties	-	(54)
Change in assets and liabilities
Decrease in tenant accounts receivable	28	112
Decrease (increase) in unbilled rent receivable	1	(33)
(Increase) decrease in accounts receivable and other assets (1)	(17)	89
Increase in accounts payable and other liabilities (1)	298	266
Decrease in deferred revenue	(98)	(51)
Net cash provided by operating activities	5,397	6,044

Cash flows from investing activities:
Proceeds from disposition of properties	-	68
Improvements to rental property	(565)	(175)
Increase in restricted cash	(74)	(81)
Purchases of investment securities	(4,831)	(4,179)
Sales of investment securities	6,070	4,512
Net cash provided by investing activities	600	145

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(6,163)	(5,990)
Increase in Due to NPAEP	22	-
Net cash used in financing activities	(6,141)	(5,990)

(Decrease) increase in cash and cash equivalents	(144)	199

Cash and cash equivalents:
Beginning of period	611	787

End of period	$467	$986

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$958	$1,139

(1) See Note 3:  Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2011
(dollars in thousands)

Note 1:   Basis of Presentation

The accompanying unaudited Combined Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although National Property Analysts Master Limited Partnership (“NPAMLP”) believes that the included disclosures are adequate for a fair presentation.  The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented.  These Combined Condensed Financial Statements should be read in conjunction with the Combined Condensed Financial Statements and notes thereto filed with Form 10-K for the year ended December 31, 2010.

Note 2:   Formation and Description of Business

National Property Analysts Master Limited Partnership, a limited partnership, was formed effective January 1, 1990.  NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner, and Feldman International, Inc. (“FII”), the equity general partner.

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

Note 3:   Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (“EBL&S”), which is owned entirely by E&H Properties, Inc (“E&H”), a corporation owned and controlled by Edward B. Lipkin (“Lipkin”), a related party.  Management fees are paid exclusively to EBL&S and are included in Management fees in the Combined Condensed Statements of Operations.  Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Condensed Balance Sheet. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (“NPAEP”) holds the Wraparound mortgages payable.  Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable.  Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable.  Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H, and controlled by Lipkin.  Included within Accounts payable and other liabilities are $2,652 and $2,608 due EBL&S at September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties.  The line bears interest at a variable rate, based on the prime rate (3.25% at September 30, 2011), and expires in May 2012.  Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.  As of September 30, 2011, there were $194 of advances and $137 of related accrued interest due under the NPAMLP Line.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2011
(dollars in thousands)

In October 2007, NPAEP acquired from the unrelated third party owners, approximately 82% of the undivided interest in one of the parcels in Marquette, Michigan that is ground leased by NPAMLP. The terms of the ground lease were unchanged. As a result of the purchase, NPAEP receives $18 annually in ground rental payments from NPAMLP.

Note 4:   Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”).  The number of locations, gross leasable area (“GLA”) and percentage of minimum rent for these tenants for the nine-month periods ended September 30, 2011 and 2010 are detailed in the table below.  As of September 30, 2011, Sears had outstanding balances on 2 of its 6 locations, totaling $20.

	As of September 30, 2011			As of September 30, 2010
Tenant	No. of Locations	GLA	% of Minimum Rent	No. of Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	26%	1	249,832	24%
Sears	6	619,120	17%	6	619,120	17%
CVS	5	56,770	15%	5	56,770	14%

Note 5:   Future Interest Agreement

In March 2003, NPAMLP, NPAEP and Penn Valley Pension Group (“PVPG”), entered into an Agreement, effective as of January 1, 2003 (the “2003 Agreement”), in which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgages held by NPAEP and PVPG.  The terms of the 2003 Agreement provided that NPAEP and PVPG: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount (the reduction in the interest rate was evaluated by NPAMLP in accordance with FASB authoritative guidance, and was determined not to be a substantial modification of terms as defined therein); (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and (c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the agreement of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note.  In consideration for the above, NPAMLP modified the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among certain partnerships comprising NPAMLP.  In addition NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP’s right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2011
(dollars in thousands)

The Managing General Partner believes that the execution and delivery of the 2003 Agreement has had the following effects for NPAMLP as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and the PVPG Wrap Notes: (i) NPAMLP has realized reductions in interest that it otherwise would have been obligated to pay since January 1, 2003 and (ii) NPAMLP will be able to allocate a greater portion of its available cash flow to principal repayments.  As a result of the faster repayment of principal, the Limited Partners will recognize additional taxable income (or smaller tax losses) in each year from 2003 until the maturity of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages.  In addition, the anticipated date of dissolution of NPAMLP will now occur in 2013 rather than 2015.  Further, because the reduced interest rate is below the Applicable Federal Rate (“AFR”) prescribed under Section 1274, Internal Revenue Code of 1986, as amended, investors in certain Partnerships recognized non-recurring ordinary income (forgiveness of indebtedness) in 2003.  The tax impact of this recognition depended upon numerous factors related to each investor’s particular tax situation, including his marginal tax rate and his suspended passive losses from prior years.

The Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013.  Assuming no sales of Properties by NPAMLP through 2013, the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $109,000.  As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s Managing General Partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG.  NPAMLP’s Managing General Partner has determined that it is in the best interests of NPAMLP and its partners to do so.  The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full).  Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable.  The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be.  The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

Note 6:  Commitments and Contingencies

In June 2006, NPAMLP and a limited liability company controlled by Lipkin (“ARJAX”) entered into an agreement with an anchor tenant (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”).  In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011. In December 2010, the Agreement was further amended extending the Effective Date to February 28, 2014.  In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date.  To date, ARJAX has remitted $1,400 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant was obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to six other stores leased from NPAMLP. As of September 30, 2011, the anchor tenant has completed the $500 in repairs and improvements required under the Agreement. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX.  NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so.  Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement.

As of September 30, 2011, NPAMLP was obligated for $372 in capital commitments primarily for roof repairs at two locations within its property portfolio.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2011
(dollars in thousands)

Note 7:  Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01 ("ASC Update 2011-01"), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2011-01 is effective for interim and annual periods ending after June 15, 2011.  NPAMLP has adopted the provisions of this ASU and it did not have a material impact on its combined condensed financial statements.

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

Note 8:  Disclosure of Fair Value of Financial Instruments

In addition to the disclosures in Note 9 for assets which are recorded at fair value, GAAP also requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at September 30, 2011 and December 31, 2010.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values due to their short term nature as of September 30, 2011 and December 31, 2010. Investment securities available for sale are carried at fair value and valued based on quoted market prices in an exchange and active markets.

The fair value of the NPAMLP’s wraparound mortgages aggregate approximately $114 million and $111 million at September 30, 2011 and December 31, 2010, respectively.  Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at September 30, 2011 and December 31, 2010.  In accordance with FASB authoritative guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2011 and December 31, 2010.  Although NPAMLP is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2011
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

Level 2 Fair Value Measurements

There were no Level 2 inputs used in the valuation

Level 3 Fair Value Measurements

There were no Level 3 inputs used in the valuation.

		Fair Value Measurements at September 30, 2011 Using Fair Value Hierarchy
	Fair Value as of September 30, 2011	Level 1	Level 2	Level 3
Mutual funds	$843	$843	$-	$-
Common stock	1,048	1,048	-	-
Investment securities available for sale	$1,891	$1,891	$-	$-

		Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
	Fair Value as of December 31, 2010	Level 1	Level 2	Level 3
Mutual funds	$2,026	$2,026	$-	$-
Common stock	1,195	1,195	-	-
Investment securities available for sale	$3,221	$3,221	$-	$-

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

September 30, 2011
(dollars in thousands)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Net cash provided by operating and investing activities for the nine-month period ended September 30, 2011 was $5,397 and $600, respectively.   Net cash used in financing activities was $6,141.  As a result of the above, there was a $144 decrease in cash and cash equivalents for the nine months ended September 30, 2011.  The primary reasons for the decrease in cash were the principal payments on the wraparound mortgages and the expenditures for improvements to rental properties.

As of September 30, 2011, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties.  The line bears interest at a variable rate, based on the prime rate (3.25% at September 30, 2011), and expires in May 2012.  Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD.  As of September 30, 2011, there were $194 of advances and $137 of related accrued interest under the NPAMLP Line.

As of September 30, 2011, the third party underlying mortgages were current for all the properties.

As of September 30, 2011, NPAMLP was obligated for $372 in capital commitments primarily for roof repairs.

Critical Accounting Policies

There were no significant changes to NPAMLP’s critical accounting policies and estimates during the nine-month period ended September 30, 2011.

Results of Operations

NPAMLP owned 24 properties at September 30, 2011 and 2010.

The loss from continuing operations for the three and nine-month periods ended September 30, 2011 versus September 30, 2010, increased by $145 and $1,118, respectively.  The increase in the loss from continuing operations was primarily due to an increase in interest expense, the loss of the anchor tenant at the Kalamazoo, Michigan property and the gains from a litigation settlement and partial eminent domain award in the second quarter of 2010.  The increase in interest expense for the three and nine-month periods ended September 30, 2011 versus September 30, 2010 was $128 and $449, respectively, and is consistent with an increase in the balance of the wraparound mortgages, net of the unamortized discount, as the amortization of the discount was greater than the principal reduction on wraparound mortgages payable for the three and nine-month periods ended September 30, 2011. The anchor tenant’s lease at the Kalamazoo, Michigan property ended on February 28, 2010, resulting in a reduction in rental income for the nine-month period ended September 30, 2011 of $41, versus the corresponding period in 2010.  The anchor tenant vacancy had no effect on rental income for the three-month periods ending September 30, 2011 and 2010. NPAMLP is actively marketing this vacant space to major regional and national retailers.  In addition, in order to prepare the vacant anchor space in Kalamazoo for a prospective tenant, during the first six months of 2011, NPAMLP removed non-friable asbestos containing material from the tenant space. As a result NPAMLP has incurred $111 in such removal costs for the nine-month period ended September 30, 2011 which are included in Repairs and maintenance in the Combined Condensed Statement of Operations.  NPAMLP is not aware of any liability for any environmental remediation costs associated with this property at September 30, 2011.  During the first quarter of 2011, NPAMLP ceased operation of the antique mall located in the North Augusta, South Carolina property. The closing of this store resulted in reductions, for the three and nine-month periods ended September 30, 2011, in minimum rent of $85 and $216, respectively, and in property operating expenses of $59 and $196, respectively.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

September 30, 2011
(dollars in thousands)

Factors That May Influence Future Results of Operations

Economic Conditions.     In the United States, recent market and economic conditions have resulted in tighter credit conditions and limited growth through the third quarter of 2011.  As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Since there are no balloon payments due on the third party underlying mortgages until 2012, NPAMLP has less exposure to these credit conditions. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our tenants and consequently, NPAMLP’s liquidity. If these market conditions continue, they may limit the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

September 30, 2011
(dollars in thousands)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

NPAMLP’s managing general partner, equity general partner and its agent’s chief financial officer, after evaluating the effectiveness of the design and operation of NPAMLP’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that NPAMLP’s disclosure controls and procedures were effective for the nine-month period ending September 30, 2011.  Disclosure controls and procedures ensure that information to be disclosed in reports that the NPAMLP files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensure that information required to be disclosed in the reports that NPAMLP files or submits under the Exchange Act is accumulated and communicated to  NPAMLP's management, including its managing general partner, equity general partner and its agent's chief financial officer, to allow timely decisions regarding required disclosure.

There were no changes in NPAMLP’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during NPAMLP’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, NPAMLP’s internal control over financial reporting.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

September 30, 2011
(dollars in thousands)

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations.  In the opinion of the General Partners, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP's financial position, results of operations or liquidity.

In 2005, NPAMLP sold the property in Ardmore, Oklahoma to an unrelated third party.  In connection with this sale, NPAMLP accepted a $480 promissory note in consideration of a portion of the sale price. The note was due in October 2010. In October 2010, NPAMLP filed suit to collect the balance due on the promissory note. The obligor of this note challenged the legality of the note and has not made any required payments of principal or interest since September 2010.  In October 2011, NPAMLP and the obligor of the note entered into a settlement agreement whereby the obligor agreed to pay the note in full, including interest, in February 2012.  NPAMLP recognized a provision for bad debt for this note receivable in the amount of $240 at September 30, 2011 and December 31, 2010, respectively. Management has made the decision not to reverse the provision for bad debt until the note in paid under the terms of the settlement agreement. Should the obligor fail to abide by the terms of the settlement agreement, NPAMLP will vigorously pursue this matter, with the intent to ultimately collect the full balance due on the note.

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

National Property Analysts Master Limited Partnership (Registrant)

Date:	November 14, 2011

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name:	Robert McKinney
Title:	President