Form 10-K
period 2011-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2012-03-30
CIK 926843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	000-24816

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

230 S. Broad Street, Mezzanine, Philadelphia, Pennsylvania  19102

 (Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code: (215)790-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on
which registered
None	N/A

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
Registration Statement filed on July 14, 1994;
Form 10-K Annual Reports filed on April 1, 1996 and March 31, 2003;
and Form 10-Q Quarterly Report;
November 11, 2003 -
Commission file Number 0-24816.

ii

Forward-Looking Statements

From time to time, management may provide information or make statements, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements reflect management’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside management’s control that may cause actual results to differ materially from those projected.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,”, “could”, “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. Management does not intend to update these forward-looking statements, except as required by law. In accordance with the provisions of the Litigation Reform Act, we are making our Limited Partners aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, and any exhibits to this Form 10-K. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which NPAMLP may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; the ability to attract and retain tenants at market rates; interest rates and cost of borrowing; management’s ability to maintain and improve cost efficiency of operations; changes in economic conditions, political conditions, and other factors that are set forth in “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

iii

PART I

Item 1. Business

I. Summary

The following summary is qualified in its entirety by the more detailed information and financial statements appearing elsewhere in this Annual Report. Reference is made to the Glossary, which appears at the end of this Item for the definition of certain capitalized terms used in the Summary and elsewhere in this Report.

A. The Master Limited Partnership

National Property Analysts Master Limited Partnership (“NPAMLP”) was organized under the Delaware Revised Uniform Limited Partnership Act in January, 1990 as part of a consolidation of the operation of properties owned by certain limited partnerships (the “Partnerships”) previously sponsored by National Property Analysts, Inc. and its affiliates (“NPA”). The term of NPAMLP will continue until December 31, 2013, unless sooner dissolved in accordance with the terms of the limited partnership agreement of NPAMLP (the “Partnership Agreement”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement.”

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

C. The Properties and Indebtedness Secured by the Properties

NPAMLP owns 24 properties, inclusive of tenant-in-common (“TIC”) interests, as of December 31, 2011, which consist primarily of shopping centers and free standing, single tenant retail stores (the “Properties”). The Properties are subject to certain indebtedness, which was incurred in connection with the acquisition of the Properties by the Partnerships. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

D. NPAMLP Objectives and Policies

NPAMLP intends to hold the Properties until such time as it is deemed prudent to dispose of the Properties. However, the Partnership in accordance with the terms of the Partnership Agreement will dissolve on December 31, 2013. See further discussion under “II. NPAMLP Objectives and Policies”, below; see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement.”

E. Limited Partners' Share of Cash Flow from Operations

The Limited Partners will receive, on an annual basis, 99% of the Cash Flow from Operations as defined in the Partnership Agreement. It is not anticipated that NPAMLP will be in a position to distribute Cash Flow from Operations to its partners in the foreseeable future.

F. Limited Partners' Share of Proceeds of Sales Distributions

Proceeds of Sales of the Properties available to be distributed by NPAMLP will be distributed 99% to the Limited Partners and 1% to the Equity General Partner. It is not anticipated that NPAMLP will be in a position to distribute Proceeds of Sales of the Properties to its partners in the foreseeable future.

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

H. Compensation to the General Partner and Affiliates

The Managing General Partner will receive certain compensation for its services including reimbursement of certain of its expenses and the Equity Partner will receive a portion of Cash Flow from Operations and Proceeds of Sales of the Properties. An affiliate of the Managing General Partner will receive a management fee for managing the Properties and a leasing fee for obtaining or renewing leases. See “Item 13. Certain Relationships and Related Transactions, Director Independence - I. Compensation and Fees.”

I. Fiscal Year

NPAMLP's fiscal year begins on January 1 and ends on December 31 of each year.

II. NPAMLP Objectives and Policies

A. NPAMLP Objectives

NPAMLP intends to hold the Properties until such time as it is deemed prudent to dispose of one or more or all of the Properties. The precise timing of disposition of Properties is at the discretion of the Managing General Partner. However, the Partnership in accordance with the terms of the Partnership Agreement is expected to dissolve not later than December 31, 2013. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement.”

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

1. Anchor Tenants

The Anchor Tenant leases at lease inception are usually for 15 to 25 years. At December 31, 2011, NPAMLP had 211,847 square feet, or 10% of its total gross leasable area, of vacant Anchor Tenant spaces. The Anchor Tenant leases are at various stages of maturity. Upon expiration of the initial lease term, renewal options are usually available to the Anchor Tenants. See "Item 2. Properties." The high concentration of minimum rent received from Anchor Tenants under the terms of long term leases generally provide NPAMLP with protection against a significant reduction in rental income; however, this also restricts the growth opportunity for NPAMLP.

NPAMLP's primary Anchor Tenants are Sun Microsystems, Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”), which in 2011 accounted for approximately 26%, 17% and 14%, respectively, of the rental income received by NPAMLP. As of December 31, 2011, NPAMLP had 1 lease with Sun Microsystems for approximately 250,000 square feet. The rent per square foot for the Sun Microsystems lease as of December 31, 2011, was $50.57. As of December 31, 2011, no balance was due from Sun Microsystems under its lease. As of December 31, 2011, NPAMLP had 6 leases with Sears aggregating approximately 620,000 square feet. NPAMLP’s average rent per square foot for all of the Sears leases as of December 31, 2011, was $3.31. As of December 31, 2011, there was no balance due from Sears under any of its leases. As of December 31, 2011, NPAMLP had 5 leases with CVS aggregating approximately 57,000 square feet. NPAMLP’s average rent per square foot for all of the CVS leases as of December 31, 2011, was $31.22. As of December 31, 2011, there was $2,000 due from CVS under one of its leases.

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

The NPAMLP Properties' occupancy rate for Local Tenant space is 70% at December 31, 2011. The lease terms for Local Tenant space typically range from 1 to 3 years. The competitive conditions applicable to Local Tenant space vary from Property to Property. However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to NPAMLP Properties, is typically a function of NPAMLP's rental rates as compared to the local market. However, in instances where a multi-tenant Property has Anchor Tenant space and the Anchor Tenant space is vacant (at December 31, 2011, three Shopping Center Properties have Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

C. Prohibited Activities and Investments

NPAMLP does not engage in any business not related to the operations of the Properties. Additionally, NPAMLP does not: (i) sell additional limited partnership interests in NPAMLP; (ii) issue limited partnership interests in exchange for property; (iii) issue senior securities or make loans or investments in real estate mortgages other than in connection with a contemplated purchase or sale or disposition of the Properties; (iv) make loans to the General Partners or its affiliates; (v) invest in or underwrite the securities of other issuers for any purpose, including investing in securities for the purpose of exercising control; (vi) operate in such a manner as not to be exempt from classification as an “investment company” for purposes of the Investment Company Act of 1940; (vii) purchase or lease any property from or sell or lease any property to the General Partners or its affiliates, except that with respect to leases, the General Partners and its affiliates may lease space in the Properties on terms no more favorable than those offered to non-affiliated persons; (viii) invest in junior mortgages or deeds of trust, except that the acquisition or granting of junior mortgages or deeds of trust in connection with the sale, purchase, financing or refinancing of a Property shall not be deemed to be investing in junior mortgages or deeds of trust; (ix) commingle the funds of NPAMLP with any other person; (x) invest in limited partnership interests; (xi) construct or develop properties; (xii) enter into joint venture agreements; or (xiii) receive rebates or give-ups in connection with NPAMLP.

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

“Threshold Amount” shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 2011, approximately $36,602,000 had been applied in reduction of the Threshold Amount.

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

NPAMLP's Properties consist primarily of shopping centers and freestanding, single tenant retail stores. As of December 31, 2011, NPAMLP owned and operated 24 Properties located in 14 states, with 58% of the Properties being Single Tenant Properties and 42% being Shopping Center Properties.

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

Schedule 1

Description of Property Tenant Information

Property Location	Total GLA (a)	Occupancy Rate	Total Minimum Rent (b)	Average Rent PSF (c)

Cottage Grove, MN	114,609	78.7%	$813,871	$9.02
Dunmore, PA	26,475	100.0%	78,696	2.97
East Haven, CT	52,852	42.4%	303,000	13.53
Federal Way, WA	37,560	100.0%	45,000	1.20
Grand Rapids, MI	10,880	100.0%	378,071	34.75
Huntsville, AL	104,000	100.0%	244,400	2.35
Independence, MO	134,634	96.3%	386,682	2.92
Kalamazoo, MI	120,958	5.1%	50,556	8.25
Lake Mary, FL	107,400	100.0%	912,900	8.50
Lawnside, NJ	102,552	100.0%	558,409	5.45
Lawndale, CA	14,813	100.0%	324,024	21.87
Marquette, MI	248,256	92.2%	1,382,426	6.05
Maryville, MO	35,179	100.0%	135,326	3.85
North Augusta, SC	109,134	18.3%	75,000	3.01
O' Fallon, MO	91,061	97.8%	344,354	3.87
Oak Lawn, IL	159,233	100.0%	1,116,834	7.01
Philadelphia, PA	128,006	100.0%	506,500	3.96
Painesville, OH	10,125	100.0%	188,777	18.64
Rockville, MD (d)	10,880	100.0%	521,718	58.48
San Jose, CA (e)	249,832	100.0%	3,234,303	54.17
Seven Hills, OH	121,677	100.0%	318,595	2.62
Taylorville, IL	43,127	100.0%	232,609	5.39
Urbana, IL	55,531	18.8%	66,200	6.34
Waverly, OH	8,834	100.0%	77,336	8.76

(a)	Gross Leasable Area.
(b)	Based on leases in effect as of December 31, 2011.
(c)	Based on occupied space.
(d)	NPAMLP owns an 82% interest in this property. Minimum rent amount reflects NPAMLP’s percentage ownership.
(e)	NPAMLP owns a 23.9% tenant-in-common interest in this property. Minimum rent amount reflects NPAMLP’s percentage ownership.

Schedule 1, Continued

Description of Property Tenant Information

Major Tenant Information

Property Location	Major Tenant Name	GLA (a)	Annual Rent	Lease Expiration	Remaining Tenant Options

Cottage Grove, MN	Rainbow Foods	70,130	$606,624	07/11/16	6 / 5 YR
Dunmore, PA	Price Chopper	26,475	78,696	11/30/15	1 / 5 YR
East Haven, CT	AutoZone	9,700	153,000	02/28/13	1 / 5 YR
Federal Way, WA	Safeway	37,560	45,000	10/31/13	4 / 5 YR
Grand Rapids, MI	CVS	10,880	378,071	01/31/24	10 / 5 YR
Huntsville, AL	Kmart	104,000	244,400	11/30/15	3 / 5 YR
Independence, MO	Kmart	116,799	308,634	03/31/15	8 / 5 YR
Kalamazoo, MI	None	N/A	-	-	-
Lake Mary, FL	Gander Mountain Sports	107,400	912,900	05/31/21	4 / 5 YR
Lawnside, NJ	Sears	102,552	558,409	09/30/25	10 / 5 YR
Lawndale, CA	CVS	14,813	324,024	05/31/13	10 / 5 YR
Marquette, MI	Kohl's Department Stores, Inc.	85,480	170,960	11/30/24	9 / 5 YR
	Younker's	44,068	300,000	01/31/18	3 / 5 YR
	J.C. Penney	33,996	118,286	02/28/17	3 / 5 YR
Maryville, MO	J.C. Penney	22,060	65,502	10/31/16	1 / 5 YR
North Augusta, SC	None	N/A	-	-	-
O' Fallon, MO	Kmart	83,061	279,415	11/30/15	8 / 5 YR
Oak Lawn, IL	Home Depot	104,622	530,000	01/31/28	5 / 5 YR
	Jewel Foods	58,575	586,834	01/03/14	1 / 5 YR
Philadelphia, PA	Kmart	91,033	338,500	03/31/15	8 / 5 YR
	Supremo Foods	36,973	168,000	06/30/35	None
Painesville, OH	CVS	10,125	188,777	01/31/19	6 / 5 YR
Rockville, MD (b)	CVS	10,880	521,718	01/31/24	10 / 5 YR
San Jose, CA (c)	Sun Microsystems	249,832	3,234,303	05/31/13	2 / 5 YR
Seven Hills, OH	Kmart	121,677	318,595	08/31/12	7 / 5 YR
Taylorville, IL	Grandview Retail Stores	27,958	120,000	03/31/18	None
	CVS	10,069	81,319	03/31/14	4 / 5 YR
Urbana, IL	Dollar General	6,264	39,000	10/31/12	None
Waverly, OH	None	N/A	-	-	-

(a)	Gross Leasable Area
(b)	NPAMLP owns an 82% interest in this property. Annual rent amount reflects NPAMLP’s percentage ownership.
(c)	NPAMLP owns a 23.9% tenant-in-common interest in this property. Annual rent amount reflects NPAMLP’s percentage ownership.

N/A - Not Applicable – no anchor space at this location.

Schedule 2

			2012			2013
Property	Total	Minimum	# of	Minimum		# of	Minimum
Location	GLA (a)	Rent (b)	Tenants	Rent	GLA (a)	Tenants	Rent	GLA (a)

Cottage Grove, MN	114,609	$813,871				1	$37,899	6,075
Dunmore, PA	26,475	78,696
East Haven, CT	52,852	303,000				1	153,000	9,700
Federal Way, WA	37,560	45,000				1	45,000	37,560
Grand Rapids, MI	10,880	378,071
Huntsville, AL	104,000	244,400
Independence, MO	134,634	386,682	1	$14,448	1,800	2	63,600	13,635
Kalamazoo, MI	120,958	50,556
Lake Mary, FL	107,400	912,900
Lawnside, NJ	102,552	558,409
Lawndale, CA	14,813	324,024				1	324,024	14,813
Marquette, MI	248,256	1,382,426	8	212,546	10,827	1	56,118	2,840
Maryville, MO	35,179	135,326				1	42,188	5,625
North Augusta, SC	109,134	75,000
O' Fallon, MO	91,061	344,354
Oak Lawn, IL	159,233	1,116,834
Philadelphia, PA	128,006	506,500
Painesville, OH	10,125	188,777
Rockville, MD	10,880	521,718
San Jose, CA	249,832	3,234,303				1	3,347,503	249,832
Seven Hills, OH	121,677	318,595	1	318,595	121,677
Taylorville, IL	43,127	232,609	2	31,560	5,100
Urbana, IL	55,531	66,200	2	46,350	7,664	2	20,525	2,800
Waverly, OH	8,834	77,396

Totals	2,097,608	$12,295,647	14	$623,499	147,068	11	$4,089,857	342,880

Annual % to Total				5.1%	7.0%		33.3%	16.3%
Cumulative %				5.1%	7.0%		38.4%	23.3%

(a)	Gross Leasable Area.
(b)	Based on leases in effect as of December 31, 2011.

Schedule 3

Third Party Underlying Obligations

Property Location	Mortgagee	Mortgage Type	Interest Rate	Principal Balance at 12/31/2011

Cottage Grove, MN	IDS Life Insurance	1st	5.55%	$3,558,346
Dunmore, PA	NONE
East Haven, CT	NONE
Federal Way, WA	NONE
Grand Rapids, MI	Wells Fargo Bank Northwest, N.A	1st	7.77%	1,724,598
Huntsville, AL	NONE
Independence, MO	NONE
Kalamazoo, MI	NONE
Lake Mary, FL	Citigroup Capital Markets Group	1st	5.67%	5,627,996
Lawndale, CA	Wells Fargo Bank Northwest, N.A.	1st	6.04%	3,439,306
Lawnside, NJ	Wachovia Securities	1st	8.71%	3,439,105
Marquette, MI	Associated Commercial Bank	1st	6.33%	4,675,122
Maryville, MO	NONE
North Augusta, SC	NONE
O' Fallon, MO	NONE
Oak Lawn, IL	NONE
Painesville, OH	Credit Suisse First Boston	1st	6.48%	1,104,109
Philadelphia, PA	NONE
Rockville, MD (a)	Wells Fargo Bank Northwest, N.A	1st	7.77%	2,379,987
San Jose, CA (b)	Lehman Ali Inc.	1st	12.50%	20,983,031
Seven Hills, OH	B & K Properties	1st	9.75%	271,778
Taylorville, IL	NONE
Urbana, IL	NONE
Waverly, OH	NONE

(a)  NPAMLP owns an 82% interest in the property. Loan balance reflects NPAMLP’s percentage ownership.

(b)  NPAMLP owns a 23.9% tenant-in-common interest in this property. Loan balance reflects NPAMLP’s percentage ownership.

Schedule 3, Continued

Third Party Underlying Obligations

Property Location	Mortgagee	Mortgage Type	Annual Debt Service	Ownership Interest Fee/ Leasehold

Cottage Grove, MN	IDS Life Insurance	1st	$364,697	Fee
Dunmore, PA	NONE			Leasehold
East Haven, Ct	NONE			Fee
Federal Way, WA	NONE			Fee
Grand Rapids, MI	Wells Fargo Bank Northwest, N.A.	1st	378,071	Fee
Huntsville, AL	NONE			Leasehold
Independence, MO	NONE			Fee
Kalamazoo, MI	NONE			Leasehold
Lake Mary, FL	Citigroup Capital Markets Group	1st	416,520	Fee
Lawndale, CA	Wells Fargo Bank Northwest, N.A.	1st	324,000	Leasehold
Lawnside, NJ	Wachovia Securities	1st	556,739	Fee
Marquette, MI	Associated Commercial Bank	1st	402,318	Leasehold
Maryville, MO	NONE			Leasehold
North Augusta, SC	NONE			Leasehold
O' Fallon, MO	NONE			Fee
Oak Lawn, IL	NONE			Leasehold
Painesville, OH	Credit Suisse First Boston	1st	188,777	Fee
Philadelphia, PA	NONE			Leasehold
Rockville, MD (a)	Wells Fargo Bank Northwest, N.A.	1st	521,718	Fee
San Jose, CA (b)	Lehman Ali Inc.	1st	3,176,744	Fee
Seven Hills, OH	B & K Properties	1st	263,917	Leasehold
Taylorville, IL	NONE			Fee
Urbana, IL	NONE			Fee
Waverly, OH	NONE			Fee

(a)    NPAMLP owns an 82% interest in the property. Loan balance and annual debt service reflect NPAMLP’s percentage ownership.

(b) NPAMLP owns a 23.9% Tenant in Common interest in this property. Loan balance and annual debt service reflect NPAMLP’s percentage ownership.

Item 3.	Legal Proceedings

NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the General Partners, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP's financial position, results of operations or liquidity.

In 2005 NPAMLP sold the property in Ardmore, Oklahoma to an unrelated third party. In connection with this sale, NPAMLP accepted a $480,000 promissory note in consideration of a portion of the sale price. The note was due in October 2010. In October 2010 NPAMLP filed suit to collect the balance due. The obligor of this note has challenged the legality of the note and had not made any required payments of principal or interest since September 2010. In the first quarter of 2012, NPAMLP obtained a judgment against the obligor and subsequently entered into a Settlement Agreement, Forbearance and Release (“Forbearance Agreement”). Under the terms of the Forbearance Agreement, the obligor of this note is to pay the sum of $670,000, comprised of an initial payment of $150,000 in March 2012 and twenty-six consecutive monthly payments of $20,000. Interest accruing over the twenty-six month payment period is to be paid at the completion of the payment schedule. The initial payment due under the Forbearance Agreement was received by NPAMLP in March. NPAMLP will continue to vigorously pursue this matter and expects to ultimately collect the full amount due under the Forbearance Agreement.

Item 4.	Mine Safety Disclosures

Not applicable

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

As of December 31, 2011, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.

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

B. Third Party Debt Service

As of December 31, 2011, the Third Party Underlying Obligations were current for all the Properties. See “Item 7. Management’s Discussion and Analysis of Financial Condition - II Critical Accounting Policies.”

C. Working Capital

As of December 31, 2011, NPAMLP has working capital of approximately $1,432,000 excluding amounts due to the Managing General Partner and the Pension Groups of $2,729,000 and $3,379,000, respectively. In 2011, NPAMLP’s operations resulted in a $286,000 increase in cash. This increase was primarily due to the sale of investment securities to fund certain capital improvements and provide additional liquidity. NPAMLP's property operating budget for 2012, excluding capital expenditures, audit fees and certain insurance costs, projects cash flow of approximately $71,000. The budgeted cash flow is due primarily to the projected new lease for the vacant Anchor Tenant space at the Kalamazoo, Michigan property. Management is endeavoring to lease the remaining vacant space, however the current economic environment will, in all probability, lengthen the time to do so. Management believes however that NPAMLP has sufficient working capital to meet its operating needs.

To date, NPAMLP has replenished its working capital reserves through the sale of Properties. This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage. They have agreed in certain instances to release their liens and provide proceeds from the sale to NPAMLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties. Although the Second Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard currently is expected by management, although there can be no assurance that such Second Mortgage lenders will not change their behavior in the future. Pursuant to the 2003 Agreement (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement”), the holders of the Wrap Mortgages are obligated to release their mortgages in the event of a sale of Property. As of December 31, 2011, the Managing General Partner, or its affiliates, has advanced approximately $2,729,000 to NPAMLP but may require the repayment of the advances for its own operational needs.

D. Loan Obligations

Although all the Third Party Underlying Obligations on which balloon payments have become due to date have ultimately been refinanced, there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. In the event that NPAMLP is not able to obtain refinancing commitments from alternative lenders or loan extensions from the lenders holding the existing Third Party Underlying Obligations, the properties could be lost to foreclosure. For the year ended December 31, 2012, there are balloon payments due in January on the Third Party Underlying Mortgage Obligations on the properties in Grand Rapids, Michigan and Rockville, Maryland. However, under the terms of the respective Anchor Tenant leases, the Anchor Tenants are responsible for either refinancing the balloon payment or satisfying the mortgage in full. In January 2012, the Anchor Tenant for both properties elected to satisfy the balance of the Third Party Underlying Mortgage. See “Item 2. Properties.”

E. Capital Requirements

The average age of the Properties owned by NPAMLP is in excess of 20 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 2011, NPAMLP was committed for $277,000 in capital repairs to the Properties. During 2011, NPAMLP had an outstanding line of credit with E&H Properties of Delaware, Inc., an affiliate of NPA (“EHD”), under which EHD would advance up to $2.5 million to NPAMLP for purposes of making Capital and Tenant Improvements (the “NPAMLP Line”). Pursuant to the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. Amounts advanced pursuant to the NPAMLP Line bear interest at the Prime Rate as published in the Wall Street Journal’s “Money Rates” section (3.25% at December 31, 2011).

EHD maintains a secured line of credit with Firstrust Bank of Conshohocken, PA (“Firstrust Bank”), which enables EHD to fund the NPAMLP Line in order to finance Capital and Tenant Improvements (the “EHD Firstrust Line”). At December 31, 2011 there is $2,619,000 due under the EHD Firstrust Line. Pursuant to the promissory note executed with respect to the EHD Firstrust Line (the “Firstrust Note”), the amounts advanced pursuant to the Firstrust Note bear interest at the Prime Rate as published in the Wall Street Journal’s “Money Rates” section (the “EHD Firstrust Borrowing Rate”). At December 31, 2011, availability under the EHD Firstrust Line permitted EHD to borrow up to $5,381,000 which it can loan to NPAMLP. The EHD Firstrust Borrowing Rate at December 31, 2011 is 3.25%.

The Firstrust Note is secured by an assignment of certain Wrap Notes and Second Mortgages and certain Guaranty and Suretyship Agreements executed by EBL&S Property Management, Inc. and Edward B. Lipkin. Additionally, the Firstrust Note contains a confession of judgment against EHD and the Guaranty and Suretyship Agreements contain a confession of judgment against EBL&S Property

Management, Inc. and Edward B. Lipkin. At December 31, 2011, $194,000 has been advanced and $139,000 in accrued interest was due under the NPAMLP Line.

F. Tenant Improvements

The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 2011, there were no rental abatements.

II. Critical Accounting Policies

NPAMLP uses estimates and assumptions that can have a significant effect on the amounts that are reported in its financial statements. Management believes the following are its most significant accounting policies as they may require a higher degree of judgment and estimation.

Rental Properties: Rental properties are stated at original cost. Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years, and 15 to 39 years, respectively. In accordance with FASB authoritative guidance, rental properties are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of rental properties is measured by comparison of the carrying amount of the properties to undiscounted future net cash flows expected to be generated by the properties.  The determination of future undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact NPAMLP’s net income.  If any property is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair value.  Management determines fair value by utilizing market and income approaches.

The market approach estimates what a potential buyer would pay today.  The key inputs used in the model included, broker quotes, capitalization rates, expected lease up and holding periods or property appraisals. When available, current market information, like comparative sales price, was used to determine capitalization and rental growth rates.  NPAMLP also utilizes the income approach to estimate the fair value of its income producing real estate assets. To the extent that the assumptions used in testing long-lived assets for impairment differ from those of a marketplace participant, the assumptions are modified in order to estimate the fair value of a real estate asset when an impairment charge is measured. In addition to determining future cash flows, which make the estimation of a real estate asset’s undiscounted cash flows highly subjective, the selection of the discount rate and exit capitalization rate used in applying the income approach is also highly subjective.  There were no impairment charges for the years ended December 31, 2011 and 2010. Properties to be disposed are reported at the lower of the carrying amount or the fair value less costs to sell.

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

Discount on wraparound mortgages: The discount on wraparound mortgages represents the difference between the present value of mortgage payments at the stated interest rate of 4.1% and the imputed rate of 12%. NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows. The resultant increase or decrease in the discount is recorded as interest expense in the year of the adjustment. The discount is amortized using the effective interest method over the terms of the mortgages and is recorded as interest expense. In accordance with the FASB authoritative guidance, NPAMLP accounts for the unamortized discount on wraparound mortgages related to wraparound mortgages that have been extinguished as losses or gains in the period of extinguishment.

Fair value of Financial Instruments: The FASB’s authoritative guidance requires disclosure of the fair value of certain financial instruments. Cash, tenant accounts receivable, accounts payable and other liabilities as reflected in the combined financial statements of NPAMLP approximate fair value because of the short-term maturity of these instruments. In accordance with this guidance, NPAMLP has determined that the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate approximates the carrying value at December 31, 2011.

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements.

III. Factors That May Influence Future Results of Operations

A.	Real Estate Valuation

General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of NPAMLP’s assets. Periods of economic slowdown or recession in the U.S., a decrease in market rental rates and/or market values of real estate assets, could have a negative impact on the value of NPAMLP properties and related tenant improvements. If NPAMLP was required under Generally Accepted Accounting Principles to write down the carrying value of any properties to the lower of cost or market due to impairment, or if as a result of an early lease termination it was required to remove and dispose of material amounts of tenant improvements that are not reusable to another tenant, NPAMLP’s results of operations would be negatively affected.

B.	Leasing Activity and Rental Rates

During the next twelve months 14 leases representing 7% of the net leasable square footage of all NPAMLP properties, are scheduled to expire. The amount of net rental income generated by NPAMLP properties depends principally on the ability to maintain the occupancy rates of currently leased space and to lease currently available space, and space available from unscheduled lease terminations. The amount of rental income generated also depends on the ability to maintain or increase rental rates at the properties. Negative trends in one or more of these factors could adversely affect rental income in future periods.

In September 2009, the anchor tenant at the property in Kalamazoo, Michigan elected not to exercise a five year option to extend its lease, and accordingly the anchor tenant space became vacant effective March 1, 2010. Although there is no third party underlying indebtedness on the property, if NPAMLP is unable to find a new tenant, NPAMLP may be unable to meet its obligations under the ground lease and the property may be lost due to a termination of the ground lease.

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

IV. Results of Operations

A. Property Dispositions and Acquisitions During Fiscal 2011

NPAMLP owned 24 properties at December 31, 2011 and 2010. There were no full property dispositions in 2011 or 2010. In 2010, a portion of the Taylorville, Illinois property was conveyed to the City of Taylorville in lieu of eminent domain. As a result of this transaction, NPAMLP recognized a net gain on disposition of properties of $54,000. See “Item 1. Business - II. NPAMLP Objectives and Policies - B. Competition for Tenants - Anchor Tenants.”

B. Full Fiscal Years

Over the two year period ended December 31, 2011, other than the conveyance of a portion of the Taylorville, Illinois property in lieu of eminent domain, NPAMLP did not acquire or dispose of any properties. This conveyance resulted in “Gain on disposition of properties, net”, as reflected in the financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Critical Accounting Policies”.

The following table reflects the operating results (in thousands) for NPAMLP for the years ended December 31, 2011 and 2010. The table is presented in order to facilitate an understanding of the operating results and trends of NPAMLP.

	(in Thousands)
	2011	2010
Income:
Rental income	$12,483	$12,767
Other charges to tenants	2,975	3,067
Interest income	79	151
Total income	15,537	15,985

Operating expenses:
Interest expense	13,926	13,099
Other operating expenses	6,543	6,982
Depreciation and amortization	3,045	4,118
Total operating expense	23,514	24,199

Operating loss	$(7,977)	$(8,214)

The decrease in rental income and other charges to tenants in 2011 is primarily due to the closing of the antique mall in North Augusta and the decrease in minimum rent and other charges resulting from the vacancy of the Anchor Tenant at the Kalamazoo, Michigan property. The decrease in interest income is due to the reduction in investment securities and the delinquency of the note receivable due from the sale of the Ardmore, Oklahoma property as NPAMLP stopped accruing interest on this note.  See “Item 3. Legal Proceedings”.

Interest expense is scheduled to increase annually as the discount on wraparound mortgages amortizes over the terms of the mortgages using the effective interest method. The scheduled increase for 2011 was approximately $400,000. In addition, NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows. In 2011 changes in the projected cash flows resulted in an adjustment that decreased the discount and increased interest expense by $211,000. In 2010, changes in the projected cash flows resulted in an adjustment that increased the discount and decreased interest expense by $145,000. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - II. Critical Accounting Policies”. The decrease in Other operating expenses in 2011 is due to the reduced 2011 operating expenses arising from the closing of the antique mall in North Augusta and the provision for bad debts recorded in 2010 arising from the delinquency of the note receivable due from the sale of the property in Ardmore, Oklahoma. See “Item 3. Legal Proceedings”. The decrease in depreciation expense is due to the fact that certain buildings owned by NPAMLP were fully depreciated at the end of 2010.

V. Tabular Disclosure of Contractual Obligations

Not applicable

VI. Indebtedness Secured by the Properties

The Properties are subject to certain indebtedness that was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 2011, the aggregate indebtedness of NPAMLP pursuant to the Wrap Mortgages was approximately $140 million, of which approximately $47 million constituted indebtedness under the Third Party Underlying Obligations and $5 million constituted indebtedness under the Second Mortgages. As of December 31, 2011, the aggregate historical cost of the Properties securing the indebtedness of NPAMLP mortgages was approximately $138 million. The original acquisition of the Properties by the Partnerships was typically structured as set forth below.

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

The Properties whose ownership was combined in NPAMLP remain subject to the Third Party Underlying Obligations, Second Mortgages and Wrap Mortgages incurred in connection with the acquisition of the Properties. However, the Wrap Mortgages and Second Mortgages have been restructured pursuant to the Restructuring Agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – VI Indebtedness Secured by the Properties - II. Critical Accounting Policies - V. C. The Wrap Mortgages” below

A. Third Party Underlying Obligations

Information relating to the Third Party Underlying Obligations is included in Schedule 3, which appears under “Item 2. Properties”, above.

B. The Second Mortgages and Notes

Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The outstanding principal balance of the Second Mortgages as of December 31, 2011, was approximately $5 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

C. The Wrap Mortgages

The Wrap Mortgages represent an obligation of NPAMLP and a lien against the Properties in favor of the NPAEP. The lien is subordinate to the Third Party Underlying Obligations and the Second Mortgages, if any.

The Restructuring Agreement amended and restructured each Wrap Note to provide that each Wrap Note would consist of the obligation to pay two principal balances, an interest-bearing principal balance equal to the original principal indebtedness when the Wrap Note was first executed and delivered by the Partnership less amounts of principal, if any, paid prior to January 1, 1990, and an non-interest bearing principal balance equal to the amount of interest accrued and unpaid under the Wrap Note prior to January 1, 1990. The Restructuring Agreement adjusted the interest rate on the Wrap Notes in such a way that the interest bearing principal balance earns interest at a rate elected by the Managing General Partner to assure that there will be adequate interest paid over the life of the Wrap Note to comply with applicable Internal Revenue Code requirements in order to prevent the imputation of interest. At December 31, 2011, the interest rate on the Wrap Mortgages was 4.1%. The Wrap Notes mature on December 31, 2013. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - VI. Indebtedness Secured by the Properties - D. Future Interest Agreement.”

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

D. Future Interest Agreement

In March 2003 NPAMLP and the Pension Groups entered into an Agreement, effective as of January 1, 2003 (the “2003 Agreement”), in which the Pension Groups agreed with NPAMLP to modify the terms of Wrap Mortgages held by the Pension Groups. The terms of the 2003 Agreement provided that the Pension Groups: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount; (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and (c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the agreement of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note. In consideration for the above, the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages were modified to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships. In addition NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP’s right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.

The Managing General Partner believes that the execution and delivery of the 2003 Agreement has had the following effects for NPAMLP: as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and the PVPG Wrap Notes (i) NPAMLP has realized reductions in interest expense that it otherwise would have been obligated to pay during the period between January 1, 2003 and December 31, 2013 when these loans mature and (ii) NPAMLP has been able to allocate a greater portion of its available cash flow to principal repayments. As a result of the faster repayment of principal, the Limited Partners have recognized additional taxable income (or smaller tax losses) in each year from 2003 until the maturity of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages. In addition, the anticipated date of dissolution of NPAMLP will now occur in 2013 rather than 2015. Further, because the reduced interest rate is below the Applicable Federal Rate (“AFR”) prescribed under Section 1274 of the Internal Revenue Code of 1986, as amended, investors in Unaudited Partnerships recognized non-recurring ordinary income (forgiveness of indebtedness) in 2003. The tax impact of this recognition depended upon numerous factors related to each investor’s particular tax situation, including his marginal tax rate and his suspended passive losses from prior years.

Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by the Pension Groups are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2012 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $109,000,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to the Pension Groups. NPAMLP’s general partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, the Pension Groups have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by the Pension Groups. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

As noted above, under the terms of the Partnership Agreement, NPAMLP is scheduled to dissolve on December 31, 2013. The remaining NPAMLP assets not subject to the 2003 Agreement will be liquidated and used to satisfy NPAMLP obligations other than the Wrap Mortgages. To the extent that the remaining assets exceed the amount of the remaining obligations, that excess will be distributed to the Limited Partners in accordance with their ownership interests. It is not anticipated that NPAMLP will be in a position to distribute any excess proceeds from the liquidation of its assets to the Limited Partners upon its dissolution. To the extent that the remaining obligations exceed the amount of the remaining assets, then the proceeds of the remaining assets will be used to satisfy NPAMLP obligations other than the Wrap Mortgages on a pro-rata basis or on such other basis as may be required by law.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(A). Controls and Procedures

Disclosure Controls and Procedures: As of the end of the period covered by this report, management performed, with the participation of the Equity General Partner, Managing General Partner and Chief Financial Officer of EBL&S Property Management, Inc, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15. NPAMLP’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Equity General Partner, Managing General Partner and Chief Financial Officer of EBL&S Property Management, Inc., to allow timely decisions regarding required disclosures. Based on the evaluation, management concluded that NPAMLP’s disclosure controls and procedures were effective for the year ended December 31, 2011.

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

Management assessed the effectiveness of the NPAMLP’s internal control over financial reporting at December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of NPAMLP’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Managing General Partner.

Based on its assessment, management determined that, at December 31, 2011, NPAMLP maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, NPAMLP's internal control over financial reporting.

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

The directors and executive officers of the General Partners are as follows:

Edward B. Lipkin, age 66, serves as Director of the Managing General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

Robert McKinney, age 56, serves as Director of the Equity General Partner. Since 2003, Mr. McKinney has been an employee of NPAEP, serving as tax manager. Previously, Mr. McKinney had been employed by NPA since 1987 in the same capacity. Mr. McKinney, a certified public accountant, received a Masters of Science in Taxation and Masters of Business Administration in Finance from Villanova University and Temple University, respectively. Mr. McKinney received a Bachelor of Science degree in Accounting from Villanova University.

Howard M. Levy, age 53, serves as Vice President of the Managing General Partner. Mr. Levy has been employed by NPA since 1983 and is currently Vice President of Leasing. Mr. Levy received a Bachelor of Science degree in Accounting from the University of Scranton and is a Certified Public Accountant.

David A. Simon, age 54, serves as Vice President of the Managing General Partner. Mr. Simon has been employed by NPA since 1987 and is currently Chief Financial Officer. Mr. Simon received a Bachelor of Science degree in Accounting & Finance from Lehigh University and is a Certified Public Accountant.

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

Item 11. Executive Compensation

I. General

Neither the General Partners nor the officers of the General Partners receive compensation from NPAMLP. Certain administrative services related to tax and accounting service, legal matters and to investor administration were performed by the Managing General Partner on behalf of NPAMLP as provided in the Partnership Agreement. The amount payable to the Managing General Partner for such services aggregated $165,000 and $226,000 for the years ended December 31, 2011 and 2010, respectively. See “Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate.”

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

II. Property Management by Affiliate

As of January 1, 1990, NPAMLP entered into a management agreement with EBL&S Property Management, Inc., a Delaware corporation (“Property Manager”), with respect to the management of the Properties (“Management Agreement”). EBL&S Property Management, Inc. is owned 100% by E&H Properties, Inc., which also is the sole shareholder of NPAMLP's Managing General Partner, EBL&S, Inc. The directors of EBL&S Property Management, Inc. are the same as those of the Managing General Partner. Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. The Property Manager earned an aggregate of approximately $534,000 for management fees, approximately $8,000 for leasing commissions, and approximately $165,000 for administrative and legal fees in fiscal year 2011. In fiscal 2010, the Property Manager earned an aggregate of $563,000 for management fees, $14,000 for leasing commissions and $226,000 for administrative and legal fees.

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

The Managing General Partner is an affiliate of NPA. NPA or its affiliates hold the Second Mortgages aggregating approximately $5 million. This lack of independence gives rise to certain conflicts of interest with respect to the sale or refinancing of the Properties.

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

V. Related Party Transactions

In June 2006, NPAMLP and ARJAX entered into an agreement with the anchor tenant at the San Mateo property (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550,000 during the period from June 2006 through the Effective Date. To date, ARJAX has remitted $1,400,000 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500,000 in repairs or improvements, which would otherwise be the responsibility of NPAMLP, to its other stores leased from NPAMLP. As of December 31, 2011 the Anchor Tenant has completed the required $500,000 in repairs. Under the Agreement, the liability for the consideration to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. Additionally, Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement. There is a possibility, however, that if ARJAX does not perform its obligations under the Agreement, NPAMLP may be held liable. Should ARJAX default, NPAMLP may not have sufficient cash to pay this obligation, it would probably have to sell an asset or assets to raise enough cash to do so. Such sale of assets could result in additional gain being recognized. In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011. In December 2010, the Agreement was amended further extending the Effective Date to February 28, 2014.

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

I. Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for the audit of NPAMLP’s annual financial statements and review of financial statements included in NPAMLP’s Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $190,500 ($95,500 and $95,000 for the years ended December 31, 2011 and 2010, respectively).

II. Audit Related Fees

None.

III. Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Asher & Company, Ltd. for tax compliance, tax advice and tax planning were $29,000 ($14,500 for each of the years ended December 31, 2011 and 2010).

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

I. Documents filed as Part of this Report

A. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-1

Combined Financial Statements:

Combined Balance Sheets at December 31, 2011 and 2010	F-2

Combined Statements of Operations and Changes in Partners' Deficit for the years ended December 31, 2011 and 2010	F-3

Combined Statements of Cash Flows for the years ended December 31, 2011 and 2010	F-4

Notes to Combined Financial Statements	F-5

B. Exhibits

Exhibit No.	Description

*2.1	Consolidation Agreement by and among the National Property Analysts Master Limited Partnership (“NPAMLP”); EBL&S, Inc. (“EBL&S”) and Buster, Inc. (“Buster”).

*2.2	Settlement Agreement by and among plaintiffs as a class, National Property Analysts, Inc. (“NPA”) and certain additional defendants in James O'Brien, et al. v. National Property Analysts, Inc., et al. (the “Action”).

*2.3	Judgment and Order Approving the Transaction, the Formation of the Master Limited Partnership, and the Allocation of Interests in the Master Limited Partnership entered by the Court.

*3.1	Initial Limited Partnership Agreement of NPAMLP.

*3.2	Amended and Restated Limited Partnership Agreement of NPAMLP.

*3.3	Certificate of Limited Partnership of NPAMLP.

****3.4	Amendment One to the Amended and Restated Limited Partnership Agreement of NPAMLP.

*10.1	Restructuring and Mortgage Modification Agreement by and among Main Line Pension Group, L.P. (“MLPG”), NPAMLP and National Property Analysts, Inc.

*10.2	Leasing and Management Agreement by and between EBL&S Property Management, Inc. and NPAMLP.

*10.3	Information Statement Relating to the formation of NPAMLP.

*10.4	Proof of Claim and Release and Vote on Consolidation.
**10.6	Line of Credit Promissory Note.

***10.7	Agreement between NPAMLP, NPAEP and PVPG.

***16.1	Letter from replaced accountants (previously filed with Form 8-K dated May 29, 2002).

31.1	Certification of Managing General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Equity General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Managing General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Equity General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant's Report on Form 10 filed July 14, 1994 (0-24816)
**	Incorporated by reference from Registrant's Report on Form 10-K filed April 1, 1996 (0-24816).
***	Incorporated by reference from Registrant's Report on Form 10-K filed March 31, 2003 (0-24816).
****	Incorporated by reference from Registrant's Report on Form 10-Q filed November 11, 2003 (0-24816).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(Registrant)

By: EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Edward B. Lipkin
Director

Date:	March 30, 2012

By: Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Robert McKinney
Director

Date:	March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Edward B. Lipkin	Director of EBL&S, Inc.	March 30, 2012
Edward B. Lipkin	Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer

/s/ Robert McKinney	Director of Feldman International, Inc.	March 30, 2012
Robert McKinney	Registrant’s equity general partner

COMBINED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

NATIONAL PROPERTY ANALYSTS

MASTER LIMITED PARTNERSHIP

DECEMBER 31, 2011 AND 2010

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Report of Independent Registered Public Accounting Firm

General Partners
National Property Analysts Master Limited Partnership

We have audited the accompanying combined balance sheets of National Property Analysts Master Limited Partnership (NPAMLP) (a limited partnership) as of December 31, 2011 and 2010 and the related combined statements of operations and changes in Partners’ deficit and cash flows for each of the years in the two-year period ended December 31, 2011. The Partnership’s management is responsible for these combined financial statements. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above presents fairly, in all material respects, the combined financial position of National Property Analysts Master Limited Partnership as of December 31, 2011 and 2010 and the combined results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 30, 2012

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Balance Sheets

December 31, 2011 and 2010

(in thousands)

	2011	2010
Assets
Rental property, at cost:
Land	$7,568	$7,568
Buildings	107,994	107,418
Tenant-in-common property	22,662	22,662
	138,224	137,648
Less: accumulated depreciation	81,063	78,051
Rental property, net	57,161	59,597

Cash and cash equivalents	897	611
Restricted cash	126	108
Investment securities available for sale, at fair value	1,441	3,221
Tenant accounts receivable, net of allowance of $30 as of December 31, 2011 and 2010, respectively	85	188
Unbilled rent receivable	1,259	1,261

Accounts receivable and other assets, net (1)	399	404

Total assets	$61,368	$65,390

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$140,491	$148,730
Less: unamortized discount based on imputed interest rate of 12% (1)	25,794	38,044

Wraparound mortgages payable less unamortized discount (1)	114,697	110,686

Due to NPAEP (1)	3,379	3,335
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	3,420	3,373
Deferred revenue	195	254
Finance lease obligation	1,750	1,750

Total liabilities	123,635	119,592

Partners' deficit	(62,267)	(54,202)

Total liabilities and partners' deficit	$61,368	$65,390

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Statements of Operations and Changes in Partners' Deficit

Years Ended December 31, 2011 and 2010

(in thousands, except per-unit data)

	2011	2010
Income:
Rental income	$12,483	$12,767
Other charges to tenants	2,975	3,067
Interest and dividend income	79	151
Total income	15,537	15,985

Operating expenses:
Interest expense (1)	13,926	13,099
Real estate taxes	2,779	2,717
Management fees (1)	534	563
Common area maintenance expenses	1,469	1,687
Ground rent (1)	805	781
Repairs and maintenance	433	502
General and administrative (1)	523	732
Depreciation	3,012	4,044
Amortization	33	74
Total operating expenses	23,514	24,199
Operating loss	(7,977)	(8,214)

Other income:
Realized gain on investment securities	26	88
Gain from litigation settlement, net	-	225
Loss from continuing operations	(7,951)	(7,901)

Discontinued operations:
Gain on disposition of properties, net	-	54
Net loss	(7,951)	(7,847)

Partners' deficit:
Beginning of period	(54,202)	(46,394)
Other comprehensive income: net change in unrealized gain (loss) on investment securities	(114)	39

End of period	$(62,267)	$(54,202)

Net loss per unit	$(81.34)	$(80.27)
Weighted average units outstanding	97,752	97,752

(1) See Note 3: Related Party Transactions

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Statements of Cash Flows

Years Ended December 31, 2011 and 2010

(in thousands, except per-unit data)

	2011	2010
Cash flows from operating activities:
Net loss	$(7,951)	$(7,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,045	4,118
Amortization of discount (1)	12,250	11,254
Provision for bad debt	190	240
Net gain on disposition of properties	-	(54)
Realized gains on investment securities	(26)	(88)
Change in assets and liabilities
Decrease (increase) in tenant accounts receivable	103	(40)
(Increase) decrease in unbilled rent receivable	2	(46)
(Increase) decrease in accounts receivable and other assets (1)	(218)	63
Increase in accounts payable and other liabilities (1)	47	190
Increase (decrease) in deferred revenue	(59)	57
Net cash provided by operating activities	7,383	7,847

Cash flows from investing activities:
Disposition of properties	-	68
Improvements to rental property	(576)	(259)
Increase in restricted cash	(18)	(28)
Purchases of investment securities	(4,833)	(4,439)
Sale of investment securities	6,525	4,562
Net cash provided (used) in investing activities	1,098	(96)

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(8,239)	(7,970)
Increase in balance due to NPAEP	44	43
Net cash used in financing activities	(8,195)	(7,927)

Increase (decrease) in cash and cash equivalents	286	(176)

Cash and cash equivalents:
Beginning of period	611	787

End of period	$897	$611

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,251	$1,489

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

(1)	Formation and Description of Business

National Property Analysts Master Limited Partnership (NPAMLP), a limited partnership, was formed effective January 1, 1990. NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner, and Feldman International, Inc. (FII), the equity general partner.

The properties included in NPAMLP consist primarily of shopping centers and freestanding, single-tenant retail stores with national retailers as prime tenants. The ownership and operations of these properties have been combined in NPAMLP pursuant to a consolidation of properties owned by certain limited partnerships previously sponsored by National Property Analysts, Inc. and its affiliates (NPA). NPAMLP intends to hold the properties until such time as it is deemed prudent to dispose of them. The precise timing of disposition of the properties is at the discretion of the managing general partner. However, in accordance with the partnership agreement, the partnership will terminate on December 31, 2013. As such the NPAMLP has provided detail disclosure of commitments through its termination date and summary disclosure of commitments after the termination date of NPAMLP.

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

Through December 31, 2011, NPAMLP sold properties that generated approximately $36,602 in net proceeds that have been applied as a reduction of the Threshold amount. NPAMLP has not distributed any sales proceeds to its partners since its organization.

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

Liquidity

NPAMLP has working capital as of December 31, 2011 and 2010, of approximately $1,432 and $2,964, respectively, excluding amounts due to EBL&S of $2,729 and $2,608, respectively, and excluding amounts due to NPAEP of $3,379 and $3,335 at December 31, 2011 and 2010, respectively. NPAMLP has $897 of unrestricted cash and $2,306 available under line of credit agreements at December 31, 2011, to meet its short-term obligations. Through December 31, 2011, NPAMLP has replenished its working capital reserves through the sale of properties on which the holders of the second mortgage and the wraparound mortgage have released their liens.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

(2)	Summary of Significant Accounting Policies

(a)	Rental Property

Rental properties are stated at original cost. Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years and 15 to 39 years, respectively.

NPAMLP accounts for the property owned as tenants-in-common (“TIC”) with unaffiliated third parties using the proportionate consolidation method, in accordance with FASB authoritative guidance. NPAMLP owns an undivided interest in the San Jose property through its 23.9% ownership of 2525 North First Street Holdings, a Delaware Statutory Trust, and does not control the decisions over the property or the other tenant-in-common interests. The financial statements reflect only NPAMLP’s percentage of the TIC’s real property, related mortgage, revenues and expenses. The anchor tenant at this property is Sun Microsystems who has a lease with 2525 North First Street Holdings. NPAMLP’s proportionate share at December 31, 2011 and 2010 was as follows:

	2011	2010
Tenant-in-common property	$22,662	$22,662
Wraparound mortgage payable, net of discount	10,557	12,262

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

The market approach estimates what a potential buyer would pay today.  The key inputs used in the model include, broker quotes, capitalization rates, expected lease up and holding periods or property appraisals. When available, current market information, like comparative sales price, are used to determine capitalization and rental growth rates.  NPAMLP also utilizes the income approach to estimate the fair value of our income producing real estate assets. To the extent that the assumptions used in testing long-lived assets for impairment differ from those of a marketplace participant, the assumptions are modified in order to estimate the fair value of a real estate asset when an impairment charge is measured. In addition to determining future cash flows, which make the estimation of a real estate asset’s undiscounted cash flows highly subjective, the selection of the discount rate and exit capitalization rate used in applying the income approach is also highly subjective.  There were no impairment charges for the years ended December 31, 2011 and 2010.

Gains or losses from the sales of property generally are recognized using the full accrual method in accordance with the FASB authoritative guidance.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

(b)	Cash and Cash Equivalents

All highly liquid interest-bearing deposits with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents at December 31, 2011 and 2010 were held in the custody of multiple financial institutions. The balances, at times, may exceed federally insured limits. NPAMLP mitigates this risk by depositing funds with major financial institutions. At December 31, 2011 and 2010, cash was held in multiple accounts maintained at four separate financial institutions. At December 31, 2011 and 2010, the total cash balance held at these institutions was approximately $1,145 and $882, respectively. The balances exceeded federally insured limits by $361 and $531 at December 31, 2011 and 2010, respectively.

(c)	Restricted Cash

Restricted cash consists principally of amounts held in escrow by lending institutions for real estate taxes.

(d)	Tenant Accounts Receivable

Accounts receivable include current tenant accounts receivable, net of allowances, and other accruals. NPAMLP regularly reviews the collectability of its receivables and the credit worthiness of its tenants and adjusts its allowance for doubtful accounts, unbilled rent receivable balance and tenant improvement and leasing costs amortization accordingly.

(e)	Accounts Receivable and Other Assets

Accounts receivable and other assets includes a past due note receivable from the buyer of the Ardmore, Oklahoma property for which NPAMLP recorded an allowance for doubtful accounts in the amount of $430 and $240 at December 31, 2011 and 2010, respectively (see Note 16). Accounts receivable and other assets also include certain prepaid expenses and leasing commissions which have been capitalized and amortized over the lives of the respective leases. At December 31, 2011 and 2010, the amount of deferred leasing commissions was $368 and $346, respectively, and the amount of accumulated amortization was $320 and $291, respectively.

(f)	Investment Securities

Investment securities, consisting of mutual funds and common stock, are classified as available for sale and carried at estimated fair value. Realized gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Unrealized gains and losses on the investment securities are recognized as an adjustment of accumulated other comprehensive income (loss) within partners’ capital.

(g)	Discount on Wraparound Mortgage

The discount on wraparound mortgages represents the difference between the present value of mortgage payments at the stated interest rate (see Note 9) and the imputed rate of 12%. NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows. The resultant increase or decrease in the discount is recorded as interest expense in the year of the adjustment. The discount is amortized using the effective interest method over the terms of the mortgages and is recorded as interest expense. In accordance with the FASB authoritative guidance, NPAMLP accounts for the unamortized discount on wraparound mortgages related to wraparound mortgages that have been extinguished as losses or gains in the period of extinguishment.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

(h)	Rental Income

Rental income is recognized on a straight-line basis over the terms of the respective leases. Unbilled rent receivable represents the amount by which the straight-line rentals exceed the current rent collectible under the payment terms of the lease agreements. Rental income represents minimum rental income collectible under the payment terms of the lease agreements. Percentage rent represents rental income that the tenant pays based on a percentage of its sales, either as a percentage of total sales or as a percentage of sales in excess of a threshold amount. Percentage rent and tenant pass-through charges including common area maintenance, real estate taxes and property insurance are recognized in income when earned and are recorded as other charges to tenants

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

The FASB’s authoritative guidance requires disclosure of the fair value of certain financial instruments. Cash, investment securities, tenant accounts receivable, accounts payable and other liabilities as reflected in the combined financial statements approximate fair value because of the short-term maturity of these instruments. In accordance with this guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 2011 and 2010.

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

(m)	Recent Accounting Pronouncements

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

December 31, 2011 and 2010

(dollars in thousands)

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

In December 2011, the FASB issued ASU No. 2011-11 (“ASC Update 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose information about offsetting and related arrangements to enable user of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

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

At its formation, NPAMLP entered into a leasing and property management agreement with EBL&S Property Management, Inc. (EBL&S), which is owned entirely by E&H. Under the agreement, EBL&S is to receive a property management fee equal to 5% of the gross annual rentals collected, including tenant reimbursements for common area maintenance charges, real estate taxes and property insurance. EBL&S is also entitled to receive leasing commissions for obtaining or renewing leases and reimbursement for services provided to NPAMLP for partnership administration. The leasing commissions paid or due to EBL&S are amortized over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Balance Sheet. The leasing commissions due to EBL&S are included in Accounts payable and other liabilities on the Combined Balance Sheet. Under the terms of the NPAMLP partnership agreement, the managing general partner is entitled to be reimbursed for its expenses for administering NPAMLP’s affairs. Such administrative expenses are billed to NPAMLP based on the wages and time incurred by EBL&S personnel for such services.

Management fees and administrative services are paid exclusively to EBL&S and are included in the Combined Statement of Operations. The Wraparound mortgages payable are held by NPAEP, which is controlled by Lipkin. Due to NPAEP, unamortized discount and interest expense are all financial statement accounts, which relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H Properties of Delaware, Inc., and a subsidiary of E&H (EHD). Included within Accounts payable and other liabilities as of December 31, 2011, are $2,729 due EBL&S, $139 due EHD and $207 due limited partnerships where Lipkin has a controlling interest. As of December 31, 2010 the amounts included in Accounts payable and other liabilities due to EBL&S, EHD and limited partnerships where Lipkin has a controlling interest were $2,608, $133 and $224, respectively. The amounts due to EBL&S were primarily for property management fees, leasing commissions, legal fees, administrative services and cash advances for debt service. Amounts charged by EBL&S to NPAMLP for the years ended December 31 were as follows:

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

	2011	2010
Property management fees	$534	$563
Leasing commissions	8	14
Administrative services and legal fees	165	226

Total	$707	$803

In October 2007, NPAEP purchased an 82.4% tenant-in-common interest in one of the two parcels of land in Marquette, Michigan that are ground leased by NPAMLP. The annual ground rent received by NPAEP in 2011 and 2010 was $18. There were no changes to any of the terms of the ground lease as a result of this transaction. In 2011, NPAEP entered into contracts to purchase the remaining 17.6% tenant-in-common interest in the parcel purchased in 2007 and 100% of the other parcel that are ground leased by NPAMLP. After closing of these transactions in 2012, the total annual rent to be paid to NPAEP will be $32.

In October 2005, ARJAX Railroad Associates II, LLC (“ARJAX”), a limited liability company controlled by Lipkin, acquired from a third party land owner, certain real property in San Mateo, California, that was leased to NPAMLP under a ground lease scheduled to expire in February 2025. Annual rent due under the ground lease was $96. In the fourth quarter of 2006, NPAMLP sold its leasehold interest in the San Mateo property to ARJAX. The purchase price for the sale of the leasehold interest was $13,900 and was based on the fair market value of NPAMLP’s leasehold interest in the San Mateo property was determined by a real estate valuation. Pursuant to the terms of the agreement of sale for this transaction the purchase price was satisfied with the conveyance to NPAMLP of a 14.8% tenant-in-common interest in an office building in San Jose, California. To complete the tax-deferred exchange arising from the sales of the New Hope, MN and North Sarasota, FL properties in 2006, NPAMLP acquired an additional 9.1% tenant-in-common interest in the same San Jose, CA building. Such interests were acquired from National Property Analysts Management Company (“NPAMC”), a limited partnership controlled by Lipkin. As the term of the lease of the tenant occupying the San Jose property is currently scheduled to expire before the financing on the property is satisfied, the property could be lost to foreclosure at that time. In order to protect NPAMLP’s interest and to ensure the value of the terms of the consideration received by NPAMLP in exchange for the leasehold interest, NPAMC caused NPAEP to agree to modify the wrap mortgage by offsetting the wrap indebtedness held by NPAEP by an amount equal to the $13,900 purchase price compounded monthly based on a 6.43% annual interest rate. The wrap mortgage offset would be calculated at the time of disposition of the San Jose property.

A company controlled by Lipkin holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $5,165 and $7,696 at December 31, 2011 and 2010, respectively.

(4)	Tenant Leases

At December 31, 2011 and 2010, NPAMLP effectively owned and operated 24 properties that were comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 80 tenants, under various lease agreements which are treated as operating leases.

In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance and renewal options. The leases expire under their original terms at various dates between 2012 and 2035.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

Future minimum lease rentals to be received under noncancellable leases through the termination of NPAMLP at December 31, 2013 (see Note 15), and the terms of the leases thereafter, are approximately:

2012	$11,558
2013	8,986
Thereafter	41,193

Total	$61,737

Rental income includes approximately $179 and $176, related to percentage rents for the years ended December 31, 2011 and 2010, respectively.

(5)	Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems, Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). In 2011 and 2010, Sun Microsystems accounted for approximately 26% and 25%, respectively, of the rental income received by NPAMLP. In 2011 and 2010, Sears accounted for approximately 17% of the rental income received by NPAMLP and CVS accounted for approximately 14% of the rental income received by NPAMLP. As of December 31, 2011, NPAMLP had 1 lease with Sun Microsystems for approximately 250,000 square feet. As of December 31, 2011, NPAMLP had 6 leases with Sears aggregating approximately 620,000 square feet and 5 leases with CVS aggregating approximately 57,000 square feet. As of December 31, 2011 there was no balance due from Sears under any of its leases. As of December 31, 2010, NPAMLP was due $84 from Sears under its leases. As of December 31, 2011 and 2010, NPAMLP was due $2 from CVS under its leases. As of December 31, 2011 and 2010, no amounts were due from Sun Microsystems.

At December 31, 2011, two tenants owed NPAMLP amounts in excess of 10% of total Accounts receivable. Grandview Retail Stores and Empire Chinese represented 48%, and 20%, respectively, of Accounts receivable at December 31, 2011. At December 31, 2010, three tenants owed NPAMLP amounts in excess of 10% of total Accounts receivable. Sears, Grandview Retail Stores and Supremo Foods represented 38%, 23% and 18%, respectively, of Accounts receivable at December 31, 2010.

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

NPAMLP is obligated under 11 noncancellable ground leases that expire between 2012 and 2078, excluding renewal options.

During the year ended December 31, 1991, NPAMLP sold the land underlying the Kalamazoo, Michigan; Philadelphia, Pennsylvania and Seven Hills, Ohio properties and simultaneously entered into ground leases to leaseback the land from the buyer that expire between 2012 and 2015. Under the terms of the above 1991 sales, at the expiration of the respective ground leases, including renewal options, title to the buildings will be conveyed to the buyer with no additional consideration and any amounts still outstanding under the respective wraparound mortgages will remain the liability of NPAMLP.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

The aggregate proceeds from the three land sales were $1,750 and were recorded as Finance lease obligations. The amounts paid in accordance with these ground leases were $418 and $349 for the years ended December 31, 2011 and 2010, respectively, and are recorded as interest expense. Any gain or loss from the transactions will be recognized at the date upon which title to the buildings is conveyed to the ground lessor. During the term of these ground leases, including renewal options, NPAMLP is responsible for maintaining the buildings and building improvements, as well as making the respective mortgage payments.

In January 2012, the ground lease on the Seven Hills, Ohio property terminated in accordance with its terms and the buildings were effectively conveyed to the ground owner. As a result of this transaction, NPAMLP will recognize a gain from the disposition of this property in the first quarter of 2012 of approximately $356.

Future minimum lease payments under all noncancellable ground leases through the termination of NPAMLP at December 31, 2013 (see Note 15), and the terms of the ground leases thereafter, as of December 31, 2011 are approximately:

2012	$1,100
2013	940
Thereafter	7,252
$9,292

Total payments for rental under all ground leases for the years ended December 31, 2011 and 2010 was approximately $1,154 and $1,085, respectively.

(8)	Other Borrowings

NPAMLP has a line of credit with E&H Properties of Delaware, Inc. (EHD), a related party, for EHD to advance up to $2,500 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the resulting agreement, the obligation of EHD to make advances to NPAMLP is at all times the sole and absolute discretion of EHD. The line bears interest based on the prime rate (3.25% at December 31, 2011) and is scheduled to expire in May 2012. Any amounts advanced to NPAMLP are not directly secured by any collateral.

As of December 31, 2011 and 2010, $194 was owed by NPAMLP under this line of credit, excluding $139 and $133 in accrued interest at December 31, 2011 and 2010, respectively. Total interest expense under the line of credit for each of the years ending December 31, 2011 and 2010, was $6.

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

In prior years, NPAEP had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by NPAMLP. In accordance with FASB authoritative guidance, such forgiveness from a related party is accounted for as a capital transaction. There was no forgiveness of wraparound mortgage indebtedness in 2011 and 2010.

NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows. The resultant increase or decrease in the discount is recorded as interest expense in the year of the adjustment. Changes in projected cash flows result primarily from management's re-evaluation of projected cash flows from tenants as well as additional principal payments arising from property sales. In 2011, NPAMLP decreased the discount on wraparound mortgages and recognized an increase in interest expense in the amount of $211. In 2010, NPAMLP increased the discount on wraparound mortgages and recognized a reduction in interest expense in the amount of $145.

The wraparound mortgages are scheduled to mature on December 31, 2013 and have a stated interest rate of 4.1%. Certain wraparound mortgages are fully amortized over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations. Wraparound mortgage principal payment requirements for the next two years are approximately:

2012	$11,867
2013	128,624

(10)	Investment Securities Available for Sale

Investments in available for sale mutual funds and common stock securities were as follows as of December 31, 2011, and 2010:

	December 31, 2011
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

Exchange traded funds	$760	$-	$(8)	$752
Mutual funds	700	-	(11)	689

	-	-	-	-
Securities available for sale	$1,460	$-	$(19)	$1,441

	December 31, 2010
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

Common stock	$1,163	$32	$-	$1,195
Mutual funds	1,966	63	(3)	2,026

Securities available for sale	$3,129	$95	$(3)	$3,221

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

(11)	Partners’ Deficit

Following is a summary of the combined changes in partners’ deficit for the two years ended December 31, 2011 (in thousands except unit data):

	Units			Partners’ Deficit
	General Partners	Limited Partners	Total	General partners	Limited partners	Total

January 1, 2010,	1,000	96,752	97,752	$(450)	$(45,944)	$(46,394)

Net loss	-	-	-	(78)	(7,769)	(7,847)

Other comprehensive income: net change in unrealized gain (loss) on investment securities	-	-	-	4	35	39

December 31, 2010	1,000	96,752	97,752	$(524)	$(53,678)	$(54,202)

Net loss	-	-	-	(80)	(7,871)	(7,951)
Other comprehensive income: net change in unrealized gain (loss) on investment securities	-	-	-	(1)	(113)	(114)

December 31, 2011	1,000	96,752	97,752	$(605)	$(61,662)	$(62,267)

Accumulated other comprehensive income (loss) was $(19) and $95 at December 31, 2011 and 2010, respectively. Comprehensive income includes net income (loss) and the net change in unrealized gain (loss) on investment securities.

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

December 31, 2011 and 2010

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

(13)	Disclosure of Fair Value of Financial Instruments

In addition to the disclosures in Note 14 for assets which are recorded at fair value, GAAP also requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at December 31, 2011 and 2010.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

December 31, 2011 and 2010

(dollars in thousands)

Level 1 Fair Value Measurements

Mutual funds and common stock are valued based on quoted market prices in active markets, which represent the net asset values of shares held by NPAMLP at period end and are classified as Level 1 investments.

Level 2 Fair Value Measurements

There are no level 2 inputs used in the valuation.

Level 3 Fair Value Measurements

There were no Level 3 inputs used in the valuation.

	Fair Value Measurements at December 31, 2011 Using Fair Value Heirarchy
	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Investment Securities:
Exchange traded funds:
US Treasury short term bonds	$752	$752	$-	$-
Mutual funds:
US Treasury short term bonds	689	689	-	-

Total	$1,441	$1,441	$-	$-

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

	Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
	Fair Value as of December 31, 2010	Level 1	Level 2	Level 3
Common stocks:
Financial services	$121	$121	$-	$-
Exchange traded funds:
US treasury bonds	886	886	-	-
Large cap	56	56	-	-
Mid cap	27	27	-	-
Emerging markets	130	130	-	-
Specialty funds	150	150	-	-
Mutual funds:			-	-
Balanced funds	447	447	-	-
US treasury bonds	911	911	-	-
Foreign Bonds	255	255	-	-
Real estate funds	92	92	-	-
Other	146	146	-	-

Total	$3,221	$3,221	$-	$-

(15)	Future Interest Agreement

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

December 31, 2011 and 2010

(dollars in thousands)

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

The Wrap Mortgages owned by NPAEP are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2012 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $109,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP. NPAMLP’s Managing General Partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP has agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2011 and 2010

(dollars in thousands)

(16)	Subsequent Event

In March 2012, NPAMLP entered into an agreement with the buyer of the Ardmore, Oklahoma property in settlement of a past due note receivable. The agreement provides that principal payments aggregating $670, plus interest on unpaid principal at 6% per annum, are due NPAMLP in monthly installments from March 2012 through May 2014. The original promissory note was in the amount of $480, for which NPAMLP recorded $240 as an allowance for doubtful accounts at December 31, 2010. NPAMLP has recorded the additional amount due as a note receivable, and as a result of the obligor’s continued delinquency, a related allowance for doubtful accounts in the amount of $190 at December 31, 2011.

