Form 10-Q
period 2012-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2012-05-15
CIK 926843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission file number:	000-24816

National Property Analysts Master Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 South Broad Street, Mezzanine
Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2012
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Combined Condensed Financial Statements (Unaudited)

Combined Condensed Balance Sheets
- March 31, 2012 and December 31, 2011	1

Combined Condensed Statements of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit
- Three months ended March 31, 2012 and 2011	2

Combined Condensed Statements of Cash Flows
- Three months ended March 31, 2012 and 2011	3

Notes to Combined Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	13

Item 4. Controls and Procedures.	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4. Mine Safety Disclosures.	14

Item 5. Other Information.	14

Item 6. Exhibits.	14

SIGNATURES

Signatures	15

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Condensed Balance Sheets

(in thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Rental property, at cost:
Land	$7,196	$7,568
Buildings	104,426	107,994
Tenant-in-common property	22,662	22,662
	134,284	138,224
Less: accumulated depreciation	78,086	81,063
Rental property, net	56,198	57,161

Cash and cash equivalents	568	897
Restricted cash	190	126
Investment securities available for sale, at market	1,307	1,441
Tenant accounts receivable, net of allowance of $30 as of March 31, 2012 and December 31, 2011, respectively	244	85
Unbilled rent receivable	1,257	1,259
Accounts receivable and other assets, net (1)	241	399

Total assets	$60,005	$61,368

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$134,255	$140,491
Less: unamortized discount based on imputed interest rate of 12% (1)	22,600	25,794

Wraparound mortgages payable less unamortized discount (1)	111,655	114,697

Due to NPAEP (1)	3,390	3,379
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	3,515	3,420
Deferred revenue	4,174	195
Finance lease obligation	1,200	1,750

Total liabilities	124,128	123,635

Partners' deficit	(64,123)	(62,267)

Total liabilities and partners' deficit	$60,005	$61,368

(1) See Note 3: Related Party Transactions.

See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Condensed Statements of Operations, Comprehensive Income (Loss) and Changes in Partners' Deficit (unaudited)

(in thousands, except per-unit data)

	Three months ended March 31,
	2012	2011
Income:
Rental income	$2,937	$3,009
Other charges to tenants	708	874
Interest and dividend income	10	34
Total income	3,655	3,917

Operating expenses:
Interest expense (1)	3,537	3,365
Real estate taxes	694	788
Management fees (1)	135	127
Common area maintenance expenses	356	573
Ground rent (1)	187	198
Repairs and maintenance	56	182
General and administrative (1)	138	161
Impairment of rental property	74	-
Depreciation	700	981
Amortization	10	18
Total operating expenses	5,887	6,393
Operating loss	(2,232)	(2,476)

Other gain (loss):
Realized (loss) gain on investment securities	(1)	27
Loss from continuing operations	(2,233)	(2,449)

Discontinued operations:
Gain (loss) from operations of discontinued component, including gain on disposal of $356 in 2012	356	(11)
Net loss	(1,877)	(2,460)

Other comprehensive income:
Net change in unrealized gains on investment securities	21	18
Comprehensive loss	(1,856)	(2,442)

Partners' deficit:
Beginning of period	(62,267)	(54,202)

End of period	$(64,123)	$(56,644)

Loss per unit from continuing operations	$(22.84)	$(25.05)
Income (loss) per unit from discontinued operations	3.64	(.11)
Net loss per unit	$(19.20)	$(25.16)
Weighted average units outstanding	97,752	97,752

(1) See Note 3: Related Party Transactions.

See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Condensed Statements of Cash Flows (unaudited)

(in thousands, except per-unit data)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,877)	$(2,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	710	1,030
Amortization of discount (1)	3,194	3,010
Impairment of rental property	74	-
Net gain on disposition of properties	(356)
Realized (gain) loss on investment securities	1	(27)
Change in assets and liabilities
Increase in tenant accounts receivable	(159)	(198)
Increase in unbilled rent receivable	2	-
Decrease in accounts receivable and other assets (1)	148	10
Increase in accounts payable and other liabilities (1)	95	304
Increase (decrease) in deferred revenue	3,979	(83)
Net cash provided by operating activities	5,811	1,586

Cash flows from investing activities:
Improvements to rental property	(277)	(30)
Increase in restricted cash	(64)	(65)
Purchases of investment securities	(603)	(2,046)
Sales of investment securities	755	2,634
Net cash provided by (used in) investing activities	(189)	493

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(5,962)	(2,026)
Increase in due to NPAEP	11	-
Net cash (used in) financing activities	(5,951)	(2,026)

(Decrease) increase in cash and cash equivalents	(329)	53

Cash and cash equivalents:
Beginning of period	897	611

End of period	$568	$664

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$267	$335
Supplemental disclosure of non-cash investing and financing activities:
Reduction of wraparound mortgages related to disposition of property	$274	$-
Reduction in finance lease obligation related to disposition of property	$550	$-

(1) See Note 3: Related Party Transactions.

See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

March 31, 2012

(dollars in thousands)

Note 1:	Basis of Presentation

The accompanying unaudited Combined Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although NPAMLP believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These Combined Condensed Financial Statements should be read in conjunction with the Combined Condensed Financial Statements and notes thereto filed with our Form 10-K for the year ended December 31, 2011.

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

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (“EBL&S”), which is owned entirely by E&H Properties, Inc (“E&H”), a corporation owned and controlled by Edward B. Lipkin (“Lipkin”), a related party. Management fees are paid exclusively to EBL&S and are included in Management fees in the Combined Condensed Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Condensed Balance Sheet at March 31, 2012. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (“NPAEP”) holds the Wraparound mortgages payable. Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable. Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H, and controlled by Lipkin. Included within Accounts payable and other liabilities are $2,744 and $2,729 due EBL&S at March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (3.25% at March 31, 2012), and expires in May 2012. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of March 31, 2012, there were $194 of advances and $140 of related accrued interest due under the NPAMLP Line.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

March 31, 2012

(dollars in thousands)

In October 2007, NPAEP acquired from the unrelated third party owners, approximately 82% of the undivided interest in one of the two parcels in Marquette, Michigan that are ground leased by NPAMLP. In the first quarter of 2012, NPAEP acquired 100% of the second parcel and additional 6% of the undivided interest in the parcel acquired in 2007. In April 2012, NPAEP acquired the remaining interest of the parcel acquired in 2007. The terms of the ground lease were unchanged. As a result of the purchase, NPAEP receives $32 annually in ground rental payments from NPAMLP.

Note 4:	Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). The number of locations, gross leasable area (“GLA”) and percentage of minimum rent for these tenants for the three-month period ended March 31, 2012 and 2011 are detailed in the table below. As of March 31, 2012, Sears owed $124, representing the annual lump-sum real estate tax invoice for one of its locations, billed during the first quarter of 2012. Neither Sun Microsystems nor CVS had outstanding balances due under any leases with NPAMLP.

	As of March 31, 2012			As of March 31, 2011
Tenant	No. of Locations	GLA	% of Minimum Rent	No. of Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	27%	1	249,832	26%
Sears	5	497,443	15%	6	619,120	17%
CVS	5	56,770	13%	5	56,770	15%

Note 5:	Future Interest Agreement

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

March 31, 2012

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

The Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2012 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $109,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s Managing General Partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP. NPAMLP’s Managing General Partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP has agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement were be borne by NPAEP. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

Note 6:	Commitments and Contingencies

In June 2006, NPAMLP and a limited liability company controlled by Lipkin (ARJAX) entered into an agreement with an anchor tenant (the “Agreement”), whereby the anchor tenant’s lease would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011. In December 2010, the Agreement was further amended extending the Effective Date to February 28, 2014. In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date. To date, ARJAX has remitted $1,400 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant has completed, to six other stores leased from NPAMLP, $500 in repairs or improvements, which otherwise would have been the responsibility of NPAMLP. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX. NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so. Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement.

As of March 31, 2012, NPAMLP was not obligated for any capital commitments within its property portfolio.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

March 31, 2012

(dollars in thousands)

Note 7:	Disposition of Property

In January 2012, the ground lease on the Seven Hills, Ohio property terminated in accordance with its terms and the buildings were effectively conveyed to the ground owner. As part of this transaction, the ground owner assumed the balance of the underlying indebtedness in the amount of $274, and accordingly NPAMLP reduced the wraparound mortgages payable by the same amount. In addition, NPAMLP was effectively relieved of the related finance lease obligation in the amount of $550. The net book value of the property at the disposal date was $468. As a result of this transaction, NPAMLP recognized a gain from the disposition of this property of approximately $356.

Income or loss from operations of sold properties is reported as discontinued operations in accordance with FASB authoritative guidance. Accordingly, the results of operations of properties disposed of or held for sale are classified as Discontinued operations in the Combined Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit.

Note 8:	Deferred Revenue

Under the terms of the respective leases at the Grand Rapids, Michigan and Rockville, Maryland properties, the Anchor Tenant had the option of either refinancing the existing underlying indebtedness or paying it off. In January 2012, the Anchor Tenant elected to satisfy the underlying indebtedness in full on both properties in the approximate amount of $4,121. Accordingly, NPAMLP reduced the wraparound mortgages payable balance on these properties in the same amount. In accordance with the FASB authoritative guidance, NPAMLP recognized deferred revenue, and will be amortizing the balance on a straight line basis to income over the balance of the respective lease terms.

Note 9:	Disclosure of Fair Value of Financial Instruments

In addition to the disclosures in Note 10 for assets which are recorded at fair value, GAAP also requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at March 31, 2012 and December 31, 2011.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values due to their short term nature as of March 31, 2012 and December 31, 2011. Investment securities available for sale are carried at fair value and valued based on quoted market prices in active markets.

In accordance with FASB authoritative guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at March 31, 2012 and December 31, 2011. NPAMLP classifies the fair value of the wraparound mortgages within Level 3 of the valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2012 and December 31, 2011.  Although NPAMLP is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

March 31, 2012

(dollars in thousands)

Note 10:	Fair Value Measurements

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

Level 1 Fair Value Measurements

Mutual funds and exchange traded funds are valued based on quoted market prices in active markets, which represent the net asset values of shares held by NPAMLP at period end and are classified as Level 1 investments.

Level 2 Fair Value Measurements

The fair value of the rental property for which NPAMLP recorded an impairment during the three months ended March 31, 2012 was based on the effective contract price for the pending transfer of the property utilizing a market approach.

Level 3 Fair Value Measurements

There were no Level 3 inputs used in the valuation.

Rental property is measured at fair value on a non-recurring basis in conjunction with NPAMLP’s impairment analysis. An impairment charge of approximately $74 was recorded for rental properties that were written down to fair value for the three months ended March 31, 2012.

There were no assets or liabilities measured on a non-recurring basis at December 31, 2011. Fair value measurements on a non-recurring basis at March 31, 2012 and a recurring basis at March 31, 2012 and December 31, 2011 are as follows:

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

March 31, 2012

(dollars in thousands)

		Fair Value Measurements at March 31, 2012 Using Fair Value Hierarchy
	Fair Value as of March 31, 2012	Level 1	Level 2	Level 3
Rental property	$600	$-	$600	$-
Investment Securities:
Mutual funds:
US Treasury short term bonds	$1,307	$1,307	$-	$-

Investment securities available for sale	$1,307	$1,307	$-	$-

		Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Investment Securities:
Exchange traded funds:
US Treasury short term bonds	$752	$752	$-	$-
Mutual funds:
US Treasury short term bonds	689	689	-	-

Investment securities available for sale	$1,441	$1,441	$-	$-

Note 11:	Comprehensive Income (Loss)

Comprehensive income (loss) represents the total of net loss plus the change in unrealized gains (losses) on investment securities classified as available for sale. Comprehensive income (loss) for the three months ended March 31, 2012 and 2011 is included in the statements of operations and comprehensive income (loss). An analysis of the changes in components of accumulated other comprehensive income (loss) for the three months ended March 31, 2012 and 2011 is as follows:

	March 31, 2012	March 31, 2011

Other comprehensive income (loss):

Unrealized gain on investment securities	$20	$45

Less: reclassification for realized (loss) gain included in net income	(1)	27

Other comprehensive income (loss)	$21	$18

Note 12:	Litigation Settlement

In March 2012, NPAMLP entered into an agreement with the buyer of the Ardmore, Oklahoma property in settlement of a past due note receivable. The agreement provides that principal payments aggregating $670, plus interest on unpaid principal at 6% per annum, are due NPAMLP in monthly installments from March 2012 through May 2014. The original promissory note was in the amount of $480, for which NPAMLP recorded $240 as an allowance for doubtful accounts at December 31, 2010. NPAMLP has recorded the additional amount due as a note receivable, and as a result of the obligor’s continued delinquency, a related additional allowance for doubtful accounts in the amount of $190 at March 31, 2012 and December 31, 2011 (See Part II. Other Information, Item 1. Legal Proceedings).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

March 31, 2012

(dollars in thousands)

Note 13: Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (" ASU") 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (" ASU 2011-04"). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. NPAMLP adopted the provisions of this ASU in the first quarter of 2012. The adoption of this standard did not have a material impact on NPAMLP’s financial position, results of operations or cash flows as a result of this change.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The amendments to Topic 220 (Comprehensive Income) eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05," to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 are effective for the first interim and annual periods beginning after December 15, 2011. NPAMLP has adopted the provisions of this ASU. Any required changes in presentation requirements and disclosures have been included in the Combined Financial Statements beginning with the first quarter of 2012. The adoption of the standard did not have a material effect on NPAMLP’s Combined Results of Operations and Financial Condition.

In December 2011, the FASB issued ASU No. 2011-11 (“ASC Update 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose information about offsetting and related arrangements to enable user of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. NPAMLP is currently evaluating the effect this ASU will have on its financial statements.

Note 14: Subsequent Event

In April 2012, NPAMLP and the owner of the land in Kalamazoo, Michigan leased by NPAMLP, entered into a Ground Lease Termination Agreement to terminate the ground lease covering this property. The lease for the Anchor Tenant at this property expired in February 2010 and NPAMLP had been actively marketing the space since that time. Under the terms of the ground lease, new tenants for this vacancy required NPAMLP to obtain the consent of the ground owner. NPAMLP was unable to obtain the required consent for a prospective tenant and accordingly, entered into the ground lease termination agreement to forestall any further carrying costs of this vacant property. As a result of this transaction, NPAMLP recognized a loss from the disposition of this property of approximately $74. In accordance with the FASB authoritative guidance, NPAMLP recognized this loss as an impairment charge in the first quarter of 2012. The balance of the wraparound mortgage indebtedness, net of discounts, in the amount of $5,715 remains a liability of NPAMLP.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

March 31, 2012

(dollars in thousands)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Net cash provided by operating and used by investing activities for the three-month period ended March 31, 2012 was $5,811 and $189, respectively. The primary sources of cash were operating activities and the sale of investment securities. Net cash used in financing activities was $5,951. The primary uses of cash were $277 in capital improvement to the Philadelphia, Pennsylvania property, the purchase of investment securities of $603 and payments on wraparound mortgages of $5,962. As a result of the above, there was a $329 decrease in cash and cash equivalents for the three months ended March 31, 2012.

As of March 31, 2012, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (3.25% at March 31, 2012), and expires in May 2012. Although there is no assurance that an extension will be granted, NPAMLP anticipates that the NPAMLP Line will be extended by EHD. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of March 31, 2012, there were $194 of advances and $140 of related accrued interest under the NPAMLP Line.

As of March 31, 2012, future minimum lease rentals to be received by NPAMLP under non-cancellable leases through December 31, 2012 were $8,631. As of March 31, 2012, wraparound mortgage principal payment requirements and future minimum lease payments under all non-cancellable ground leases through December 31, 2012 were $5,632, and $713, respectively.

As of March 31, 2012, the third party underlying mortgages were current for all the properties.

As of March 31, 2012, NPAMLP was not obligated for any capital commitments within its property portfolio.

Critical Accounting Policies

There were no significant changes to NPAMLP’s critical accounting policies and estimates during the three-month period ended March 31, 2012.

Results of Operations

NPAMLP owned 23 and 24 properties, respectively, at March 31, 2012 and 2011.

The loss from continuing operations for the three-month period ended March 31, 2012 versus March 31, 2011, decreased by $216. The decrease in the loss from continuing operations was primarily due to a decrease in depreciation, common area maintenance and repairs and maintenance expenses. The decrease in depreciation expense was due to certain properties becoming fully depreciated as of the end of the prior year and the disposition of the property in Seven Hills, Ohio. The decrease in common area expenses was due to a significant reduction in snow removal expenses arising from reduced levels of snowfall in the first quarter. The decrease in repairs and maintenance expenses is due to certain non-recurring costs incurred in the first quarter of 2011 relating to the re-tenanting of the vacant Anchor Tenant space at the property in Kalamazoo, Michigan. (See Note 7. Disposition of Property).

In January 2012, the ground lease on the Seven Hills, Ohio property terminated in accordance with its terms and the buildings were effectively conveyed to the ground owner. As part of this transaction, the ground owner assumed the balance of the underlying indebtedness in the amount of $274, and accordingly NPAMLP reduced the wraparound mortgages payable by the same amount. In addition, NPAMLP was effectively relieved of the related finance lease obligation in the amount of $550. The net book value of the property at the disposal date was $468. As a result of this transaction, NPAMLP recognized a gain from the disposition of this property of approximately $356.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

March 31, 2012

(dollars in thousands)

Factors That May Influence Future Results of Operations

Economic Conditions.     In the United States, recent market and economic conditions have resulted in tighter credit conditions and limited growth through the first quarter of 2012. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Since there are no balloon payments due on the third party underlying mortgages until 2013, NPAMLP has less exposure to these credit conditions. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our tenants and consequently, NPAMLP’s liquidity. If these market conditions continue, they may limit the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

March 31, 2012

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

March 31, 2012

(dollars in thousands)

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the General Partners, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP's financial position, results of operations or liquidity.

In 2005 NPAMLP sold the property in Ardmore, Oklahoma to an unrelated third party. In connection with this sale, NPAMLP accepted a $480 promissory note in consideration of a portion of the sale price. The note was due in October 2010. In October 2010 NPAMLP filed suit to collect the balance due. The obligor of this note challenged the legality of the note and had not made any required payments of principal or interest during the period from September 2010 through February 2012. In March 2012, NPAMLP obtained a judgment against the obligor and subsequently entered into a Settlement Agreement, Forbearance and Release (“Forbearance Agreement”). Under the terms of the Forbearance Agreement, the obligor of this note is to pay the sum of $670, comprised of an initial payment of $150 in March 2012 and twenty-six consecutive monthly payments of $20. Interest accruing at 6% over the twenty-six month payment period is to be paid at the completion of the payment schedule. The initial payment due under the Forbearance Agreement and all scheduled monthly installments due have been received by NPAMLP. NPAMLP will continue to vigorously pursue this matter and expects to ultimately collect the full amount due under the Forbearance Agreement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

March 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Property Analysts Master Limited Partnership
(Registrant)

Date:	May 15, 2012

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name:	Robert McKinney
Title:	President

