Form 10-Q
period 2012-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2012-08-14
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-24816

National Property Analysts Master Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 South Broad Street, Mezzanine
Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐    No    ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2012
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Combined Condensed Financial Statements (Unaudited)

Combined Condensed Balance Sheets - June 30, 2012 and December 31, 2011	1

Combined Condensed Statements of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit
- Three and six months ended June 30, 2012 and 2011	2

Combined Condensed Statements of Cash Flows
- Six months ended June 30, 2012 and 2011	3

Notes to Combined Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	14

Item 4. Controls and Procedures.	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3. Defaults Upon Senior Securities.	15

Item 4. Mine Safety Disclosures.	15

Item 5. Other Information.	15

Item 6. Exhibits.	15

SIGNATURES

Signatures	16

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Condensed Balance Sheets

(in thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Rental property, at cost:
Land	$6,946	$7,568
Buildings	99,177	107,994
Tenant-in-common property	22,662	22,662
	128,785	138,224
Less: accumulated depreciation	73,644	81,063
Rental property, net	55,141	57,161

Cash and cash equivalents	2,001	897
Restricted cash	149	126
Investment securities available for sale, at market	-	1,441
Tenant accounts receivable, net of allowance of $30 as of June 30, 2012 and December 31, 2011, respectively	203	85
Unbilled rent receivable	1,247	1,259
Accounts receivable and other assets, net (1)	87	399

Total assets	$58,828	$61,368

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$132,395	$140,491
Less: unamortized discount based on imputed interest rate of 12% (1)	19,405	25,794

Wraparound mortgages payable less unamortized discount (1)	112,990	114,697

Due to NPAEP (1)	3,401	3,379
Other borrowings (1)	194	194
Accounts payable and other liabilities (1)	3,681	3,420
Deferred revenue	4,124	195
Finance lease obligation	700	1,750

Total liabilities	125,090	123,635

Partners' deficit	(66,262)	(62,267)

Total liabilities and partners' deficit	$58,828	$61,368

(1) See Note 3: Related Party Transactions.

See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

 (a limited partnership)

Combined Condensed Statements of Operations, Comprehensive Income (Loss) and Changes in Partners' Deficit (unaudited)

 (in thousands, except per-unit data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income:
Rental income	$2,960	$3,023	$5,884	$6,020
Other charges to tenants	649	766	1,355	1,626
Interest and dividend income	12	21	20	48
Total income	3,621	3,810	7,259	7,694

Operating expenses:
Interest expense (1)	3,319	3,172	6,652	6,351
Real estate taxes	697	756	1,385	1,519
Management fees (1)	133	135	267	261
Common area maintenance expenses	383	346	709	884
Ground rent (1)	188	195	375	393
Repairs and maintenance	13	110	49	157
General and administrative (1)	149	137	287	276
Depreciation	695	975	1,390	1,950
Amortization	12	5	22	23
Total operating expenses	5,589	5,831	11,136	11,814
Operating loss	(1,968)	(2,021)	(3,877)	(4,120)

Other gain (loss):
Realized gains on investment securities	1	56	21	83
Loss from continuing operations	(1,967)	(1,965)	(3,856)	(4,037)

Discontinued operations:
Loss from operations of discontinued components including gain from disposition of property of $356 for the six months ended June 30, 2012	(172)	(242)	(139)	(630)
Net loss	(2,139)	(2,207)	(3,995)	(4,667)

Other comprehensive income (loss):
Net change in unrealized gains on investment securities		(103)		(85)
Comprehensive loss	(2,139)	(2,310)	(3,995)	(4,752)

Partners' deficit:
Beginning of period	(64,123)	(56,644)	(62,267)	(54,202)

End of period	$(66,262)	$(58,954)	$(66,262)	$(58,954)

Loss per unit from continuing operations	$(20.12)	$(20.10)	$(39.45)	$(41.30)
Loss per unit from discontinued operations	(1.76)	(2.48)	(1.42)	(6.44)
Net loss per unit	$(21.88)	$(22.58)	$(40.87)	$(47.74)
Weighted average units outstanding	97,752	97,752	97,752	97,752

(1) See Note 3: Related Party Transactions.

See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Condensed Statements of Cash Flows (unaudited)

(in thousands, except per-unit data)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,995)	$(4,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,417	2,047
Amortization of discount (1)	6,389	6,019
Realized gains on investment securities	(21)	(83)
Impairment of rental property	74
Net gain on disposition of properties	(356)
Change in assets and liabilities
Increase in tenant accounts receivable	(118)	(30)
Decrease in unbilled rent receivable	12	1
Decrease in accounts receivable and other assets (1)	290	34
Increase in accounts payable and other liabilities (1)	261	444
Increase (decrease) in deferred revenue	3,929	(88)
Net cash provided by operating activities	7,882	3,677

Cash flows from investing activities:
Proceeds from disposition of properties	100	-
Improvements to rental property	(515)	(202)
Increase in restricted cash	(23)	(9)
Purchases of investment securities	(607)	(3,758)
Sales of investment securities	2,067	5,291
Net cash provided by investing activities	1,022	1,322

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(7,822)	(4,079)
Increase in due to NPAEP	22	-
Net cash used in financing activities	(7,800)	(4,079)

Increase in cash and cash equivalents	1,104	920

Cash and cash equivalents:
Beginning of period	897	611

End of period	$2,001	$1,531

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$516	$654
Supplemental disclosure of non-cash investing and financing activities:
Reduction of wraparound mortgages related to disposition of property	$274	$-
Reduction in finance lease obligation related to disposition of property	$1,050	$-

(1) See Note 3: Related Party Transactions.

See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

June 30, 2012

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

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (“EBL&S”), which is owned entirely by E&H Properties, Inc (“E&H”), a corporation owned and controlled by Edward B. Lipkin (“Lipkin”), a related party. Management fees are paid exclusively to EBL&S and are included in Management fees in the Combined Condensed Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Accounts receivable and other assets on the Combined Condensed Balance Sheet at June 30, 2012. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (“NPAEP”) holds the Wraparound mortgages payable. Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable. Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H, and controlled by Lipkin. Included within Accounts payable and other liabilities are $2,769 and $2,729 due EBL&S at June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (3.25% at June 30, 2012), and expires in December 2013. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of June 30, 2012, there were $194 of advances and $144 of related accrued interest due under the NPAMLP Line.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

June 30, 2012

(dollars in thousands)

In October 2007, NPAEP acquired from the unrelated third party owners, approximately 82% of the undivided interest in one of the two parcels in Marquette, Michigan that are ground leased by NPAMLP. In the first quarter of 2012, NPAEP acquired 100% of the second parcel and an additional 6% of the undivided interest in the parcel originally acquired in 2007. In April 2012, NPAEP acquired the remaining 12% individual interest of the parcel acquired in 2007. The terms of the ground lease were unchanged. As a result of the purchase, NPAEP receives $32 annually in ground rental payments from NPAMLP.

Note 4: Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). The number of locations, gross leasable area (“GLA”) and percentage of minimum rent for these tenants for the six-month period ended June 30, 2012 and 2011 are detailed in the table below. As of June 30, 2012, Sears had outstanding balances on one of its five locations, totaling $17.  Neither Sun Microsystems nor CVS has outstanding balances due under any leases with NPAMLP at June 30, 2012.

	As of June 30, 2012			As of June 30, 2011
Tenant	No. of Locations	GLA	% of Minimum Rent	No. of Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	27%	1	249,832	26%
Sears	5	497,445	15%	6	619,120	17%
CVS	5	56,770	11%	5	56,770	15%

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

June 30, 2012

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

The Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (2012 through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $109,000. As of June 30, 2012, wraparound mortgage principal payment requirements for the remainder of 2012 were $3,780. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s Managing General Partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP’s Managing General Partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

Note 6: Commitments and Contingencies

In June 2006, NPAMLP and a limited liability company controlled by Lipkin (ARJAX) entered into an agreement with an anchor tenant (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011. In December 2010, the Agreement was further amended extending the Effective Date to February 28, 2014. In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date. To date, ARJAX has remitted $1,400 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant was obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to six other stores leased from NPAMLP. As of June 30, 2012, the anchor tenant has completed the $500 in repairs and improvements required under the Agreement. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX. NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so. Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement.

As of June 30, 2012, NPAMLP was obligated for $356 in capital commitments primarily for tenant improvements at its Marquette, Michigan property.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

June 30, 2012

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

In April 2012, NPAMLP and the owner of the land in Kalamazoo, Michigan leased by NPAMLP, entered into a Ground Lease Termination Agreement to terminate the ground lease covering this property. The lease for the Anchor Tenant at this property expired in February 2010, and NPAMLP had been actively marketing the space since that time. Under the terms of the ground lease, new tenants for this vacancy required NPAMLP to obtain the consent of the ground owner. NPAMLP was unable to obtain the required consent for a prospective tenant and accordingly, entered into the ground lease termination agreement to forestall any further carrying costs of this vacant property. The ground lease termination agreement also provided that the ground owner reimburse NPAMLP $100 for certain property improvement costs. In addition, NPAMLP was effectively relieved of the related finance lease obligation in the amount of $500. As a result of this transaction, NPAMLP recognized a loss from the disposition of this property of approximately $74. In accordance with the FASB authoritative guidance, NPAMLP recognized this loss as an impairment charge in the first quarter of 2012. As a result of the disposition of this property in the second quarter of 2012, this impairment charge is included in loss from operations of discontinued components in the Combined Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit for the six months ended June 30, 2012. The balance of the wraparound mortgage indebtedness, net of discounts, in the amount of $5,715 remains a liability of NPAMLP.

Income or loss from operations of sold properties is reported as discontinued operations in accordance with FASB authoritative guidance. Accordingly, the results of operations of properties disposed of or held for sale are classified as Discontinued operations in the Combined Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit.

Note 8: Deferred Revenue

Under the terms of the respective leases at the Grand Rapids, Michigan and Rockville, Maryland properties, the Anchor Tenant had the option of either refinancing the existing underlying indebtedness or paying it off. In January 2012, the Anchor Tenant elected to satisfy the underlying indebtedness in full on both properties in the approximate amount of $4,121. Accordingly, NPAMLP reduced the wraparound mortgages payable balance on these properties in the same amount. In accordance with the FASB authoritative guidance, NPAMLP recognized deferred revenue, and will be amortizing the balance on a straight line basis to income over the balance of the respective lease terms. The revenue recognized for the three and six month periods ended June 30, 2012 was $85 and $170, respectively. As of June 30, 2012, the balance of deferred revenue for these leases was $3,951.

Note 9: Disclosure of Fair Value of Financial Instruments

In addition to the disclosures in Note 10 for assets which are recorded at fair value, GAAP also requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at June 30, 2012 and December 31, 2011. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

June 30, 2012

(dollars in thousands)

Cash equivalents, receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values due to their short term nature as of June 30, 2012 and December 31, 2011. Investment securities available for sale are carried at fair value and valued based on quoted market prices in an exchange and active markets.  As of June 30 2012, NPAMLP sold its entire portfolio of investment securities available for sale.

In accordance with FASB authoritative guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at June 30, 2012 and December 31, 2011. NPAMLP classifies the fair value of the wraparound mortgages within Level 3 of the valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2012 and December 31, 2011. Although NPAMLP is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Level 2 Fair Value Measurements

There were no Level 2 inputs used in the valuation.

Level 3 Fair Value Measurements

There were no Level 3 inputs used in the valuation.

There were no assets or liabilities measured on a non-recurring basis at June 30, 2012 and December 31, 2011. There were no assets or liabilities measured on a recurring basis at June 30, 2012. Fair value measurements on a recurring basis at December 31, 2011 are as follows.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

June 30, 2012

(dollars in thousands)

		Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Investment Securities:
Exchange traded funds:
US Treasury short term bonds	$752	$752	$-	$-
Mutual funds:
US Treasury short term bonds	689	689	-	-
Investment securities available for sale	$1,441	$1,441	$-	$-

Note 11: Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011 is included in the statement of operations and comprehensive income (loss). Comprehensive income (loss) represents the total of net loss plus the change in unrealized gains (losses) on investment securities classified as available for sale. As of June 30, 2012, the Partnership sold its entire portfolio of investment securities available for sale. As a result, comprehensive loss is equal to the net loss reported for the three and six months ended June 30, 2012.

An analysis of the changes in components of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,		Six months ended June 30,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$1	$159	$21	$(2)
Less: reclassification for realized (loss) gain included in net loss	1	56	21	83
Other comprehensive income (loss)	$-	$103	$-	$(85)

Note 12: Litigation Settlement

In March 2012, NPAMLP entered into an agreement with the buyer of the Ardmore, Oklahoma property in settlement of a past due note receivable. The agreement provides that principal payments aggregating $670, plus interest on unpaid principal at 6% per annum, are due NPAMLP in monthly installments from March 2012 through May 2014. The original promissory note was in the amount of $480, for which NPAMLP recorded $240 as an allowance for doubtful accounts at December 31, 2010. NPAMLP has recorded the additional amount due as a note receivable, and as a result of the obligor’s continued delinquency, a related additional allowance for doubtful accounts in the amount of $190 at June 30, 2012 and December 31, 2011 (See Part II. Other Information, Item 1. Legal Proceedings). Through June 30, 2012 the obligor has made all required payments due under the terms of the agreement. As of June 30, 2012, the outstanding balance due on the note was $10, net of the allowance for doubtful accounts of $430.

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

June 30, 2012

(dollars in thousands)

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

June 30, 2012

(dollars in thousands)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Net cash provided by operating and investing activities for the six-month period ended June 30, 2012 was $7,882 and $1,022, respectively. Net cash used in financing activities was $7,800. As a result of the above, there was a $1,104 increase in cash and cash equivalents for the six months ended June 30, 2012. The primary sources of cash were operating activities and the sale of investment securities of $2,067 to fund recent capital additions and capital commitments. The primary uses of cash were $515 in capital improvements, the purchase of investment securities of $607 and payments on wraparound mortgages of $7,822.

As of June 30, 2012, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (3.25% at June 30, 2012), and expires at the end of December 2013. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of June 30, 2012, there were $194 of advances and $144 of related accrued interest under the NPAMLP Line.

As of June 30, 2012, future minimum lease rentals to be received by NPAMLP under non-cancellable leases through December 31, 2012 were $4,318. As of June 30, 2012, wraparound mortgage principal payment requirements and future minimum lease payments under all non-cancellable ground leases through December 31, 2012 were $3,780, and $475, respectively. Pursuant to the terms of the Future Interest Agreement (See Note 5), the balloon payments due on the wraparound mortgages at December 31, 2013 will be satisfied by conveying the fee and leasehold interests of NPAMLP to the holder of the wraparound mortgages.

As of June 30, 2012, the third party underlying mortgages were current for all the properties

As of June 30, 2012, NPAMLP was obligated for $356 in capital commitments primarily for tenant improvements.

Critical Accounting Policies

There were no significant changes to NPAMLP’s critical accounting policies and estimates during the six-month period ended June 30, 2012.

Results of Operations

NPAMLP owned 22 and 24 properties, respectively, at June 30, 2012 and 2011.

The loss from continuing operations for the three and six-month periods ended June 30, 2012 versus June 30, 2011, increased by $2 and decreased by $181, respectively. The decrease in the loss from continuing operations for the six month period ending June 30, 2012 versus June 30, 2011 was primarily due to decreases in depreciation expense, common area maintenance expenses and repairs and maintenance. These decreases were partially offset by an increase in interest expense and lower realized gains on sales of investment securities. The decrease in depreciation expense was due to certain properties becoming fully depreciated as of the end of the prior year and the disposition of the property in Seven Hills, Ohio. The decrease in common area expenses was due to significantly lower snow removal expenses. The increase in interest expense for the three and six-month periods ended June 30, 2012 versus June 30, 2011 was $147 and $301, respectively, and is consistent with an increase in the balance of the wraparound mortgages, net of the unamortized discount, as the amortization of the discount was greater than the principal reduction on wraparound mortgages payable for the three and six-month periods ended June 30, 2012. The decrease in repairs and maintenance expenses is due to certain non-recurring costs incurred in the first quarter of 2011 relating to the vacant Anchor Tenant space at the property in Kalamazoo, Michigan. (See Note 7. Disposition of Property).

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

June 30, 2012

(dollars in thousands)

In April 2012, NPAMLP and the owner of the land in Kalamazoo, Michigan leased by NPAMLP, entered into a Ground Lease Termination Agreement to terminate the ground lease covering this property. The lease for the Anchor Tenant at this property expired in February 2010, and NPAMLP had been actively marketing the space since that time. Under the terms of the ground lease, new tenants for this vacancy required NPAMLP to obtain the consent of the ground owner. NPAMLP was unable to obtain the required consent for a prospective tenant and accordingly, entered into the ground lease termination agreement to forestall any further carrying costs of this vacant property. The ground lease termination agreement also provided that the ground owner reimburse NPAMLP $100 for certain property improvement costs. In addition, NPAMLP was effectively relieved of the related finance lease obligation in the amount of $500. As a result of this transaction, NPAMLP recognized a loss from the disposition of this property of approximately $74. In accordance with the FASB authoritative guidance, NPAMLP recognized this loss as an impairment charge in the first quarter of 2012. As a result of the disposition of this property in the second quarter of 2012, this impairment charge is included in loss from operations of discontinued components in the Combined Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit for the six months ended June 30, 2012.

Income or loss from operations of the two properties that were disposed of during the six months ended June 30, 2012 (Seven Hills, Ohio and Kalamazoo, Michigan) are classified as part of discontinued operations within the Combined Statements of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit for the three and six month periods ended June 30, 2012 and 2011.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

June 30, 2012

(dollars in thousands)

Factors That May Influence Future Results of Operations

Economic Conditions.     In the United States, recent market and economic conditions have resulted in tighter credit conditions and limited growth through the second quarter of 2012. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Since there are no balloon payments due on the third party underlying mortgages until 2013, NPAMLP has less exposure to these credit conditions. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our tenants and consequently, NPAMLP’s liquidity. If these market conditions continue, they may limit the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. Management does not intend to update these forward-looking statements, except as required by law. In accordance with the provisions of the federal securities laws, we are making the limited partners aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and any exhibits hereto or thereto. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which NPAMLP may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; the ability to attract and retain tenants at market rates; interest rates and cost of borrowing; management’s ability to maintain and improve cost efficiency of operations; changes in economic conditions, political conditions, and other factors that are set forth in the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

June 30, 2012

(dollars in thousands)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

NPAMLP’s managing general partner, equity general partner and its agent’s chief financial officer, after evaluating the effectiveness of the design and operation of NPAMLP’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that NPAMLP’s disclosure controls and procedures were effective for the six-month period ending June 30, 2012. Disclosure controls and procedures ensure that information to be disclosed in reports that the NPAMLP files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensure that information required to be disclosed in the reports that NPAMLP files or submits under the Exchange Act is accumulated and communicated to  NPAMLP's management, including its managing general partner, equity general partner and its agent's chief financial officer, to allow timely decisions regarding required disclosure.

There were no changes in NPAMLP’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during NPAMLP’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, NPAMLP’s internal control over financial reporting.

PART II - OTHER INFORMATION

(dollars in thousands)

Item 1. Legal Proceedings

NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the General Partners, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP's financial position, results of operations or liquidity.

In 2005 NPAMLP sold the property in Ardmore, Oklahoma to an unrelated third party. In connection with this sale, NPAMLP accepted a $480 promissory note in consideration of a portion of the sale price. The note was due in October 2010. In October 2010 NPAMLP filed suit to collect the balance due. The obligor of this note challenged the legality of the note and did not make any required payments of principal or interest during the period from September 2010 through February 2012. In March 2012, NPAMLP obtained a judgment against the obligor and subsequently entered into a Settlement Agreement, Forbearance and Release (“Forbearance Agreement”). Under the terms of the Forbearance Agreement, the obligor of this note is to pay the sum of $670, comprised of an initial payment of $150 in March 2012 and twenty-six consecutive monthly payments of $20. Interest accruing at 6% per annum over the twenty-six month payment period is to be paid at the completion of the payment schedule. The initial payment due under the Forbearance Agreement and all scheduled monthly installments due have been received by NPAMLP through June 30, 2012.

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

National Property Analysts Master Limited Partnership
(Registrant)

Date:	August 14, 2012

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name:	Robert McKinney
Title:	President

