Form 10-Q
period 2012-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2012-11-14
CIK 926843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission file number:	000-24816

National Property Analysts Master Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 South Broad Street, Mezzanine
Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2012
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Combined Condensed Financial Statements (Unaudited)

Combined Condensed Balance Sheets - September 30, 2012 and December 31, 2011	3

Combined Condensed Statements of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit - Three and nine months ended September 30, 2012 and 2011	4

Combined Condensed Statements of Cash Flows - Nine months ended September 30, 2012 and 2011	5

Notes to Combined Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	16

Item 4. Controls and Procedures.	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3. Defaults Upon Senior Securities.	17

Item 4. Mine Safety Disclosures.	17

Item 5. Other Information.	17

Item 6. Exhibits.	17

SIGNATURES

Signatures	18

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Condensed Balance Sheets

(in thousands)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Rental property, at cost:
Land	$6,946	$7,568
Buildings	99,594	107,994
Tenant-in-common property	22,662	22,662
	129,202	138,224
Less: accumulated depreciation	74,269	81,063
Rental property, net	54,933	57,161

Cash and cash equivalents	2,009	897
Restricted cash	88	126
Investment securities available for sale, at market	-	1,441
Tenant accounts receivable, net of allowance of $30 as of September 30, 2012 and December 31, 2011, respectively	244	85
Unbilled rent receivable	1,245	1,259
Other assets, net (1)	67	399

Total assets	$58,586	$61,368

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$130,509	$140,491
Less: unamortized discount based on imputed interest rate of 12% (1)	16,211	25,794

Wraparound mortgages payable less unamortized discount (1)	114,298	114,697

Due to NPAEP (1)	3,412	3,379
Other borrowings (1)	610	194
Accounts payable and other liabilities (1)	3,440	3,420
Deferred revenue	4,231	195
Finance lease obligation	700	1,750

Total liabilities	126,691	123,635

Partners' deficit	(68,105)	(62,267)

Total liabilities and partners' deficit	$58,586	$61,368

(1) See Note 3: Related Party Transactions.

See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Condensed Statements of Operations, Comprehensive Income (Loss) and Changes in Partners' Deficit (unaudited)

(in thousands, except per-unit data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income:
Rental income	$2,971	$3,008	$8,855	$9,028
Other charges to tenants	684	766	2,039	2,392
Interest and dividend income	-	9	20	57
Total income	3,655	3,783	10,914	11,477

Operating expenses:
Interest expense (1)	3,343	3,208	9,995	9,559
Real estate taxes	656	752	2,041	2,271
Management fees (1)	115	133	382	394
Common area maintenance expenses	274	261	983	1,145
Ground rent (1)	187	190	562	583
Repairs and maintenance	65	84	114	241
General and administrative (1)	54	60	341	336
Depreciation	625	975	2,015	2,925
Amortization	9	5	31	28
Total operating expenses	5,328	5,668	16,464	17,482
Operating loss	(1,673)	(1,885)	(5,550)	(6,005)

Other gain (loss):
Realized gains on investment securities	-	12	21	95
Loss from continuing operations	(1,673)	(1,873)	(5,529)	(5,910)

Discontinued operations:
Loss from operations of discontinued components including gain from disposition of property of $356 for the nine months ended September 30, 2012	(170)	(280)	(309)	(910)
Net loss	(1,843)	(2,153)	(5,838)	(6,820)

Other comprehensive income (loss):
Net change in unrealized gains on investment securities	-	(101)	-	(186)
Comprehensive loss	(1,843)	(2,254)	(5,838)	(7,006)

Partners' deficit:
Beginning of period	(66,262)	(58,954)	(62,267)	(54,202)

End of period	$(68,105)	$(61,208)	$(68,105)	$(61,208)

Loss per unit from continuing operations	$(17.11)	$(19.16)	$(56.56)	$(60.46)
Loss per unit from discontinued operations	(1.74)	(2.86)	(3.16)	(9.30)
Net loss per unit	$(18.85)	$(22.02)	$(59.72)	$(69.76)
Weighted average units outstanding	97,752	97,752	97,752	97,752

(1) See Note 3: Related Party Transactions. See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP (a limited partnership) Combined Condensed Statements of Cash Flows (unaudited) (in thousands, except per-unit data)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:

Net loss	$(5,838)	$(6,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,051	3,064
Amortization of discount (1)	9,583	9,036
Realized gains on investment securities	(21)	(95)
Impairment of rental property	74	-
Net gain on disposition of properties	(356)	-
Change in assets and liabilities
(Increase) decrease in tenant accounts receivable	(159)	28
Decrease in unbilled rent receivable	14	1
(Increase) decrease in other assets (1)	301	(17)
Increase in accounts payable and other liabilities (1)	20	298
Increase (decrease) in deferred revenue	4,036	(98)
Net cash provided by operating activities	9,705	5,397

Cash flows from investing activities:
Proceeds from disposition of properties	100	-
Improvements to rental property	(932)	(565)
Decrease (increase) in restricted cash	38	(74)
Purchases of investment securities	(607)	(4,831)
Sales of investment securities	2,067	6,070
Net cash provided by investing activities	666	600

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(9,708)	(6,163)
Increase in other borrowings	416	-
Increase in due to NPAEP	33	22
Net cash used in financing activities	(9,259)	(6,141)

Increase (decrease) in cash and cash equivalents	1,112	(144)

Cash and cash equivalents:
Beginning of period	897	611

End of period	$2,009	$467

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$756	$958
Supplemental disclosure of non-cash investing and financing activities:
Reduction of wraparound mortgages related to disposition of property	$274	$-
Reduction in finance lease obligation related to disposition of property	$1,050	$-
(1) See Note 3: Related Party Transactions. See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

September 30, 2012

(dollars in thousands)

Note 1:  Basis of Presentation

The accompanying unaudited Combined Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although NPAMLP believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These Combined Condensed Financial Statements should be read in conjunction with the Combined Financial Statements and notes thereto filed with our Form 10-K for the year ended December 31, 2011. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2012.

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

Note 3:   Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (“EBL&S”), which is owned entirely by E&H Properties, Inc (“E&H”), a corporation owned and controlled by Edward B. Lipkin (“Lipkin”), a related party. Management fees are paid exclusively to EBL&S and are included in Management fees in the Combined Condensed Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in other assets on the Combined Condensed Balance Sheets at September 30, 2012 and December 31, 2011. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (“NPAEP”) holds the Wraparound mortgages debt. Lipkin controls NPAEP. Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H, and controlled by Lipkin. Included within Accounts payable and other liabilities are $2,794 and $2,729 due EBL&S at September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (3.25% at September 30, 2012), and expires in December 2013. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. During the third quarter of 2012, EHD advanced $416 under the NPAMLP Line to fund the tenant improvements at the Marquette, Michigan property. As of September 30, 2012, there were $610 of advances and $146 of related accrued interest due under the NPAMLP Line.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

September 30, 2012

(dollars in thousands)

NPAEP owns two parcels in Marquette, Michigan that are ground leased by NPAMLP. NPAMLP’s annual obligations under these leases is $32.

Note 4:   Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). The number of locations, gross leasable area (“GLA”) and percentage of minimum rent for these tenants for the nine-month period ended September 30, 2012 and 2011 are detailed in the table below. As of September 30, 2012, Sears had outstanding balances on one of its five locations, totaling $10. Neither Sun Microsystems nor CVS had outstanding balances due under any leases with NPAMLP at September 30, 2012.

	As of September 30, 2012			As of September 30, 2011
Tenant	No. of Locations	GLA	% of Minimum Rent	No. of Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	28%	1	249,832	26%
Sears	5	497,445	15%	6	619,120	17%
CVS	5	56,770	10%	5	56,770	15%

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

September 30, 2012

(dollars in thousands)

The Managing General Partner believes that the execution of the 2003 Agreement had the following effects for NPAMLP as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and the PVPG Wrap Notes (i) NPAMLP realized reductions in interest that it otherwise would have been obligated to pay during the period between January 1, 2003 and September 30, 2012 and (ii) NPAMLP has been able to allocate a greater portion of its available cash flow to principal repayments. As a result of the faster repayment of principal, the Limited Partners will recognize additional taxable income (or smaller tax losses) in each year from 2003 until the maturity of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages. In addition, the anticipated date of dissolution of NPAMLP will now occur in 2013 rather than 2015. Further, because the reduced interest rate is below the Applicable Federal Rate (“AFR”) prescribed under Section 1274, Internal Revenue Code of 1986, as amended, investors in certain Partnerships recognized non-recurring ordinary income (forgiveness of indebtedness) in 2003. The tax impact of this recognition depended upon numerous factors related to each investor’s particular tax situation, including his marginal tax rate and his suspended passive losses from prior years.

The Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (October 1, 2012 through December 31, 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $108,000. As of September 30, 2012, wraparound mortgage principal payment requirements for the remainder of 2012 are $1,894. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s Managing General Partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP’s Managing General Partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP or PVPG, as the case may be. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement has preserved all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

Note 6:  Commitments and Contingencies

In June 2006, NPAMLP and a limited liability company controlled by Lipkin (ARJAX) entered into an agreement with an anchor tenant (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011. In December 2010, the Agreement was further amended extending the Effective Date to February 28, 2014. In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date. To date, ARJAX has remitted $1,400 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant was obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to six other stores leased from NPAMLP. As of September 30, 2012, the anchor tenant has completed the $500 in repairs and improvements required under the Agreement. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX. NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so. Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

September 30, 2012

(dollars in thousands)

As of September 30, 2012, NPAMLP was obligated for $67 in capital commitments primarily for tenant improvements at its Marquette, Michigan property.

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

In April 2012, NPAMLP and the owner of the land in Kalamazoo, Michigan leased by NPAMLP, entered into an agreement to terminate the ground lease covering this property. The lease for the Anchor Tenant at this property expired in February 2010, and NPAMLP had been actively marketing the space since that time. Under the terms of the ground lease, new tenants for this vacancy required NPAMLP to obtain the consent of the ground owner. NPAMLP was unable to obtain the required consent for a prospective tenant and accordingly, entered into the ground lease termination agreement to forestall any further carrying costs of this vacant property. The ground lease termination agreement also provided that the ground owner reimburse NPAMLP $100 for certain property improvement costs. In addition, NPAMLP was effectively relieved of the related finance lease obligation in the amount of $500. As a result of this transaction, NPAMLP recognized a loss from the disposition of this property of approximately $74. In accordance with the FASB authoritative guidance, NPAMLP recognized this loss as an impairment charge in the first quarter of 2012. As a result of the disposition of this property in the second quarter of 2012, this impairment charge is included in loss from discontinued operations in the Combined Condensed Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit for the nine months ended September 30, 2012. The balance of the wraparound mortgage indebtedness, net of discounts, in the amount of $6,048 remains a liability of NPAMLP.

Income or loss from operations of sold properties is reported as discontinued operations in accordance with FASB authoritative guidance. Accordingly, the results of operations of properties disposed of or held for sale are classified as Discontinued operations in the Combined Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit.

Note 8:   Deferred Revenue

Under the terms of the respective leases at the Grand Rapids, Michigan and Rockville, Maryland properties, the anchor tenant had the option of either refinancing the existing underlying indebtedness or paying it off. In January 2012, the Anchor Tenant elected to satisfy the underlying indebtedness in full on both properties in the approximate amount of $4,121. Accordingly, NPAMLP reduced the wraparound mortgages payable balance on these properties in the same amount. In accordance with the FASB authoritative guidance, NPAMLP recognized deferred revenue, and will be amortizing the balance on a straight line basis to income over the balance of the respective lease terms. The revenue recognized for the three and nine month periods ended September 30, 2012 was $85 and $255, respectively. As of September 30, 2012, the balance of deferred revenue for these leases was $3,866.

Note 9:   Disclosure of Fair Value of Financial Instruments

In addition to the disclosures in Note 10 for assets which are recorded at fair value, GAAP also requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at September 30, 2012 and December 31, 2011. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

September 30, 2012

(dollars in thousands)

Cash equivalents, receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values due to their short term nature as of September 30, 2012 and December 31, 2011. Investment securities available for sale are carried at fair value and valued based on quoted market prices in an exchange and active markets. During the nine month period ended September 30, 2012, NPAMLP sold its entire portfolio of investment securities.

In accordance with FASB authoritative guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at September 30, 2012 and December 31, 2011. NPAMLP classifies the fair value of the wraparound mortgages within Level 3 of the valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2012 and December 31, 2011. Although NPAMLP is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.

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

There were no assets or liabilities measured on a non-recurring basis at September 30, 2012 and December 31, 2011. There were no assets or liabilities measured on a recurring basis at September 30, 2012. Fair value measurements on a recurring basis at December 31, 2011 are as follows.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

September 30, 2012

(dollars in thousands)

		Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Investment Securities:
Exchange traded funds:
US Treasury short term bonds	$752	$752	$-	$-
Mutual funds:
US Treasury short term bonds	689	689	-	-

Investment securities available for sale	$1,441	$1,441	$-	$-

Note 11:   Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 is included in the statement of operations and comprehensive income (loss). Comprehensive income (loss) represents the total of net loss plus the change in unrealized gains (losses) on investment securities classified as available for sale. As of September 30, 2012, the Partnership sold its entire portfolio of investment securities available for sale.  As a result, comprehensive loss is equal to the net loss reported for the three and nine months ended September 30, 2012.

An analysis of the changes in components of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2012 and 2011 is as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Other comprehensive income (loss):

Unrealized gain (loss) on investment securities	$-	$(89)	$21	$(91)
Less: reclassification for realized (loss) gain included in net loss	-	12	21	95

Other comprehensive income (loss)	$-	$(101)	$-	$(186)

Note 12:   Litigation Settlement

In March 2012, NPAMLP entered into an agreement with the buyer of the Ardmore, Oklahoma property in settlement of a past due note receivable. The agreement provides that principal payments aggregating $670, plus interest on unpaid principal at 6% per annum, are due NPAMLP in monthly installments from March 2012 through May 2014. The original promissory note was in the amount of $480, for which NPAMLP recorded $240 as an allowance for doubtful accounts at December 31, 2010. NPAMLP has recorded the additional amount due as a note receivable, and as a result of the buyer’s continued delinquency, a related additional allowance for doubtful accounts in the amount of $190 at September 30, 2012 and December 31, 2011 (See Part II. Other Information, Item 1. Legal Proceedings). Through September 30, 2012 the buyer has made all required payments due under the terms of the agreement whereby the outstanding balance due on the note at September 30, 2012, net of the allowance for doubtful accounts of $430, has been reduced to $0 and a bad debt recovery of $29 has been included as a reduction of general and administrative expenses in the Combined Condensed Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit for the nine months ended September 30, 2012.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

September 30, 2012

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

In September 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The amendments to Topic 220 (Comprehensive Income) eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05," to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 are effective for the first interim and annual periods beginning after December 15, 2011. NPAMLP has adopted the provisions of this ASU. Any required changes in presentation requirements and disclosures have been included in the Combined Financial Statements beginning with the first quarter of 2012. The adoption of the standard did not have a material effect on NPAMLP’s Combined Results of Operations and Financial Condition.

In October 2012, the FASB issued ASU No. 2012-04 (“ASC Update 2012-04), Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments in this ASU that will not have transition guidance are effective upon issuance of the ASU, which is the fourth quarter of 2012. The amendments that are subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. NPAMLP does not anticipate any impact on its financial statements as a result of the adoption of this ASU.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

September 30, 2012

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

Liquidity and Capital Resources

Net cash provided by operating and investing activities for the nine-month period ended September 30, 2012 was $9,705 and $666, respectively. Net cash used in financing activities was $9,259. As a result of the above, there was a $1,112 increase in cash and cash equivalents for the nine months ended September 30, 2012. The primary sources of cash were operating activities, the sale of investment securities of $2,067 and additional borrowing under the NPAMLP Line (see below) to fund recent capital additions and capital commitments. The primary uses of cash were $932 in capital improvements, the purchase of investment securities of $607 and payments on wraparound mortgages of $9,708.

As of September 30, 2012, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (3.25% at September 30, 2012), and expires at the end of December 2013. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of September 30, 2012, there were $610 of advances and $146 of related accrued interest under the NPAMLP Line.

As of September 30, 2012, future minimum lease rentals to be received by NPAMLP under non-cancellable leases through NPAMLP’s dissolution on December 31, 2013 are $11,301. As of September 30, 2012, wraparound mortgage principal payment requirements and future minimum lease payments under all non-cancellable ground leases through December 31, 2012 were $1,894, and $238, respectively. Pursuant to the terms of the Future Interest Agreement (See Note 5), the balloon payments due on the wraparound mortgages at December 31, 2013 will be satisfied by conveying the fee and leasehold interests of NPAMLP to the holder of the wraparound mortgages.

As of September 30, 2012, the third party underlying mortgages were current for all the properties

As of September 30, 2012, NPAMLP was obligated for $67 in capital commitments primarily for tenant improvements.

Critical Accounting Policies

There were no significant changes to NPAMLP’s critical accounting policies and estimates during the nine-month period ended September 30, 2012.

Results of Operations

NPAMLP owned 22 and 24 properties, respectively, at September 30, 2012 and 2011.

The loss from continuing operations for the three and nine-month periods ended September 30, 2012 versus September 30, 2011, decreased by $200 and $381, respectively. The decrease in the loss from continuing operations for the nine month period ending September 30, 2012 versus September 30, 2011 was primarily due to decreases in depreciation expense, common area maintenance expenses and repairs and maintenance. These decreases were partially offset by an increase in interest expense and lower realized gains on sales of investment securities. The decrease in depreciation expense was due to certain properties becoming fully depreciated as of the end of the prior year and the disposition of the properties in Seven Hills, Ohio and Kalamazoo, Michigan. The decrease in common area expenses was due to significantly lower snow removal expenses. The increase in interest expense for the three and nine-month periods ended September 30, 2012 versus September 30, 2011 was $135 and $436, respectively, and is consistent with an increase in the balance of the wraparound mortgages, net of the unamortized discount, as the amortization of the discount was greater than the principal reduction on wraparound mortgages payable for the three and nine-month periods ended September 30, 2012. The decrease in repairs and maintenance expenses is due to certain non-recurring costs incurred in the first quarter of 2011 relating to the vacant Anchor Tenant space at the property in Kalamazoo, Michigan. (See Note 7. Disposition of Property).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

September 30, 2012

(dollars in thousands)

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

In April 2012, NPAMLP and the owner of the land in Kalamazoo, Michigan leased by NPAMLP, entered into an agreement to terminate the ground lease covering this property. The lease for the Anchor Tenant at this property expired in February 2010, and NPAMLP had been actively marketing the space since that time. Under the terms of the ground lease, new tenants for this vacancy required NPAMLP to obtain the consent of the ground owner. NPAMLP was unable to obtain the required consent for a prospective tenant and accordingly, entered into the ground lease termination agreement to forestall any further carrying costs of this vacant property. The ground lease termination agreement also provided that the ground owner reimburse NPAMLP $100 for certain property improvement costs. In addition, NPAMLP was effectively relieved of the related finance lease obligation in the amount of $500. As a result of this transaction, NPAMLP recognized a loss from the disposition of this property of approximately $74. In accordance with the FASB authoritative guidance, NPAMLP recognized this loss as an impairment charge in the first quarter of 2012. As a result of the disposition of this property in the second quarter of 2012, this impairment charge is included in loss from operations of discontinued components in the Combined Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit for the nine months ended September 30, 2012.

Income or loss from operations of the two properties that were disposed of during the nine months ended September 30, 2012 (Seven Hills, Ohio and Kalamazoo, Michigan) are classified as part of discontinued operations within the Combined Statements of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit for the three and nine month periods ended September 30, 2012 and 2011.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

September 30, 2012

(dollars in thousands)

Factors That May Influence Future Results of Operations

Economic Conditions.     In the United States, recent market and economic conditions have resulted in tighter credit conditions and limited growth through the third quarter of 2012. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Since there are no balloon payments due on the third party underlying mortgages until 2013, NPAMLP has less exposure to these credit conditions. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our tenants and consequently, NPAMLP’s liquidity. If these market conditions continue, they may limit the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

September 30, 2012

(dollars in thousands)

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

NPAMLP’s managing general partner, equity general partner and its agent’s chief financial officer, after evaluating the effectiveness of the design and operation of NPAMLP’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that NPAMLP’s disclosure controls and procedures were effective for the nine-month period ending September 30, 2012. Disclosure controls and procedures ensure that information to be disclosed in reports that the NPAMLP files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensure that information required to be disclosed in the reports that NPAMLP files or submits under the Exchange Act is accumulated and communicated to  NPAMLP's management, including its managing general partner, equity general partner and its agent's chief financial officer, to allow timely decisions regarding required disclosure.

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

In 2005 NPAMLP sold the property in Ardmore, Oklahoma to an unrelated third party. In connection with this sale, NPAMLP accepted a $480 promissory note in consideration of a portion of the sale price. The note was due in October 2010. In October 2010 NPAMLP filed suit to collect the balance due. The obligor of this note challenged the legality of the note and did not make any required payments of principal or interest during the period from September 2010 through February 2012. In March 2012, NPAMLP obtained a judgment against the obligor and subsequently entered into a Settlement Agreement, Forbearance and Release (“Forbearance Agreement”). Under the terms of the Forbearance Agreement, the obligor of this note is to pay the sum of $670, comprised of an initial payment of $150 in March 2012 and twenty-six consecutive monthly payments of $20. Interest accruing at 6% per annum over the twenty-six month payment period is to be paid at the completion of the payment schedule. The initial payment due under the Forbearance Agreement and all scheduled monthly installments due have been received by NPAMLP through September 30, 2012.

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

National Property Analysts Master Limited Partnership
(Registrant)

Date:	November 14, 2012

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name:	Robert McKinney
Title:	President

