Form 10-K
period 2012-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2013-04-01
CIK 926843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	000-24816

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of	(IRS Employer Identification No.)
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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

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

C. The Properties and Indebtedness Secured by the Properties

NPAMLP owns 22 properties, inclusive of tenant-in-common (“TIC”) interests, as of December 31, 2012, which consist primarily of shopping centers and free standing, single tenant retail stores (the “Properties”). The Properties are subject to certain indebtedness, which was incurred in connection with the acquisition of the Properties by the Partnerships. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

D. NPAMLP Objectives and Policies

NPAMLP intends to hold the Properties until such time as it is deemed prudent to dispose of the Properties. However, the Partnership in accordance with the terms of the Partnership Agreement is expected to dissolve on December 31, 2013. See further discussion under “II. NPAMLP Objectives and Policies”, below; see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement.”

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

NPAMLP may not acquire additional properties. However, at the Managing General Partner's discretion, NPAMLP may, in appropriate circumstances, exchange Properties for new properties in transactions structured to be non-taxable events in whole or in substantial part under Section 1031 of the Internal Revenue Code, and the proceeds of an involuntary conversion may be invested in property in transactions structured to be non-taxable in whole or in part under Section 1033 of the Internal Revenue Code.

B. Competition for Tenants

NPAMLP's Properties consist primarily of shopping centers and freestanding, single tenant retail stores located in 14 states. Of the 22 properties owned by NPAMLP at December 31, 2012, 13 properties have only 1 or 2 tenants (“Single Tenant Properties”). The tenants in the Single Tenant Properties are primarily national retailers or supermarkets (“Anchor Tenants”). The 9 remaining properties are multi-tenant shopping center properties (“Shopping Center Properties”). The tenants in the Shopping Center Properties generally include Anchor Tenants and a variety of tenants occupying less substantial portions of the property (“Local Tenants”).

1. Anchor Tenants

The Anchor Tenant leases at lease inception are usually for 15 to 25 years. At December 31, 2012, NPAMLP had 24,267 square feet, or approximately 1% of its total gross leasable area, of vacant Anchor Tenant spaces. The Anchor Tenant leases are at various stages of maturity. Upon expiration of the initial lease term, renewal options are usually available to the Anchor Tenants. See "Item 2. Properties." The high concentration of minimum rent received from Anchor Tenants under the terms of long term leases generally provide NPAMLP with protection against a significant reduction in rental income; however, this also restricts the growth opportunity for NPAMLP.

NPAMLP's primary Anchor Tenants are Sun Microsystems, Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”), which in 2012 accounted for approximately 28%, 15% and 10%, respectively, of the rental income received by NPAMLP. As of December 31, 2012, NPAMLP had 1 lease with Sun Microsystems for approximately 250,000 square feet. The rent per square foot for the Sun Microsystems lease as of December 31, 2012, was $54.17. As of December 31, 2012, no balance was due from Sun Microsystems under its lease. As of December 31, 2012, NPAMLP had 5 leases with Sears aggregating approximately 497,445 square feet. NPAMLP’s average rent per square foot for all of the Sears leases as of December 31, 2012, was $3.48. As of December 31, 2012, there was $50,000 due from Sears under two of its leases. As of December 31, 2012, NPAMLP had 5 leases with CVS aggregating approximately 57,000 square feet. NPAMLP’s average rent per square foot for all of the CVS leases as of December 31, 2012, was $21.56. As of December 31, 2012, there was no balance due from CVS under any of its leases.

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

The NPAMLP Properties' occupancy rate for Local Tenant space is 80% at December 31, 2012. The lease terms for Local Tenant space typically range from 1 to 3 years. The competitive conditions applicable to Local Tenant space vary from Property to Property. However, as a general matter, it can be said that the market for Local Tenant space is highly competitive and, with respect to NPAMLP Properties, is typically a function of NPAMLP's rental rates as compared to the local market. However, in instances where a multi-tenant Property has Anchor Tenant space and the Anchor Tenant space is vacant (at December 31, 2012, one Shopping Center Property had Anchor Tenant space which is vacant), the vacancy in the Anchor Tenant space makes the rental of the Local Tenant space more difficult.

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

“Threshold Amount” shall mean payments on the Wrap Mortgages generated by Proceeds of Sales of the Properties in an amount equal to $45,000,000 in excess of the Third Party Underlying Obligations as of January 1, 1990 secured by such Properties. As of December 31, 2012, approximately $36,602,000 had been applied in reduction of the Threshold Amount.

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

Item 1 (A). Risk Factors

Not applicable

Item 1 (B). Unresolved Staff Comments

None

Item 2. Properties

NPAMLP's Properties consist primarily of shopping centers and freestanding, single tenant retail stores. As of December 31, 2012, NPAMLP owned and operated 22 Properties located in 14 states, with 59% of the Properties being Single Tenant Properties and 41% being Shopping Center Properties.

Set forth below are schedules providing information with respect to the Properties and the indebtedness secured by the Properties. Schedule 1 provides a description of the Properties and certain tenant information. Schedule 2 provides certain information regarding tenant lease expirations through the expected termination of NPAMLP on December 31, 2013. Schedule 3 provides information regarding the Third Party Underlying Obligations secured by the Properties.

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

Schedule 1

Description of Property Tenant Information

			Total	Average
Property	Total	Occupancy	Minimum	Rent
Location	GLA (a)	Rate	Rent (b)	PSF (c)

Cottage Grove, MN	111,984	84.0%	$855,371	$9.09
Dunmore, PA	26,475	100.0%	78,696	2.97
East Haven, CT	52,852	60.4%	350,498	10.97
Federal Way, WA	37,560	100.0%	45,000	1.20
Grand Rapids, MI	10,880	100.0%	143,310	13.17
Huntsville, AL	104,000	100.0%	244,400	2.35
Independence, MO	134,634	96.3%	352,434	2.87
Lake Mary, FL	107,400	100.0%	912,900	8.50
Lawnside, NJ	102,552	100.0%	558,409	5.45
Lawndale, CA	14,813	100.0%	324,024	21.87
Marquette, MI	248,256	92.2%	1,408,899	6.22
Maryville, MO	35,179	100.0%	135,326	3.85
North Augusta, SC	109,134	100.0%	120,000	1.10
O' Fallon, MO	91,061	97.8%	346,615	3.81
Oak Lawn, IL	159,233	100.0%	1,116,834	7.01
Philadelphia, PA	128,006	100.0%	506,500	3.96
Painesville, OH	10,125	100.0%	188,777	18.64
Rockville, MD (d)	10,880	100.0%	197,757	18.18
San Jose, CA (e)	249,832	100.0%	3,234,303	54.17
Taylorville, IL	43,127	100.0%	214,879	4.98
Urbana, IL	55,531	18.8%	67,225	6.42
Waverly, OH	8,834	100.0%	80,396	9.10

(a)	Gross Leasable Area.
(b)	Based on leases in effect as of December 31, 2012.
(c)	Based on occupied space.
(d)	NPAMLP owns an 82% interest in this property. Minimum rent amount reflects NPAMLP’s percentage ownership.
(e)	NPAMLP owns a 23.9% tenant-in-common interest in this property. Minimum rent amount reflects NPAMLP’s percentage ownership.

Schedule 1, Continued

Description of Property Tenant Information

Major Tenant Information

					Remaining
Property			Annual	Lease	Tenant
Location	Major Tenant Name	GLA (a)	Rent	Expiration	Options

Cottage Grove, MN	Rainbow Foods	70,130	$606,624	07/11/16	6 / 5 YR
Dunmore, PA	Price Chopper	26,475	78,696	11/30/15	1 / 5 YR
East Haven, CT	AutoZone	9,700	153,000	02/28/23	None
Federal Way, WA	Safeway	37,560	45,000	10/31/13	4 / 5 YR
Grand Rapids, MI	CVS	10,880	143,310	01/31/24	10 / 5 YR
Huntsville, AL	Kmart	104,000	244,400	11/30/15	3 / 5 YR
Independence, MO	Kmart	116,799	308,634	03/31/15	8 / 5 YR
Lake Mary, FL	Gander Mountain Sports	107,400	912,900	05/31/21	4 / 5 YR
Lawnside, NJ	Sears	102,552	558,409	09/30/25	10 / 5 YR
Lawndale, CA	CVS	14,813	324,024	01/31/31	10 / 5 YR
Marquette, MI	Kohl's Department Stores, Inc.	85,480	170,960	11/30/24	9 / 5 YR
	Younker's	44,068	300,000	01/31/18	3 / 5 YR
	J.C. Penney	33,996	118,286	02/28/17	3 / 5 YR
Maryville, MO	J.C. Penney	22,060	65,502	10/31/16	1 / 5 YR
North Augusta, SC	None	N/A	-	-	-
O' Fallon, MO	Kmart	83,061	279,415	11/30/15	8 / 5 YR
Oak Lawn, IL	Home Depot	104,622	530,000	01/31/28	5 / 5 YR
	Jewel Foods	58,575	586,834	01/03/14	1 / 5 YR
Philadelphia, PA	Kmart	91,033	338,500	03/31/15	8 / 5 YR
	Supremo Foods	36,973	168,000	06/30/35	None
Painesville, OH	CVS	10,125	188,777	01/31/19	6 / 5 YR
Rockville, MD (b)	CVS	10,880	197,757	01/31/24	10 / 5 YR
San Jose, CA (c)	Sun Microsystems	249,832	3,234,303	05/31/13	2 / 5 YR
Taylorville, IL	Grandview Retail Stores	27,958	120,000	03/31/18	None
	CVS	10,069	81,319	03/31/14	4 / 5 YR
Urbana, IL	Dollar General	6,264	39,000	10/31/13	None
Waverly, OH	None	N/A	-	-	-

(a)	Gross Leasable Area
(b)	NPAMLP owns an 82% interest in this property. Annual rent amount reflects NPAMLP’s percentage ownership.
(c)	NPAMLP owns a 23.9% tenant-in-common interest in this property. Annual rent amount reflects NPAMLP’s percentage ownership.

N/A - Not Applicable – no anchor space at this location.

Schedule 2, Tenant Lease Expirations

			2013
Property	Total	Minimum	# of	Minimum
Location	GLA (a)	Rent (b)	Tenants	Rent	GLA (a)

Cottage Grove, MN	111,984	$855,371
Dunmore, PA	26,475	78,696
East Haven, CT	52,852	350,498
Federal Way, WA	37,560	45,000	1	37,500	37,560
Grand Rapids, MI	10,880	143,310
Huntsville, AL	104,000	244,400
Independence, MO	134,634	352,434	2	67,200	13,635
Lake Mary, FL	107,400	912,900
Lawnside, NJ	102,552	558,409
Lawndale, CA	14,813	324,024
Marquette, MI	248,256	1,408,899	2	57,318	3,720
Maryville, MO	35,179	135,326
North Augusta, SC	109,134	120,000
O' Fallon, MO	91,061	346,615
Oak Lawn, IL	159,233	1,116,834
Philadelphia, PA	128,006	506,500
Painesville, OH	10,125	188,777
Rockville, MD	10,880	197,757
San Jose, CA	249,832	3,234,303	1	3,234,303	249,832
Taylorville, IL	43,127	214,879	1	13,560	2,100
Urbana, IL	55,531	67,225	3	59,525	9,064
Waverly, OH	8,834	80,396

Totals	1,852,348	$11,482,553	10	$3,469,406	315,911

Annual % to Total				30%	17%

(a) Gross Leasable Area.

(b) Based on leases in effect as of December 31, 2012.

Schedule 3

Third Party Underlying Obligations

Principal
Property		Mortgage	Interest	Balance at
Location	Mortgagee	Type	Rate	12/31/2012

Cottage Grove, MN	IDS Life Insurance	1st	5.55%	$3,386,817
Dunmore, PA	NONE
East Haven, CT	NONE
Federal Way, WA	NONE
Grand Rapids, MI	NONE
Huntsville, AL	NONE
Independence, MO	NONE
Lake Mary, FL	Citigroup Capital Markets Group	1st	5.67%	5,533,434
Lawndale, CA	Wells Fargo Bank Northwest, N.A.	1st	6.04%	3,319,603
Lawnside, NJ	Wachovia Securities	1st	8.71%	3,176,424
Marquette, MI	Associated Commercial Bank	1st	6.33%	4,570,684
Maryville, MO	NONE
North Augusta, SC	NONE
O' Fallon, MO	NONE
Oak Lawn, IL	NONE
Painesville, OH	Credit Suisse First Boston	1st	6.48%	983,349
Philadelphia, PA	NONE
Rockville, MD	NONE
San Jose, CA (a)	Lehman Ali Inc.	1st	12.50%	20,279,740
Taylorville, IL	NONE
Urbana, IL	NONE
Waverly, OH	NONE

(a) NPAMLP owns a 23.9% tenant-in-common interest in this property. Loan balance reflects NPAMLP’s percentage ownership.

Schedule 3, Continued

Third Party Underlying Obligations

Ownership
			Annual	Interest
Property		Mortgage	Debt	Fee/
Location	Mortgagee	Type	Service	Leasehold

Cottage Grove, MN	IDS Life Insurance	1st	$364,697	Fee
Dunmore, PA	NONE			Leasehold
East Haven, Ct	NONE			Fee
Federal Way, WA	NONE			Fee
Grand Rapids, MI	NONE			Fee
Huntsville, AL	NONE			Leasehold
Independence, MO	NONE			Fee
Lake Mary, FL	Citigroup Capital Markets Group	1st	416,520	Fee
Lawndale, CA	Wells Fargo Bank Northwest, N.A.	1st	324,000	Leasehold
Lawnside, NJ	Wachovia Securities	1st	556,739	Fee
Marquette, MI	Associated Commercial Bank	1st	402,318	Leasehold
Maryville, MO	NONE			Leasehold
North Augusta, SC	NONE			Leasehold
O' Fallon, MO	NONE			Fee
Oak Lawn, IL	NONE			Leasehold
Painesville, OH	Credit Suisse First Boston	1st	188,777	Fee
Philadelphia, PA	NONE			Leasehold
Rockville, MD	NONE			Fee
San Jose, CA (a)	Lehman Ali Inc.	1st	3,176,744	Fee
Taylorville, IL	NONE			Fee
Urbana, IL	NONE			Fee
Waverly, OH	NONE			Fee

(a) NPAMLP owns a 23.9% Tenant in Common interest in this property. Loan balance and annual debt service reflect NPAMLP’s percentage ownership.

Item 3. Legal Proceedings

NPAMLP is involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the General Partners, the ultimate disposition of these matters will not have a material adverse effect on NPAMLP's financial position, results of operations or liquidity.

In 2005 NPAMLP sold the property in Ardmore, Oklahoma to an unrelated third party. In connection with this sale, NPAMLP accepted a $480,000 promissory note in consideration of a portion of the sale price. The note was due in October 2010. In October 2010 NPAMLP filed suit to collect the balance due. The obligor of this note challenged the legality of the note and did not make any required payments of principal or interest after September 2010. In the first quarter of 2012, NPAMLP obtained a judgment against the obligor and subsequently entered into a Settlement Agreement, Forbearance and Release (“Forbearance Agreement”). Under the terms of the Forbearance Agreement, the obligor of this note is to pay the sum of $670,000, comprised of an initial payment of $150,000 in March 2012 and twenty-six consecutive monthly payments of $20,000. Interest accruing over the twenty-six month payment period is to be paid at the completion of the payment schedule. The initial $150,000 payment and all subsequent monthly installments due under the Forbearance Agreement have been received by NPAMLP. NPAMLP expects to ultimately collect the full amount due under the Forbearance Agreement.

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

As of December 31, 2012, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.

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

The following discussion of NPAMLP’s current financial position and results of operations should be read in conjunction with the Forward-Looking statements noted above and NPAMLP's combined financial statements and notes thereto appearing elsewhere in this Report.

I. Liquidity and Capital Resources

A. General

As previously noted, the Properties owned by NPAMLP are encumbered by the Wrap Mortgages. As a result of the Restructuring, the Debt Service on the Wrap Mortgages was adjusted to be the same as the 1990 debt service required on the Third Party Underlying Obligations. NPAMLP's ability to meet its obligations on the Wrap Mortgages is dependent on the Properties generating sufficient cash flow to meet the Debt Service. The Wrap Mortgages are due and payable in substantial balloon amounts on December 31, 2013. NPAMLP has agreed to deliver deeds of future interest or assignments of future leasehold interest in the properties in exchange for the satisfaction of the Wrap Mortgage indebtedness. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement.”

B. Third Party Debt Service

As of December 31, 2012, the Third Party Underlying Obligations were current for all the Properties. See “Item 7. Management’s Discussion and Analysis of Financial Condition - II Critical Accounting Policies.”

C. Working Capital

Although NPAMLP expects to collect approximately $9,300,000 in future minimum rent in 2013 and has $2,181,000 of unrestricted cash and $1,890,000 available under its line of credit as of December 31, 2012 to satisfy future short-term obligations, it does not have the ability to satisfy its wraparound mortgage obligations, totaling $128,617,000 as of December 31, 2012, which mature and are due in full on December 31, 2013. NPAMLP has agreed to deliver deeds of future interest or assignments of future leasehold interest in all of its property holdings in exchange for the satisfaction of the wraparound mortgage indebtedness (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement”). As a result, these conditions raise substantial doubt about the NPAMLP’s ability to continue as a going concern. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, NPAMLP has replenished its working capital reserves through the sale of Properties. This has occurred when holders of the Second Mortgage and Wrap Mortgage have released their liens on Properties which have been sold, notwithstanding that pursuant to the terms of the Restructuring Agreement the proceeds were payable to the holders of the Second Mortgage and the Wrap Mortgage. They have agreed in certain instances to release their liens and provide proceeds from the sale to NPAMLP because their mortgages are cross-collateralized against all of the Properties and because the proceeds from the sale of such Properties have been utilized for the remaining Properties. Although the Second Mortgage lenders are not obligated to subordinate or release their mortgages, their continued cooperation in this regard currently is expected by management, although there can be no assurance that such Second Mortgage lenders will not change their behavior in the future. Pursuant to the 2003 Agreement (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement”), the holders of the Wrap Mortgages are obligated to release their mortgages in the event of a sale of Property. As of December 31, 2012, the Managing General Partner, or its affiliates, has advanced approximately $2,836,000 to NPAMLP but may require the repayment of the advances for its own operational needs.

D. Loan Obligations

Although all the Third Party Underlying Obligations on which balloon payments have become due to date have ultimately been refinanced, there can be no assurance that loan extensions will be successfully negotiated with the lenders holding the Third Party Underlying Obligations on these Properties. In the event that NPAMLP is not able to obtain refinancing commitments from alternative lenders or loan extensions from the lenders holding the existing Third Party Underlying Obligations, the properties could be lost to foreclosure. For the year ended December 31, 2013, a balloon payment in the approximate amount of $19,940,000 is due on the Third Party Underlying Mortgage Obligation on the San Jose, California property. This mortgage was successfully refinanced by the manager of the tenant-in-common property in March 2013. See “Item 13. Certain Relationships and Related Transactions, Director Independence – V. Related Party Transactions.”

E. Capital Requirements

The average age of the Properties owned by NPAMLP is in excess of 20 years. Due to the age of the Properties, there is a continuing need for capital expenditures in order to properly maintain the Properties. At December 31, 2012, NPAMLP was committed for $67,000 in capital repairs to the Properties. During 2012, NPAMLP had an outstanding line of credit with E&H Properties of Delaware, Inc., an affiliate of NPA (“EHD”), under which EHD would advance up to $2.5 million to NPAMLP for purposes of making Capital and Tenant Improvements (the “NPAMLP Line”). Pursuant to the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. Amounts advanced pursuant to the NPAMLP Line bear interest at the Prime Rate as published in the Wall Street Journal’s “Money Rates” section (3.25% at December 31, 2012).

EHD maintains a secured line of credit with Firstrust Bank of Conshohocken, PA (“Firstrust Bank”), which enables EHD to fund the NPAMLP Line in order to finance Capital and Tenant Improvements (the “EHD Firstrust Line”). At December 31, 2012 there is $2,658,000 due under the EHD Firstrust Line. Pursuant to the promissory note executed with respect to the EHD Firstrust Line (the “Firstrust Note”), the amounts advanced pursuant to the Firstrust Note bear interest at the Prime Rate as published in the Wall Street Journal’s “Money Rates” section (the “EHD Firstrust Borrowing Rate”). At December 31, 2012, availability under the EHD Firstrust Line permitted EHD to borrow up to $5,342,000 which it can loan to NPAMLP. The EHD Firstrust Borrowing Rate at December 31, 2012 is 3.25%.

The Firstrust Note is secured by an assignment of certain Wrap Notes and Second Mortgages and certain Guaranty and Suretyship Agreements executed by EBL&S Property Management, Inc. and Edward B. Lipkin. Additionally, the Firstrust Note contains a confession of judgment against EHD and the Guaranty and Suretyship Agreements contain a confession of judgment against EBL&S Property Management, Inc. and Edward B. Lipkin. At December 31, 2012, $610,000 has been advanced and $149,000 in accrued interest was due under the NPAMLP Line.

F. Tenant Improvements

The current retail rental market is such that proposed tenants for vacant space and those tenants whose leases are scheduled for renewal are aware of the pressure landlords are under to obtain and keep tenants and in certain instances are able to negotiate lease terms at reduced rental rates. Many of these tenants insist on substantial tenant improvement contributions from landlords. In the event that the tenants pay for their own improvements, they may pay a correspondingly lower rental rate than they would otherwise pay or are allowed rental abatements during the term of their leases. For the year ending December 31, 2012, there were no rental abatements.

II. Critical Accounting Policies

NPAMLP uses estimates and assumptions that can have a significant effect on the amounts that are reported in its financial statements. Management believes the following are its most significant accounting policies as they may require a higher degree of judgment and estimation.

Rental Properties: Rental properties are stated at original cost. Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years, and 15 to 39 years, respectively. In accordance with FASB authoritative guidance, rental properties are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If impairment indicators are present, recoverability of rental properties is measured by comparison of the carrying amount of the properties to undiscounted future net cash flows, including proceeds from disposition, expected to be generated by the properties.  The determination of future undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact NPAMLP’s net income.  If any property’s cost is not recoverable from undiscounted cash flows an impairment charge will be recognized to the extent the carrying amount of the property exceeds its fair value.  Management determines fair value by utilizing market and income approaches.

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

Information regarding recent accounting pronouncements is included in Note 2 to the combined financial statements.

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

Management determined that impairment indicators were present for three of its properties at December 31, 2012 due to vacancies and projected operating losses. Management tested the recoverability of those properties to determine if impairment exists. Recoverability of rental properties is measured by comparison of the carrying amount of the properties to undiscounted future net cash flows, including proceeds from disposition, expected to be generated by the properties. Management determined that the carrying amount of these properties was recoverable at December 31, 2012

B.	Leasing Activity and Rental Rates

During the next twelve months 10 leases representing 17% of the net leasable square footage of all NPAMLP properties, are scheduled to expire. The amount of net rental income generated by NPAMLP properties depends principally on the ability to maintain the occupancy rates of currently leased space and to lease currently available space, and space available from unscheduled lease terminations. The amount of rental income generated also depends on the ability to maintain or increase rental rates at the properties. Negative trends in one or more of these factors could adversely affect rental income in future periods.

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

IV. Results of Operations

A. Property Dispositions During Fiscal 2012

NPAMLP owned 22 and 24 properties, respectively, at December 31, 2012 and 2011. In January 2012, the ground lease on the Seven Hills, Ohio property terminated in accordance with its terms and the buildings were conveyed to the ground owner. As part of this transaction, the ground owner assumed the balance of the underlying indebtedness in the amount of $274,000 and accordingly NPAMLP reduced the wraparound mortgages payable by the same amount. In addition, NPAMLP was effectively relieved of the related finance lease obligation in the amount of $550,000. The net book value of the property at the disposal date was $468,000. As a result of this transaction, NPAMLP recognized a gain from the disposition of this property of approximately $356,000.

In April 2012, NPAMLP and the owner of the land in Kalamazoo, Michigan leased by NPAMLP, entered into a Ground Lease Termination Agreement to terminate the ground lease covering this property. The lease for the Anchor Tenant at this property expired in February 2010, and NPAMLP had been actively marketing the space since that time. Under the terms of the ground lease, new tenants for this vacancy required NPAMLP to obtain the consent of the ground owner. NPAMLP was unable to obtain the required consent for a prospective tenant and accordingly, entered into the ground lease termination agreement to forestall any further carrying costs of this vacant property. The ground lease termination agreement also provided that the ground owner reimburse NPAMLP $100,000 for certain property improvement costs. In addition, NPAMLP was effectively relieved of the related finance lease obligation in the amount of $500,000. As a result of this transaction, NPAMLP recognized a loss from the disposition of this property of approximately $74,000. In accordance with the FASB authoritative guidance, NPAMLP recognized this loss as an impairment charge in the first quarter of 2012. As a result of the disposition of this property in the second quarter of 2012, this impairment charge is included in loss from discontinued operations in the Combined Statements of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit for year ended December 31, 2012. The balance of the wraparound mortgage indebtedness, net of discounts, in the amount of $6,214,000 remains a liability of NPAMLP.

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

See “Item 1. Business - II. NPAMLP Objectives and Policies - B. Competition for Tenants - Anchor Tenants.”

B. Full Fiscal Years

Over the two year period ended December 31, 2012, NPAMLP disposed of two properties. These dispositions resulted in “Gain on disposition of properties, net”, as reflected in the financial statements. See discussion of property dispositions during 2012 above.

The following table reflects the operating results (in thousands) for NPAMLP for the years ended December 31, 2012 and 2011, excluding the properties that were disposed during the two year period. The loss from operations attributable to the two disposed properties was $481,000 and $1,161,000, respectively, for the years ended December 31, 2012 and 2011. The table is presented in order to facilitate an understanding of the operating results and trends of NPAMLP.

	(in Thousands)
	2012	2011
Income:
Rental income	$11,892	$12,113
Other charges to tenants	2,896	2,838
Interest income	40	79
Total income	14,828	15,030

Expenses:
Interest expense	13,323	12,965
Other operating expenses	5,325	5,984
Depreciation and amortization	2,730	2,897
Total expenses	21,378	21,846

Loss before other income and discontinued operations	$(6,550)	$(6,816)

The decrease in rental income in 2012 is primarily due to the reduction in rental income arising from the payoffs of the underlying mortgages by the tenant at the Grand Rapids, Michigan and Rockville, Maryland properties. Under the terms of the respective leases at these properties, the Anchor Tenant had the option of either refinancing the existing underlying indebtedness or paying it off. In January 2012, the Anchor Tenant elected to satisfy the underlying indebtedness in full on both properties in the approximate amount of $4,121,000. Accordingly, NPAMLP reduced the wraparound mortgages payable balance on these properties in the same amount and recognized deferred revenue, and will be recognizing the balance on a straight line basis in income over the balance of the respective lease terms. The annual income recognized is less than the rental income previously recognized on those Anchor Tenant leases.

Interest expense has increased over the prior year as the discount on wraparound mortgages amortizes over the terms of the mortgages using the effective interest method. The scheduled interest expense increase for 2012 was approximately $458,000. This was offset by the reduction in interest expense arising from the 2012 disposition of the properties in Kalamazoo, Michigan and Seven Hills, Ohio.

The decrease in Other operating expenses in 2012 is primarily due to a $430,000 bad debt recovery on the note receivable from the buyer of the Ardmore, Oklahoma property (See “Item 3. Legal Proceedings”) . In addition, there were decreases in repairs and maintenance due to certain non-recurring costs incurred in the first quarter of 2011 relating to the vacant Anchor Tenant space at the property in Kalamazoo, Michigan and decreased common area maintenance expenses due to lower snow removal costs during 2012. Depreciation expense decreased due certain buildings being fully depreciated in 2011.

V. Tabular Disclosure of Contractual Obligations

Not applicable

VI. Indebtedness Secured by the Properties

The Properties are subject to certain indebtedness that was incurred in connection with the acquisition of the Properties by the Partnerships. As of December 31, 2012, the aggregate indebtedness of NPAMLP pursuant to the Wrap Mortgages was approximately $129 million, of which approximately $41 million constituted indebtedness under the Third Party Underlying Obligations and $1 million constituted indebtedness under the Second Mortgages. The original acquisition of the Properties by the Partnerships was typically structured as set forth below.

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

B. The Second Mortgages and Notes

Under the terms of the Restructuring Agreement, no payments are currently due on the Second Mortgages. The outstanding principal balance of the Second Mortgages as of December 31, 2012, was approximately $1 million. The Restructuring Agreement provides that this indebtedness will be paid from proceeds realized from the sale of property subject to the sharing arrangement established in the Restructuring Agreement.

C. The Wrap Mortgages

The Wrap Mortgages represent an obligation of NPAMLP and a lien against the Properties in favor of the NPAEP. The lien is subordinate to the Third Party Underlying Obligations and the Second Mortgages, if any.

The Restructuring Agreement amended and restructured each Wrap Note to provide that each Wrap Note would consist of the obligation to pay two principal balances, an interest-bearing principal balance equal to the original principal indebtedness when the Wrap Note was first executed and delivered by the Partnership less amounts of principal, if any, paid prior to January 1, 1990, and an non-interestbearing principal balance equal to the amount of interest accrued and unpaid under the Wrap Note prior to January 1, 1990. The Restructuring Agreement adjusted the interest rate on the Wrap Notes in such a way that the interest bearing principal balance earns interest at a rate elected by the Managing General Partner to assure that there will be adequate interest paid over the life of the Wrap Note to comply with applicable Internal Revenue Code requirements in order to prevent the imputation of interest. At December 31, 2012, the stated interest rate on the Wrap Mortgages was 4.1%. The Wrap Notes mature on December 31, 2013. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - VI. Indebtedness Secured by the Properties - D. Future Interest Agreement.”

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

Under the terms of the Restructuring Agreement, all Wrap Mortgages owned by the Pension Groups are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $108,000,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to the Pension Groups. NPAMLP’s general partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, the Pension Groups have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by the Pension Groups. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

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

In December 2012, NPAEP sold its rights to acquire the properties of NPAMLP under the 2003 Agreement for $100,000 in cash to EBL&S Realty, LLC. (“EBR”), a company in which Lipkin owns a minority interest. The majority interest in EBR is owned by employees of EBL&S Property Management, Inc. and its affiliates. It is contemplated that EBR or its affiliates, will acquire the properties of NPAMLP effective as of December 31, 2013 pursuant to the 2003 Agreement.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The combined financial statements, including the notes thereto and the reports of the independent registered public accounting firm, are included in Part IV, Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 1, 2012, the practice of Asher & Company, Ltd. (“Asher”), which was engaged as the independent registered public accounting firm of NPAMLP was combined with BDO USA, LLP (“BDO”) and the professional staff and partners of Asher joined BDO either as employees or partners of BDO. As a result of this transaction, Asher resigned as NPAMLP’s independent registered public accounting firm on November 1, 2012. On November 2, 2012, following the resignation of Asher, NPAMLP, through and with the approval of its Managing General Partner, appointed BDO as its independent registered public accounting firm. A Form 8-K was filed on November 7, 2012 disclosing this change.

There are no disagreements regarding accounting and financial disclosure matters between NPAMLP and its independent registered public accounting firm.

Item 9(A). Controls and Procedures

Disclosure Controls and Procedures: As of the end of the period covered by this report, management performed, with the particiapation of theEquity General Partner, managing general Partner and Chief Financial Officer of EBL&S Property Management, Inc., and evaluation of the effectiveness of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15. NPAMLP’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Equity general Partner, Managing General Partner and Chief Financial Officer of EBL&S Property Management, Inc., to allow timely decisions regarding required disclosures. Based on the evaluation, management concluded that NPAMLP’s disclosure controls and procedures were effective for the year ended December 31, 2012.

Management's Report on Internal Control over Financial Reporting: It is the responsibility of the General Partner to establish and maintain adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Managing General Partner’s internal control over financial reporting is a process designed to providereasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of NPAMLP; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of NPAMLP are being made only in accordance with authorizations of management and directors of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of NPAMLP’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the NPAMLP’s internal control over financial reporting at December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of NPAMLP’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Managing General Partner.

Based on its assessment, management determined that, at December 31, 2012, NPAMLP maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of NPAMLP's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by NPAMLP’s independent registered public accounting firm pursuant to the final rule of the Securities and Exchange Commission that permits NPAMLP to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting: There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, NPAMLP's internal control over financial reporting.

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

The directors and executive officers of the General Partners are as follows:

Edward B. Lipkin, age 67, serves as Director of the Managing General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

Robert McKinney, age 57, serves as Director of the Equity General Partner. Since 2003, Mr. McKinney has been an employee of NPAEP, serving as tax manager. Previously, Mr. McKinney had been employed by NPA since 1987 in the same capacity. Mr. McKinney, a certified public accountant, received a Masters of Science in Taxation and Masters of Business Administration in Finance from Villanova University and Temple University, respectively. Mr. McKinney received a Bachelor of Science degree in Accounting from Villanova University.

Howard M. Levy, age 53, serves as Vice President of the Managing General Partner. Mr. Levy has been employed by NPA since 1983 and is currently Vice President of Leasing. Mr. Levy received a Bachelor of Science degree in Accounting from the University of Scranton and is a Certified Public Accountant.

David A. Simon, age 55, serves as Vice President of the Managing General Partner. Mr. Simon has been employed by NPA since 1987 and is currently Chief Financial Officer. Mr. Simon received a Bachelor of Science degree in Accounting & Finance from Lehigh University and is a Certified Public Accountant.

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

Item 11. Executive Compensation

I.   General

Neither the General Partners nor the officers of the General Partners receive compensation from NPAMLP. Certain administrative services related to tax and accounting service, legal matters and to investor administration were performed by the Managing General Partner on behalf of NPAMLP as provided in the Partnership Agreement. The amount payable to the Managing General Partner for such services aggregated $165,000 for each of the years ended December 31, 2012 and 2011. See “Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate.”

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

II. Property Management by Affiliate

As of January 1, 1990, NPAMLP entered into a management agreement with EBL&S Property Management, Inc., a Delaware corporation (“Property Manager”), with respect to the management of the Properties (“Management Agreement”). EBL&S Property Management, Inc. is owned 100% by E&H Properties, Inc., which also is the sole shareholder of NPAMLP's Managing General Partner, EBL&S, Inc. The directors of EBL&S Property Management, Inc. are the same as those of the Managing General Partner. Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. The Property Manager earned an aggregate of approximately $493,000 for management fees, approximately $15,000 for leasing commissions, and approximately $165,000 for administrative and legal fees in fiscal year 2012. In fiscal 2011, the Property Manager earned an aggregate of $534,000 for management fees, $8,000 for leasing commissions and $165,000 for administrative and legal fees.

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

The Managing General Partner is an affiliate of NPA. NPA or its affiliates hold the Second Mortgages aggregating approximately $1 million. This lack of independence gives rise to certain conflicts of interest with respect to the sale or refinancing of the Properties.

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

V. Related Party Transactions

In June 2006, NPAMLP and ARJAX entered into an agreement with the anchor tenant at the San Mateo property (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550,000 during the period from June 2006 through the Effective Date. To date, ARJAX has remitted $1,400,000 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant will be obligated to complete, by the Effective Date, $500,000 in repairs or improvements, which would otherwise be the responsibility of NPAMLP, to its other stores leased from NPAMLP. As of December 31, 2012 the Anchor Tenant has completed the required $500,000 in repairs. Under the Agreement, the liability for the consideration to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. Additionally, Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement. There is a possibility, however, that if ARJAX does not perform its obligations under the Agreement, NPAMLP may be held liable. Should ARJAX default, NPAMLP may not have sufficient cash to pay this obligation, it would probably have to sell an asset or assets to raise enough cash to do so. Such sale of assets could result in additional gain being recognized. In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011. In December 2010, the Agreement was amended further extending the Effective Date to February 28, 2014.

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

As the term of the lease of the tenant occupying the San Jose Building is currently scheduled to expire at the end of May 2013, before the financing on the property is satisfied, the property could be lost to foreclosure at that time. In order to protect NPAMLP’s interest and to ensure the value of the consideration received by NPAMLP in exchange for the leasehold interest, NPAMC caused NPAEP to agree to modify the terms of the wrap mortgage by offsetting the wrap indebtedness held by NPAEP by an amount equal to the greater of: (1) the proceeds from disposition or, (2) the $13,900,000 purchase price compounded monthly based on a 6.43% annual interest rate. The wrap mortgage offset would be calculated at the time of disposition of the San Jose Building.

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

I. Audit Fees

The aggregate fees billed and expected to be billed for the fiscal year ending December 31, 2012 for professional services rendered by NPAMLP’s independent registered public accounting firm, BDO USA, LLP, for the review of NPAMLP’s quarterly financial statements included in Form 10-Q and for the audit of the annual financial statements included in this Form 10-K was $84,750. There were no fees billed by BDO USA, LLP for the fiscal year ending December 31, 2011.

II. Audit Related Fees

None.

III. Tax Fees

There were no fees billed for tax related services in each of the last two fiscal years by BDO USA, LLP.

IV. All Other Fees

None.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

I. Documents filed as Part of this Report

A. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Combined Financial Statements:

Combined Balance Sheets at December 31, 2012 and 2011	F-3

Combined Statements of Operations, Comprehensive Income (Loss) and Changes in Partners' Deficit for the years ended December 31, 2012 and 2011	F-4

Combined Statements of Cash Flows for the years ended December 31, 2012 and 2011	F-5

Notes to Combined Financial Statements	F-6

B. Exhibits

Exhibit No.	Description

*2.1	Consolidation Agreement by and among the National Property Analysts Master Limited Partnership (“NPAMLP”); EBL&S, Inc. (“EBL&S”) and Buster, Inc. (“Buster”).

*2.2	Settlement Agreement by and among plaintiffs as a class, National Property Analysts, Inc. (“NPA”) and certain additional defendants in James O'Brien, et al. v. National Property Analysts, Inc., et al. (the “Action”).

*2.3	Judgment and Order Approving the Transaction, the Formation of the Master Limited Partnership, and the Allocation of Interests in the Master Limited Partnership entered by the Court.

*3.1	Initial Limited Partnership Agreement of NPAMLP.

*3.2	Amended and Restated Limited Partnership Agreement of NPAMLP.

*3.3	Certificate of Limited Partnership of NPAMLP.

****3.4	Amendment One to the Amended and Restated Limited Partnership Agreement of NPAMLP.

*10.1	Restructuring and Mortgage Modification Agreement by and among Main Line Pension Group, L.P. (“MLPG”), NPAMLP and National Property Analysts, Inc.

*10.2	Leasing and Management Agreement by and between EBL&S Property Management, Inc. and NPAMLP.

*10.3	Information Statement Relating to the formation of NPAMLP.

*10.4	Proof of Claim and Release and Vote on Consolidation.
**10.6	Line of Credit Promissory Note.

***10.7	Agreement between NPAMLP, NPAEP and PVPG.

31.1	Certification of Managing General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Equity General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Managing General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Equity General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant's Report on Form 10 filed July 14, 1994 (0-24816)
**	Incorporated by reference from Registrant's Report on Form 10-K filed April 1, 1996 (0-24816).
***	Incorporated by reference from Registrant's Report on Form 10-K filed March 31, 2003 (0-24816).
****	Incorporated by reference from Registrant's Report on Form 10-Q filed November 11, 2003 (0-24816).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(Registrant)

By:  EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Edward B. Lipkin
Director

Date:    April 1, 2013

By: Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Robert McKinney
Director

Date:    April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Edward B. Lipkin	Director of EBL&S, Inc.	April 1, 2013
Edward B. Lipkin	Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer

/s/ Robert McKinney	Director of Feldman International, Inc.	April 1, 2013
Robert McKinney	Registrant’s equity general partner

COMBINED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

NATIONAL PROPERTY ANALYSTS

MASTER LIMITED PARTNERSHIP

DECEMBER 31, 2012 AND 2011

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

33

Report of Independent Registered Public Accounting Firm

General Partner

National Property Analysts Master Limited Partnership

Philadelphia, Pennsylvania

We have audited the accompanying combined balance sheet of National Property Analysts Master Limited Partnership (“NPAMLP” or the “Partnership”) as of December 31, 2012 and the related combined statements of operations, comprehensive income (loss) and changes in Partners’ deficit and cash flows for the year then ended. The Partnership’s management is responsible for these combined financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of National Property Analysts Master Limited Partnership at December 31, 2012, and the combined results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying combined financial statements have been prepared assuming that the Partnership will continue as a going concern. As described in Note 1 to the combined financial statements, the Partnership’s wraparound mortgage indebtedness matures with significant balloon payments due on December 31, 2013. It is not anticipated that the Partnership will have the necessary funds to satisfy these obligations upon maturity. The Partnership has reached an agreement with the wraparound mortgage noteholder whereby all of the Partnership’s interests in its rental properties will be conveyed to the wraparound mortgage note holder in full satisfaction of the wraparound mortgage obligations on December 31, 2013.  This raises substantial doubt about the Partnership’s ability to continue as a going concern. The Partnership’s plans in regards to these matters are also described in Note 1. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA L.L.P.

Philadelphia, Pennsylvania

April 1, 2013

Report of Independent Registered Public Accounting Firm

General Partner

National Property Analysts Master Limited Partnership

We have audited the accompanying combined balance sheet of National Property Analysts Master Limited Partnership (NPAMLP) (a limited partnership) as of December 31, 2011 and the related combined statements of operations and changes in Partners’ deficit and cash flows for the year then ended. The Partnership’s management is responsible for the combined financial statements. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of National Property Analysts Master Limited Partnership as of December 31, 2011 and the combined results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania

March 30, 2012

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Balance Sheets

December 31, 2012 and 2011

(in thousands)

	2012	2011
Assets
Rental property, at cost:
Land	$6,946	$6,946
Buildings	99,715	98,662
Tenant-in-common property	22,662	22,662
	129,323	128,270
Less: accumulated depreciation	74,944	72,254
Rental property, net	54,379	56,016

Cash and cash equivalents	2,181	897
Restricted cash	140	126
Investment securities available for sale, at fair value	-	1,441
Tenant accounts receivable, net of allowance of $30 as of December 31, 2012 and 2011, respectively	234	62
Unbilled rent receivable	1,245	1,259
Other assets, net (1)	493	399
Assets of discontinued operations	-	1,168

Total assets	$58,672	$61,368

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$128,617	$140,217
Less: unamortized discount based on imputed interest rate of 12% (1)	13,017	25,794

Wraparound mortgages payable less unamortized discount (1)	115,600	114,423

Due to NPAEP (1)	3,422	3,379
Other borrowings (1)	610	194
Accounts payable and other liabilities (1)	3,576	3,396
Deferred revenue	4,040	195
Finance lease obligation	700	700
Liabilities of discontinued operations	-	1,348

Total liabilities	127,948	123,635

Partners' deficit	(69,276)	(62,267)

Total liabilities and Partners' deficit	$58,672	$61,368

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Statements of Operations, Comprehensive Income (Loss) and Changes in Partners' Deficit

Years Ended December 31, 2012 and 2011

(in thousands, except per-unit data)

	2012	2011
Income:
Rental income	$11,892	$12,113
Other charges to tenants	2,896	2,838
Interest and dividend income	40	79
Total income	14,828	15,030

Expenses:
Interest expense (1)	13,323	12,965
Real estate taxes	2,614	2,555
Management fees (1)	493	516
Common area maintenance expenses	1,245	1,398
Ground rent (1)	749	805
Bad debt (recovery) expense	(401)	190
Repairs and maintenance	197	244
General and administrative (1)	428	276
Depreciation	2,690	2,864
Amortization	40	33
Total expenses	21,378	21,846
Loss before other income and discontinued operations	(6,550)	(6,816)

Other income:
Realized gains on investment securities	22	26
Loss from continuing operations	(6,528)	(6,790)

Discontinued operations:
Loss from operations of discontinued components, including net gain from disposition of properties of $356 in 2012	(481)	(1,161)
Net loss	(7,009)	(7,951)

Other comprehensive income (loss):
Net change in unrealized gains on investment securities	-	(114)
Comprehensive loss	(7,009)	(8,065)
Partners' deficit:
Beginning of period	(62,267)	(54,202)

End of period	$(69,276)	$(62,267)

Net loss per unit from continuing operations	$(66.78)	$(69.46)
Net loss per unit from discontinued operations	(4.92)	(11.88)
Net loss per unit	$(71.70)	$(81.34)
Weighted average units outstanding	97,752	97,752

(1) See Note 3: Related Party Transactions

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Statements of Cash Flows

Years Ended December 31, 2012 and 2011

(in thousands, except per-unit data)

	2012	2011
Cash flows from operating activities:
Net loss	$(7,009)	$(7,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,735	3,045
Amortization of discount (1)	12,777	12,250
(Recovery) provision for bad debt	(401)	190
Net gain on disposition of properties	(356)	-
Impairment of rental property	74	-
Realized gains on investment securities	(22)	(26)
Change in assets and liabilities
(Increase) decrease in tenant accounts receivable	(149)	103
Decrease in unbilled rent receivable	14	2
Decrease (increase) in other assets (1)	267	(218)
Increase in accounts payable and other liabilities (1)	156	47
Decrease in deferred revenue	(276)	(59)
Net cash provided by operating activities	7,810	7,383

Cash flows from investing activities:
Proceeds from disposition of properties	100	-
Improvements to rental property	(1,053)	(576)
Increase in restricted cash	(14)	(18)
Purchases of investment securities	(607)	(4,833)
Sale of investment securities	2,068	6,525
Net cash provided by investing activities	494	1,098

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(7,479)	(8,239)
Increase in other borrowings (1)	416	-
Increase in balance due to NPAEP	43	44
Net cash used in financing activities	(7,020)	(8,195)

Increase in cash and cash equivalents	1,284	286

Cash and cash equivalents:
Beginning of period	897	611

End of period	$2,181	$897

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$987	$1,251
Supplemental disclosure of non-cash investing and financing activities:
Reduction of wraparound mortgages from disposition of properties and satisfaction of mortgage obligations (See Notes 6 and 18)	$4,395	$-
Reduction in finance lease obligation from disposition of properties (See Note 6)	$1,050	$-

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

(1)	Formation and Description of Business and Going Concern

National Property Analysts Master Limited Partnership (NPAMLP), a limited partnership, was formed effective January 1, 1990. NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner, and Feldman International, Inc. (FII), the equity general partner.

The properties included in NPAMLP consist primarily of shopping centers and freestanding, single-tenant retail stores with national retailers as prime tenants. The ownership and operations of these properties have been combined in NPAMLP pursuant to a consolidation of properties owned by certain limited partnerships previously sponsored by National Property Analysts, Inc. and its affiliates (NPA). NPAMLP intends to hold the properties until such time as it is deemed prudent to dispose of them. The precise timing of disposition of the properties is at the discretion of the managing general partner. In accordance with the partnership agreement, the partnership is scheduled to terminate on December 31, 2013, however, the managing general partner has not formally approved a plan for liquidation of NPAMLP at this time.  As such, NPAMLP will continue to report its combined financial statements on a going concern basis until a formal plan of liquidation is approved by the managing general partner.

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

Through December 31, 2012, NPAMLP sold properties that generated approximately $36,602 in net proceeds that have been applied as a reduction of the Threshold amount. NPAMLP has not distributed any sales proceeds to its partners since its organization.

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

Going Concern

The accompanying combined financial statements have been prepared assuming that NPAMLP will continue as a going concern. Although NPAMLP expects to collect approximately $9,300 in future minimum rent in 2013 and has $2,181 of unrestricted cash and $1,890 available under its line of credit as of December 31, 2012 to satisfy future short-term obligations, it does not have the ability to satisfy its wraparound mortgage obligations, totaling $128,617 as of December 31, 2012, which mature and are due in full on December 31, 2013. As disclosed in Note 16, NPAMLP has agreed to deliver deeds of future interest or assignments of future leasehold interest in all of its property holdings in exchange for the satisfaction of the wraparound mortgage indebtedness. As a result, these conditions raise substantial doubt about the NPAMLP’s ability to continue as a going concern. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

(2)	Summary of Significant Accounting Policies

(a)	Rental Property

Rental properties are stated at original cost. Depreciation on buildings and building improvements is calculated on the straight-line method over their estimated useful lives of 30 years and 15 to 39 years, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

NPAMLP accounts for the property owned as tenants-in-common (“TIC”) with unaffiliated third parties using the proportionate consolidation method, in accordance with FASB authoritative guidance. NPAMLP owns an undivided interest in the San Jose property through its 23.9% ownership of 2525 North First Street Holdings, a Delaware Statutory Trust, and does not control the decisions over the property or the other tenant-in-common interests. The financial statements reflect only NPAMLP’s percentage of the TIC’s real property, related mortgage, revenues and expenses. The anchor tenant at this property is Sun Microsystems who has a lease with 2525 North First Street Holdings. NPAMLP’s proportionate share at December 31, 2012 and 2011 was as follows:

	2012	2011
Tenant-in-common property	$22,662	$22,662
Wraparound mortgage payable, net of discount	8,536	10,557

In accordance with FASB authoritative guidance, rental properties are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If impairment indicators are present, recoverability of rental properties is measured by comparison of the carrying amount of the properties to undiscounted future net cash flows expected to be generated by the properties.  The determination of future undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact NPAMLP’s net income.  If any property’s cost is not recoverable from undicounted cash flows an impairment charge will be recognized to the extent the carrying amount of the property exceeds its fair value.  Management determines fair value by utilizing market and income approaches.

The market approach estimates what a potential buyer would pay today.  The key inputs used in the model include, broker quotes, capitalization rates, expected lease up and holding periods or property appraisals. When available, current market information, like comparative sales price, is used to determine capitalization and rental growth rates.  NPAMLP also utilizes the income approach to estimate the fair value of our income producing real estate assets. To the extent that the assumptions used in testing long-lived assets for impairment differ from those of a marketplace participant, the assumptions are modified in order to estimate the fair value of a real estate asset when an impairment charge is measured. In addition to determining future cash flows, which make the estimation of a real estate asset’s undiscounted cash flows highly subjective, the selection of the discount rate and exit capitalization rate used in applying the income approach is also highly subjective.  NPAMLP recorded an impairment to rental property in the amount of $74 in the first quarter of 2012 (See Note 6). There were no impairment charges for the year ended December 31, 2011.

Gains or losses from the sales of property generally are recognized using the full accrual method in accordance with the FASB authoritative guidance. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

(b)	Cash and Cash Equivalents

All highly liquid interest-bearing deposits with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents at December 31, 2012 and 2011 were held in the custody of multiple financial institutions. The balances, at times, may exceed federally insured limits. NPAMLP mitigates this risk by depositing funds with major financial institutions. At December 31, 2012 and 2011, cash was held in multiple accounts maintained at four separate financial institutions. At December 31, 2012 and 2011, the total cash balance held at these institutions was approximately $2,302 and $1,145, respectively. The balances exceeded federally insured limits by $1,669 and $361 at December 31, 2012 and 2011, respectively.

(c)	Restricted Cash

Restricted cash consists principally of amounts held in escrow by lending institutions for real estate taxes.

(d)	Tenant Accounts Receivable

Accounts receivable include current tenant accounts receivable, net of allowances, and other accruals. NPAMLP regularly reviews the collectability of its receivables and the credit worthiness of its tenants and adjusts its allowance for doubtful accounts. If a receivable is ultimately deemed to be uncollectible, it is written off.

(e)	Other Assets

Other assets includes a note receivable from the buyer of the Ardmore, Oklahoma property. Allowances are established based on NPAMLP’s quarterly review of the balance outstanding. Other assets also include certain prepaid expenses and leasing commissions which have been capitalized and amortized over the lives of the respective leases. At December 31, 2012 and 2011, the amount of deferred leasing commissions was $383 and $368, respectively, and the amount of accumulated amortization was $356 and $320, respectively.

(f)	Investment Securities

Investment securities, consisting of mutual funds and exchange traded funds, are classified as available for sale and carried at estimated fair value. Realized gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Unrealized gains and losses on the investment securities are recognized as an adjustment of accumulated other comprehensive income (loss) within partners’ capital.

(g)	Discount on Wraparound Mortgages

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

December 31, 2012 and 2011

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

No provision has been made in the combined financial statements for income taxes, as any such liability is the liability of the individual partners. Under FASB guidance, NPAMLP may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2012 and 2011, NPAMLP does not have a liability for unrecognized tax positions. Income tax returns for the years 2009 to 2012 are subject to review by the Internal Revenue Service.

(j)	Discontinued Operations

The assets and liabilities and results of operations from operations of sold properties are reported as discontinued operations in the accompanying combined financial statements in accordance with the FASB authoritative guidance (see Note 6).

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

(l)	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (" ASU") 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (" ASU 2011-04"). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 became effective during interim and annual periods beginning after December 15, 2011. NPAMLP adopted the provisions of this ASU in the first quarter of 2012. The adoption of this standard did not have a material impact on NPAMLP’s financial position, results of operations or cash flows as a result of this change.

In September 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The amendments to Topic 220 (Comprehensive Income) eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05," to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 became effective for the first interim and annual periods beginning after December 15, 2011. NPAMLP has adopted the provisions of this ASU. Any required changes in presentation requirements and disclosures have been included in the Combined Financial Statements beginning with the first quarter of 2012. The adoption of the standard did not have a material effect on NPAMLP’s Combined Results of Operations and Financial Condition.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

In October 2012, the FASB issued ASU No. 2012-04 (“ASC Update 2012-04), Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments in this ASU that did not have transition guidance were effective upon issuance of the ASU in the fourth quarter of 2012. The amendments that are subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The provisions of this standard which were effective in the fourth quarter of 2012 were adopted by NPAMLP and did not have a material effect on NPAMLP’s 2012 combined results of operations or financial condition. The provisions of this standard which are not yet effective are not anticipated to have any material impact on the NPAMLP’s combined financial statements.

(m)	Reclassifications

Certain amounts from the prior year combined financial statements have been reclassified to conform to the current year presentation. As a result of the disposition of the Seven Hills, Ohio and Kalamazoo, Michigan properties in 2012, the financial results associated with these properties were classified as discontinued operations on the NPAMLP’s Combined Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Capital and the related assets and liabilities as held-for-sale on the Combined Balance Sheets (See Note 6).  These reclassifications had no impact on the NPAMLP’s Combined Statements of Cash Flows.

(3)	Related-Party Transactions

NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner and FII, the equity general partner. EBL&S, Inc. assigned its economic interest as general partner to FII, and FII was admitted as the equity general partner on September 30, 1998. EBL&S, Inc. is owned by E&H Properties, Inc. (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. At its formation, NPAMLP entered into a leasing and property management agreement with EBL&S Property Management, Inc. (EBL&S), which is owned entirely by E&H. Under the agreement, EBL&S is to receive a property management fee equal to 5% of the gross annual rentals collected, including tenant reimbursements for common area maintenance charges, real estate taxes and property insurance. EBL&S is also entitled to receive leasing commissions for obtaining or renewing leases and reimbursement for services provided to NPAMLP for partnership administration. The leasing commissions paid or due to EBL&S are amortized over the life of their respective leases and are included in Other assets on the Combined Balance Sheet. The leasing commissions due to EBL&S are included in Accounts payable and other liabilities on the Combined Balance Sheet. Under the terms of the NPAMLP partnership agreement, the managing general partner is entitled to be reimbursed for its expenses for administering NPAMLP’s affairs. Such administrative expenses are billed to NPAMLP based on the wages and time incurred by EBL&S personnel for such services.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

Management fees and administrative services are paid exclusively to EBL&S and are included in the Combined Statement of Operations. The Wraparound mortgage debt is held by NPAEP, which is controlled by Lipkin. Due to NPAEP, unamortized discount and interest expense are all financial statement accounts, which relate directly to the Wraparound mortgage debt. Other borrowings represent amounts due to E&H Properties of Delaware, Inc., and a subsidiary of E&H (EHD) (See Note 8). Included within Accounts payable and other liabilities as of December 31, 2012, are $2,836 due EBL&S, $149 due EHD and $263 due limited partnerships where Lipkin has a controlling interest. As of December 31, 2011 the amounts included in Accounts payable and other liabilities due to EBL&S, EHD and limited partnerships where Lipkin has a controlling interest were $2,729, $139 and $207, respectively. The amounts due to EBL&S were primarily for property management fees, leasing commissions, legal fees, administrative services and cash advances for debt service.

Amounts charged by EBL&S to NPAMLP for the years ended December 31 were as follows:

	2012	2011
Property management fees	$493	$534
Leasing commissions	15	8
Administrative services and legal fees	165	165

Total	$673	$707

NPAEP owns two parcels in Marquette, Michigan that are ground leased by NPAMLP. NPAMLP’s annual obligation under these leases for the years ended December 31, 2012 and 2011 was $29 and $18, respectively.

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

A company controlled by Lipkin holds purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages aggregated approximately $1,282 and $5,165 at December 31, 2012 and 2011, respectively.

(4)	Tenant Leases

At December 31, 2012 and 2011, NPAMLP effectively owned and operated 22 and 24 properties, respectively, that were comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 79 tenants, under various lease agreements which are treated as operating leases.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

In addition to minimum rental payments, the leases generally provide for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance and renewal options. The leases expire under their original terms at various dates between 2013 and 2035.

Future minimum lease rentals to be received under noncancellable leases for the next five years and thereafter, are approximately:

2013	$9,229
2014	6,819
2015	6,013
2016	4,866
2017	4,341
Thereafter	25,139
Total	$56,407

Rental income includes approximately $115 and $179, related to percentage rents for the years ended December 31, 2012 and 2011, respectively.

(5)	Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems, Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). In 2012 and 2011, Sun Microsystems accounted for approximately 28% and 26%, respectively, of the rental income recognized by NPAMLP. In 2012 and 2011, Sears accounted for approximately 15% and 17%, respectively, of the rental income recognized by NPAMLP and CVS accounted for approximately 10% and 14%, respectively, of the rental income recognized by NPAMLP. As of December 31, 2012, NPAMLP had 1 lease with Sun Microsystems for approximately 250,000 square feet. As of December 31, 2012, NPAMLP had 5 leases with Sears aggregating approximately 497,000 square feet and 5 leases with CVS aggregating approximately 57,000 square feet. As of December 31, 2012 and 2011 the amounts included in accounts receivable from these three tenants was $50 and $2, respectively.

At December 31, 2012, four tenants owed NPAMLP amounts in excess of 10% of total Accounts receivable. Grandview Retail Stores, Sears, Supremo Foods and Emerald Boot Liquors represented 36%, 19%, 18%, and 10%, respectively, of Accounts receivable at December 31, 2012. At December 31, 2011, two tenants owed NPAMLP amounts in excess of 10% of total Accounts receivable. Grandview Retail Stores and Empire Chinese represented 48% and 20%, respectively, of Accounts receivable at December 31, 2011.

(6)	Disposition of Properties and Discontinued Operations

In January 2012, the ground lease on the Seven Hills, Ohio property terminated in accordance with its terms and the buildings were effectively conveyed to the ground owner. As part of this transaction, the ground owner assumed the balance of the underlying indebtedness in the amount of $274, and accordingly, NPAMLP reduced the wraparound mortgages payable by the same amount. In addition, NPAMLP was effectively relieved of the related finance lease obligation in the amount of $550. The net book value of the property at the disposal date was $468. As a result of this transaction, NPAMLP recognized a gain from the disposition of this property of approximately $356.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

In April 2012, NPAMLP and the owner of the land in Kalamazoo, Michigan leased by NPAMLP, entered into an agreement to terminate the ground lease covering this property. The lease for the Anchor Tenant at this property expired in February 2010, and NPAMLP had been actively marketing the space since that time. Under the terms of the ground lease, new tenants for this vacancy required NPAMLP to obtain the consent of the ground owner. NPAMLP was unable to obtain the required consent for a prospective tenant and accordingly, entered into the ground lease termination agreement to forestall any further carrying costs of this vacant property. The ground lease termination agreement also provided that the ground owner reimburse NPAMLP $100 for certain property improvement costs. In addition, NPAMLP was effectively relieved of the related finance lease obligation in the amount of $500. As a result of this transaction, an impairment charge of approximately $74 is included in loss from discontinued operations in the Combined Statements of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit for year ended December 31, 2012. The balance of the wraparound mortgage indebtedness, net of discounts, in the amount of $6,214 remains a liability of NPAMLP.

In accordance with FASB authoritative guidance, the results of operations of properties disposed of or held for sale are classified as Discontinued operations in the Combined Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit.

The combined assets and liabilities as of December 31, 2012 and 2011, and the results of operations of discontinued components classified as discontinued operations for the years ended December 31, 2012 and 2011, are summarized as follows:

Balance Sheet	December 31, 2012	December 31, 2011

Rental property, net	$-	$1,145
Tenant accounts receivable	-	23
Total assets of discontinued operations	$-	$1,168

Wraparound mortgages payable	$-	$274
Accounts payable and other liabilities	-	24
Finance lease obligation	-	1,050
Total liabilities of discontinued operations	$-	$1,348

Statement of Operations	Year Ended
	December 31, 2012	December 31, 2011
Total income	$23	$508
Net gain from disposition of properties	356	-
Total operating expenses	(860)	(1,669)
Loss from operations of discontinued components	$(481)	$(1,161)

(7)	Ground Leases / Finance Lease Obligation

NPAMLP is obligated under nine noncancellable ground leases that expire between 2013 and 2078, excluding renewal options.

During the year ended December 31, 1991, NPAMLP sold the land underlying the Kalamazoo, Michigan, Philadelphia, Pennsylvania and Seven Hills, Ohio properties and simultaneously entered into ground leases to leaseback the land from the buyer that expire between 2012 and 2015. Under the terms of the above 1991 sales, at the expiration of the respective ground leases, including renewal options, title to the buildings will be conveyed to the buyer with no additional consideration and any amounts still outstanding under the respective Wraparound Mortgages will remain the liability of NPAMLP.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

The aggregate proceeds from the three land sales were $1,750 and were recorded as Finance lease obligations. The amounts paid in accordance with these ground leases were $252 and $418 for the years ended December 31, 2012 and 2011, respectively, and are recorded as interest expense. Any gain or loss from the transactions was recognized at the date upon which title to the buildings is conveyed to the ground lessor (see Note 6). During the term of these ground leases, including renewal options, NPAMLP was responsible for maintaining the buildings and building improvements, as well as making the respective mortgage payments.

Future minimum lease payments under all noncancellable ground leases for the next five years and thereafter, as of December 31, 2012 are:

2013	$796
2014	673
2015	482
2016	414
2017	414
Thereafter	5,095
$7,874

Total payments for rental under all ground leases for the years ended December 31, 2012 and 2011 was approximately $1,002 and $1,154, respectively.

(8)	Other Borrowings

NPAMLP has a line of credit with E&H Properties of Delaware, Inc. (EHD), a related party, for EHD to advance up to $2,500 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the resulting agreement, the obligation of EHD to make advances to NPAMLP is at all times the sole and absolute discretion of EHD. The line bears interest based on the prime rate (3.25% at December 31, 2012) and is scheduled to expire in December 2013. Any amounts advanced to NPAMLP are not directly secured by any collateral.

As of December 31, 2012 and 2011, $610 and $194, respectively, was owed by NPAMLP under this line of credit, excluding $149 and $139 in accrued interest at December 31, 2012 and 2011, respectively. Total interest expense under the line of credit for the years ending December 31, 2012 and 2011, was $10 and $6, respectively.

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

In prior years, NPAEP had forgiven the wraparound mortgages remaining after the disposition of properties that were owned by NPAMLP. In accordance with FASB authoritative guidance, such forgiveness from a related party is accounted for as a capital transaction. There was no forgiveness of wraparound mortgage indebtedness in 2012 and 2011.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

NPAMLP adjusts the discount on wraparound mortgages for changes in the projected cash flows. The resultant increase or decrease in the discount is recorded as interest expense in the year of the adjustment. Changes in projected cash flows result primarily from management's re-evaluation of projected cash flows from tenants as well as additional principal payments arising from property sales. In 2012 there was no adjustment to the discount on wraparound mortgages as a result of management’s evaluation of projected cash flows. In 2011, NPAMLP decreased the discount on wraparound mortgages and recognized an increase in interest expense in the amount of $211.

The wraparound mortgages are scheduled to mature on December 31, 2013 and have a stated interest rate of 4.1%. Certain wraparound mortgages are fully amortized over the life of the mortgage loan while other wraparound mortgages require balloon payments to satisfy the wraparound mortgage obligations. Wraparound mortgage principal payment requirements for the next year are approximately $128,617.

(10)	Investment Securities Available for Sale

NPAMLP had no investments in securities available for sale as of December 31, 2012 as it sold its entire investment portfolio during 2012. As of December 31, 2011, Investments in available for sale mutual funds and exchange traded funds were as follows:

	December 31, 2011
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

Exchange traded funds	$760	$-	$(8)	$752
Mutual funds	700	-	(11)	689

Securities available for sale	$1,460	$-	$(19)	$1,441

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

(11)	Partners’ Deficit

Following is a summary of the combined changes in partners’ deficit for the two years ended December 31, 2012 (in thousands except unit data):

	Units			Partners’ Deficit
	General Partners	Limited Partners	Total	General partners	Limited partners	Total

January 1, 2011	1,000	96,752	97,752	$(524)	$(53,678)	$(54,202)

Net loss				(80)	(7,871)	(7,951)
Other comprehensive loss				(1)	(113)	(114)

Comprehensive loss				(81)	(7,984)	(8,065)

December 31, 2011	1,000	96,752	97,752	$(605)	$(61,662)	$(62,267)

Net loss				(70)	(6,939)	(7,009)
Other comprehensive loss				-	-	-

Comprehensive loss				(70)	(6,939)	(7,009)

December 31, 2012	1,000	96,752	97,752	$(675)	$(68,601)	$(69,276)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

(12)	Comprehensive Income (Loss)

Comprehensive income (loss) for the years ended December 31, 2012 and 2011 is included in the statement of operations and comprehensive income (loss). Comprehensive income (loss) represents the total of net loss plus the change in unrealized gains (losses) on investment securities classified as available for sale. As of December 31, 2012, NPAMLP sold its entire portfolio of investment securities available for sale.  As a result, comprehensive loss is equal to the net loss reported for the year ended December 31, 2012.

An analysis of the changes in components of accumulated other comprehensive income (loss) for the years ended December 31, 2012 and 2011 is as follows:

	Year ended December 31,
	2012	2011
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$22	$(88)
Less: reclassification for realized gain included in net loss	22	26
Other comprehensive income (loss)	$-	$(114)

(13)	Commitments and Contingencies

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

(14)	Disclosure of Fair Value of Financial Instruments

In addition to the disclosures in Note 15 for assets and liabilities which are recorded at fair value on the combined balance sheets, GAAP also requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at December 31, 2012 and 2011.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, accounts receivable, accounts payable and other liabilities are carried at amounts which reasonably approximate their fair values due to their short term nature as of December 31, 2012 and 2011.

NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at December 31, 2012 and December 31, 2011. NPAMLP classifies the fair value of the wraparound mortgages within Level 3 of the valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.

(15)	Fair Value Measurements

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

•   Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

The following is a description of the valuation methodologies used for the investments measured at fair value at, including the general classification of such instruments pursuant to the valuation hierarchy:

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

There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2012 and December 31, 2011. There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2012. Fair value measurements for assets and liabilities that are measured a fair value on a recurring basis at December 31, 2011 are as follows:

	Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3

Investment Securities:
Exchange traded funds:
US Treasury short term bonds	$752	$752	$-	$-
Mutual funds:
US Treasury short term bonds	689	689	-	-

Total	$1,441	$1,441	$-	$-

(16)	Future Interest Agreement

In March 2003 NPAMLP, NPAEP and PVPG, entered into an Agreement, effective as of January 1, 2003 (the “2003 Agreement”), in which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgage held by NPAEP and PVPG. The terms of the 2003 Agreement provided that NPAEP and PVPG: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount (the reduction in the interest rate was evaluated by NPAMLP in accordance with the FASB authoritative guidance, and was determined not to be a substantial modification of terms as defined therein); (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

(c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the assignment of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note. In consideration for the above, NPAMLP modified the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships. In addition NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP’s right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.

The Managing General Partner believes that the execution of the 2003 Agreement had the following effects for NPAMLP as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and the PVPG Wrap Notes: (i) NPAMLP realized significant reductions in interest that it otherwise would have been obligated to pay during the period between January 1, 2003 and December 31, 2012 and (ii) NPAMLP has been able to allocate a greater portion of its available cash flow to principal repayments.

The Wrap Mortgages owned by NPAEP are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP during 2013, the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $108,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s managing general partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP. NPAMLP’s Managing General Partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP has agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement shall be borne by NPAEP. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement preserved all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

In December 2012, NPAEP sold its rights to acquire the properties of NPAMLP under the 2003 Agreement for $100 in cash to EBL&S Realty, LLC. (“EBR”), a company in which Lipkin owns a minority interest. The majority interest in EBR is owned by employees of EBL&S Property Management, Inc. and its affiliates. It is contemplated that EBR or its affiliates, will acquire the properties of NPAMLP effective as of December 31, 2013 pursuant to the 2003 Agreement.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

December 31, 2012 and 2011

(dollars in thousands)

(17)	Note Receivable

In March 2012, NPAMLP entered into an agreement with the buyer of the Ardmore, Oklahoma property in settlement of a past due note receivable. The agreement provides that principal payments aggregating $670, plus interest on unpaid principal at 6% per annum, are due NPAMLP in monthly installments from March 2012 through May 2014. The original promissory note was in the amount of $480, for which NPAMLP had recorded $430 as an allowance for doubtful accounts at December 31, 2011. During 2012 the buyer made all of the required installments due under the agreement. NPAMLP reversed the allowance based on its reassessment of the collectibility of the note receivable.

(18)	Deferred Revenue

Under the terms of the respective leases at the Grand Rapids, Michigan and Rockville, Maryland properties, the anchor tenant had the option of either refinancing the existing underlying indebtedness or paying it off. In January 2012, the Anchor Tenant elected to satisfy the underlying indebtedness in full on both properties in the approximate amount of $4,121. As a result, NPAMLP reduced the wraparound mortgages payable balance on these properties in the same amount. In accordance with the FASB authoritative guidance, NPAMLP recognized deferred lease revenue that will be amortized on a straight line basis over the balance of the related lease terms. The deferred revenue recognized with respect to these leases for the year ended December 31, 2012 was $341. At December 31, 2012, included in deferred revenue on the balance sheet is $3,870 related to these leases. The remaining balance of the deferred revenue balance represents prepayments of tenant rental income.

