Form 10-Q
period 2013-03-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2013-05-14
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission file number:	000-24816

National Property Analysts Master Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 South Broad Street, Mezzanine
Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2013
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Condensed Balance Sheets

(in thousands)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Rental property, at cost:
Land	$6,946	$6,946
Buildings	99,954	99,715
Tenant-in-common property	22,662	22,662
	129,562	129,323
Less: accumulated depreciation	75,619	74,944
Rental property, net	53,943	54,379

Cash and cash equivalents	1,969	2,181
Restricted cash	839	140
Tenant accounts receivable, net of allowance of $30 as of March 31, 2013 and December 31, 2012, respectively	330	234
Unbilled rent receivable	1,306	1,245
Other assets, net (1)	785	493

Total assets	$59,172	$58,672

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$128,241	$128,617
Less: unamortized discount based on imputed interest rate of 12% (1)	9,739	13,017

Wraparound mortgages payable less unamortized discount (1)	118,502	115,600

Due to NPAEP (1)	3,079	3,422
Other borrowings (1)	955	610
Accounts payable and other liabilities (1)	3,490	3,576
Deferred revenue	3,810	4,040
Finance lease obligation	700	700

Total liabilities	130,536	127,948

Partners' deficit	(71,364)	(69,276)

Total liabilities and partners' deficit	$59,172	$58,672

(1) See Note 3: Related Party Transactions.

See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Condensed Statements of Operations, Comprehensive Income (Loss) and Changes in Partners' Deficit (unaudited)

(in thousands, except per-unit data)

	Three months ended March 31,
	2013	2012
Income:
Rental income	$3,074	$2,924
Other charges to tenants	750	704
Interest and dividend income	5	10
Total income	3,829	3,638

Expenses:
Interest expense (1)	3,563	3,537
Real estate taxes	676	688
Management fees (1)	128	133
Common area maintenance expenses	436	326
Ground rent (1)	193	187
Repairs and maintenance	75	36
General and administrative (1)	162	138
Impairment of rental property	-	74
Depreciation	675	695
Amortization	9	10
Total expenses	5,917	5,824
Loss before other income and discontinued operations	(2,088)	(2,186)

Other income (loss):
Realized loss on investment securities	-	(1)
Loss from continuing operations	(2,088)	(2,187)

Discontinued operations:
Income from operations of discontinued components, including net gain from disposition of property of $356 in 2012	-	310
Net loss	(2,088)	(1,877)

Other comprehensive income:
Net change in unrealized gains on investment securities	-	21
Comprehensive loss	(2,088)	(1,856)

Partners' deficit:
Beginning of period	(69,276)	(62,267)

End of period	$(71,364)	$(64,123)

Loss per unit from continuing operations	$(21.36)	$(22.37)
Income (loss) per unit from discontinued operations	-	3.17
Net loss per unit	$(21.36)	$(19.20)
Weighted average units outstanding	97,752	97,752

(1) See Note 3: Related Party Transactions.

See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Condensed Statements of Cash Flows (unaudited)

(in thousands, except per-unit data)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,088)	$(1,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	684	710
Amortization of discount (1)	3,278	3,194
Impairment of rental property	-	74
Net gain on disposition of properties	-	(356)
Realized loss on investment securities	-	1
Change in assets and liabilities
Increase in tenant accounts receivable	(96)	(159)
(Increase) decrease in unbilled rent receivable	(61)	2
Decrease in other assets (1)	77	148
(Decrease) increase in accounts payable and other liabilities (1)	(86)	95
(Decrease) increase in deferred revenue	(230)	3,979
Net cash provided by operating activities	1,478	5,811

Cash flows from investing activities:
Improvements to rental property	(239)	(277)
Increase in restricted cash	(699)	(64)
Purchases of investment securities	-	(603)
Sales of investment securities	-	755
Net cash used in investing activities	(938)	(189)

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(1,918)	(5,962)
Proceeds from wraparound mortgages (1)	810	-
Proceeds from other borrowings (1)	345	-
Increase in due to NPAEP	11	11
Net cash (used in) financing activities	(752)	(5,951)

Decrease in cash and cash equivalents	(212)	(329)

Cash and cash equivalents:
Beginning of period	2,181	897

End of period	$1,969	$568

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$234	$267
Supplemental disclosure of non-cash investing and financing activities:
Reduction of wraparound mortgages from assumption of debt	$-	$274
Increase in wraparound mortgages from tenant-in-common debt refinancing	$732	$-
Reduction in due to NPAEP obligation from tenant-in-common debt refinancing	$354	$-
Reduction in finance lease obligation related to disposition of property	$-	$550

(1) See Note 3: Related Party Transactions.

See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

March 31, 2013

(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited Combined Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although NPAMLP believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These Combined Condensed Financial Statements should be read in conjunction with the Combined Condensed Financial Statements and notes thereto filed with our Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the financial results that may be expected for the full year ended December 31, 2013.

Reclassifications

Certain amounts from the prior year combined condensed financial statements have been reclassified to conform to the current year presentation. As a result of the dispositions of the Seven Hills, Ohio and Kalamazoo, Michigan properties in 2012, the financial results associated with these properties were classified as discontinued operations on the NPAMLP’s Combined Condensed Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Capital for the three months ended March 31, 2012 (See Note 7).  These reclassifications had no impact on the NPAMLP’s Combined Condensed Balance Sheets as of March 31, 2013 and December 31, 2012 and Statements of Cash Flows for the three months ended March 31, 2013 and 2012.

Note 2: Formation and Description of Business and Going Concern

National Property Analysts Master Limited Partnership (NPAMLP), a limited partnership, was formed effective January 1, 1990. NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner, and Feldman International, Inc. (“FII”), the equity general partner.

The properties included in NPAMLP consist primarily of regional shopping centers or malls with national retailers as anchor tenants. The ownership and operations of these properties have been combined in NPAMLP. NPAMLP intends to hold the properties until such time as it is deemed prudent to dispose of them. The precise timing of disposition of the properties is at the discretion of the managing general partner. In accordance with the partnership agreement, the partnership is scheduled to terminate on December 31, 2013, however, the managing general partner has not formally approved a plan for liquidation of NPAMLP at this time. As such, NPAMLP will continue to report its combined condensed financial statements on a going concern basis until a formal plan of liquidation is approved by the managing general partner.

The financial statements include the accounts of partnerships that contributed their interests to NPAMLP and certain partnerships whose partnership interests were not contributed as of the effective date of NPAMLP’s formation on January 1, 1990, but were allocated their interests in NPAMLP as if their partnership interests had been contributed on January 1, 1990.

Going Concern

The accompanying combined condensed financial statements have been prepared assuming that NPAMLP will continue as a going concern. Although NPAMLP expects to collect approximately $6,922 in future minimum rent in 2013 and has $1,969 of unrestricted cash and $1,545 available under its line of credit as of March 31, 2013 to satisfy future short-term obligations, it does not have the ability to satisfy its wraparound mortgage obligations, totaling $128,241 as of March 31, 2013, which mature and are due in full on December 31, 2013. As disclosed in Note 5, NPAMLP has agreed to deliver deeds of future interest or assignments of future leasehold interest in all of its property holdings in exchange for the satisfaction of the wraparound mortgage indebtedness. As a result, these conditions raise substantial doubt about the NPAMLP’s ability to continue as a going concern. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

March 31, 2013

(dollars in thousands)

Although the Managing General Partner has not approved a plan of liquidation, as noted above, under the terms of the Partnership Agreement, NPAMLP is scheduled to dissolve on December 31, 2013. The remaining NPAMLP assets not subject to the 2003 Agreement will be liquidated and used to satisfy NPAMLP obligations other than the Wrap Mortgages. To the extent that the remaining assets exceed the amount of the remaining obligations, that excess will be distributed to the Limited Partners in accordance with their ownership interests. It is not anticipated that NPAMLP will be in a position to distribute any excess proceeds from the liquidation of its assets to the Limited Partners upon its dissolution. To the extent that the remaining obligations exceed the amount of the remaining assets, then the proceeds of the remaining assets will be used to satisfy NPAMLP obligations other than the Wrap Mortgages on a pro-rata basis or on such other basis as may be required by law.

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (“EBL&S”), which is owned entirely by E&H Properties, Inc (“E&H”), a corporation owned and controlled by Edward B. Lipkin (“Lipkin”), a related party. Management fees are paid exclusively to EBL&S and are included in Management fees in the Combined Condensed Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Other assets on the Combined Condensed Balance Sheets . Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (“NPAEP”) holds the Wraparound mortgages payable. Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable. Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H, and controlled by Lipkin. Included within Accounts payable and other liabilities are $2,862 and $2,836 due EBL&S at March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (3.25% at March 31, 2013), and expires in December 2013. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of March 31, 2013, there were $955 of advances and $155 of related accrued interest due under the NPAMLP Line.

NPAEP owns two parcels in Marquette, Michigan that are ground leased by NPAMLP. NPAMLP’s obligation under these leases for the three month periods ended March 31, 2013 and 2012 was $8 and $6, respectively.

Note 4: Major Tenants

NPAMLP’s primary anchor tenants are Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). The number of locations, gross leasable area (“GLA”) and percentage of minimum rent for these tenants for the three-month period ended March 31, 2013 and 2012 are detailed in the table below. As of March 31, 2013, Sears owed $128, representing the annual lump-sum real estate tax invoice for one of its locations, billed during the first quarter of 2013. Neither Sun Microsystems nor CVS had outstanding balances due under any leases with NPAMLP.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

March 31, 2013

(dollars in thousands)

	As of March 31, 2013			As of March 31, 2012
Tenant	No. of Locations	GLA	% of Minimum Rent	No. of Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	28%	1	249,832	27%
Sears	5	497,443	14%	5	497,443	15%
CVS	5	56,770	10%	5	56,770	13%

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

The Managing General Partner believes that the execution and delivery of the 2003 Agreement had the following effects for NPAMLP as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and The PVPG Wrap Notes (i) NPAMLP realized significant reductions in interest that it otherwise would have been obligated to pay during the period between January 1, 2003 and December 31, 2013 when these loans mature and (ii) NPAMLP has been able to allocate a greater portion of its available cash flow to principal repayments.

The Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the interim period (through 2013) the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $110,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s Managing General Partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP. NPAMLP’s Managing General Partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP has agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement will be borne by NPAEP. The Managing General Partner believes that the result of the forgoing actions taken pursuant to the 2003 Agreement will preserve all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

March 31, 2013

(dollars in thousands)

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

As of March 31, 2013, NPAMLP was obligated for $254 in capital commitments for tenant improvements at the Urbana, Illinois property.

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

March 31, 2013

(dollars in thousands)

There were no combined assets or liabilities resulting from operations of discontinued components classified as discontinued operations as of March 31, 2013 and December 31, 2012. The combined results of operations of discontinued components classified as discontinued operations for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three month period ended
Combined Condensed Statements of Operations	March 31, 2013	March 31, 2012
Total income	$-	$17
Net gain from disposition of properties	-	356
Total operating expenses	-	(63)
Income from operations of discontinued components	$-	$310

Note 8: Deferred Revenue

Under the terms of the respective leases at the Grand Rapids, Michigan and Rockville, Maryland properties, the Anchor Tenant had the option of either refinancing the existing underlying indebtedness or paying it off. In January 2012, the Anchor Tenant elected to satisfy the underlying indebtedness in full on both properties in the approximate amount of $4,121. As a result, NPAMLP reduced the wraparound mortgages payable balance on these properties in the same amount. In accordance with the FASB authoritative guidance, NPAMLP recorded deferred lease revenue that will be amortized on a straight line basis to income over the balance of the respective lease terms. The deferred revenue recognized with respect to these leases for each of the three months ended March 31, 2013 and 2012 was $85. At March 31, 2013, included in deferred revenue on the combined condensed balance sheet is $3,695 related to these leases. The remaining balance of the deferred revenue balance represents prepayments of tenant rental income.

Note 9: Disclosure of Fair Value of Financial Instruments

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at March 31, 2013 and December 31, 2012.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values due to their short term nature as of March 31, 2013 and December 31, 2012.

In accordance with FASB authoritative guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at March 31, 2013 and December 31, 2012. NPAMLP classifies the fair value of the wraparound mortgages within Level 3 of the valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

March 31, 2013

(dollars in thousands)

Note 10: Comprehensive Income (Loss)

Comprehensive income (loss) represents the total of net loss plus the change in unrealized gains (losses) on investment securities classified as available for sale. Comprehensive income (loss) for the three months ended March 31, 2013 and 2012 is included in the statements of operations, comprehensive income (loss) and changes in Partners’ deficit. As of December 31, 2012, NPAMLP sold its entire portfolio of investment securities available for sale.  As a result, comprehensive loss is equal to the net loss reported for the three months ended March 31, 2013. Comprehensive loss for the three months ended March 31, 2013 and 2012 was $2,088 and $1,856, respectively. Accumulated other comprehensive income was $0 and $21 at March 31, 2013 and 2012, respectively.

An analysis of the changes in components of accumulated other comprehensive income (loss) for the three months ended March 31, 2012 is as follows:

March 31, 2012
Other comprehensive income (loss):

Unrealized gain on investment securities	$20

Less: reclassification for realized (loss) gain included in net income	(1)

Other comprehensive income (loss)	$21

Note 11: Recent Accounting Pronouncements

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

In April 2013, the FASB issued ASU No. 2013-07 (“ASU Updated 2013-07”), Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU provides guidance on the application of the liquidation basis of accounting as provided by U.S. GAAP. The guidance will improve the consistency of financial reporting for liquidating entities. The guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. NPAMLP is currently evaluating the effect that this ASU will have on its combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

March 31, 2013

(dollars in thousands)

Note 12: Tenant-in-common property debt refinancing

NPAMLP owns an undivided interest in the San Jose, California property through its 23.9% ownership of 2525 North First Street Holdings, a Delaware Statutory Trust, and does not control the decisions over the property or the other tenant-in-common (“TIC”) interests. As a result, the combined condensed financial statements reflect only NPAMLP’s percentage of the TIC’s real property, related mortgage, revenues and expenses.  In March 2013, the independent manager of the TIC property successfully refinanced the third party underlying mortgage on the property. NPAMLP treated the debt refinancing as a debt modification for accounting purposes. As a result of the refinancing, NPAMLP received $810 in proceeds, of which $714 was recorded as restricted cash, and assumed an additional $1,542 in wraparound mortgages payable. Also, $257 in deferred leasing commissions and $475 in deferred loan fees were recorded on the combined condensed balance sheet as a result of this transaction. In addition, NPAEP paid $354 of the deferred loan fees related to the tenant-in-common debt refinancing. This resulted in a reduction of $354 in deferred loan fees and due to NPAEP in NPAMLP’s combined condensed balance sheet.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

March 31, 2013

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

Liquidity and Capital Resources

Net cash provided by operating and used by investing activities for the three-month period ended March 31, 2013 was $1,478 and $938, respectively. The primary sources of cash were from operating activities of $1,478 and proceeds from wraparound mortgages and other borrowings of $1,155. Net cash used in financing activities was $752. The primary uses of cash were $239 in capital improvement to the Urbana, Illinois property and payments on wraparound mortgages of $1,918. As a result of the above, there was a $212 decrease in cash and cash equivalents for the three months ended March 31, 2013.

As of March 31, 2013, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (3.25% at March 31, 2013), and expires in December 2013. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of March 31, 2013, there were $955 of advances and $155 of related accrued interest under the NPAMLP Line.

As of March 31, 2013, the third party underlying mortgages were current for all the properties.

As of March 31, 2013, NPAMLP was obligated for $254 in capital commitments for tenant improvements at the Urbana, Illinois property.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

March 31, 2013

(dollars in thousands)

The accompanying combined condensed financial statements have been prepared assuming that NPAMLP will continue as a going concern. Although NPAMLP expects to collect approximately $6,922 in future minimum rent in 2013 and has $1,969 of unrestricted cash and $1,545 available under its line of credit as of March 31, 2013 to satisfy future short-term obligations, it does not have the ability to satisfy its wraparound mortgage obligations, totaling $128,241 as of March 31, 2013, which mature and are due in full on December 31, 2013. As disclosed in Note 5, NPAMLP has agreed to deliver deeds of future interest or assignments of future leasehold interest in all of its property holdings in exchange for the satisfaction of the wraparound mortgage indebtedness. As a result, these conditions raise substantial doubt about the NPAMLP’s ability to continue as a going concern. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

There were no significant changes to NPAMLP’s critical accounting policies and estimates during the three-month period ended March 31, 2013.

Results of Operations

NPAMLP owned 22 and 23 properties, respectively, at March 31, 2013 and 2012.

The loss from continuing operations for the three-month period ended March 31, 2013 versus March 31, 2012, decreased by $99. The decrease in the loss from continuing operations was primarily due to an increase in minimum rent of $150, a decrease in depreciation of $20, and the impairment of rental property recognized in the first quarter of 2012 of $74. This was partially offset by an increase in common area maintenance of $110, repairs and maintenance of $39, and general and administrative expenses of $24 in the first quarter of 2013. The increase in minimum rent was primarily due to a tenant that expanded its store in Marquette, Michigan. The decrease in depreciation expense was due to certain properties becoming fully depreciated and the disposition of the property in Seven Hills, Ohio. The increase in common area expenses was primarily due to higher snow removal costs during 2013. The increase in general and administrative expenses was due to higher legal fees in 2013 related to a dispute with a former tenant and proposed zoning at the Lake Mary, Florida property.

Income from discontinued operations for the three months ended March 31, 2012 relates to the operating activity of two properties (Seven Hills, Ohio and Kalamazoo, Michigan) that were disposed of during 2012. Income from discontinued operations of $310 for the three months ended March 31, 2012 consists of a gain on disposal of the Seven Hills property of $356, offset by a net loss from operations of $46. There was no discontinued operations activity for the three months ended March 31, 2013.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

March 31, 2013

(dollars in thousands)

Factors That May Influence Future Results of Operations

Economic Conditions.     In the United States, recent market and economic conditions have resulted in tighter credit conditions and limited growth through the first quarter of 2013. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Since there are no balloon payments due on the third party underlying mortgages until 2016, NPAMLP has less exposure to these credit conditions. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our tenants and consequently, NPAMLP’s liquidity. If these market conditions continue, they may limit the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

March 31, 2013

(dollars in thousands)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

NPAMLP’s managing general partner, equity general partner and its agent’s chief financial officer, after evaluating the effectiveness of the design and operation of NPAMLP’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that NPAMLP’s disclosure controls and procedures were effective for the three month period ending March 31, 2013. Disclosure controls and procedures ensure that information to be disclosed in reports that the NPAMLP files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensure that information required to be disclosed in the reports that NPAMLP files or submits under the Exchange Act is accumulated and communicated to  NPAMLP's management, including its managing general partner, equity general partner and its agent's chief financial officer, to allow timely decisions regarding required disclosure.

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

March 31, 2013

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

March 31, 2013

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Property Analysts Master Limited Partnership
(Registrant)

Date:	May 14, 2013

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name:	Robert McKinney
Title:	President

