Form 10-Q
period 2013-06-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2013-08-14
CIK 926843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission file number:	000-24816

National Property Analysts Master Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 South Broad Street, Mezzanine
Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2013
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Combined Condensed Financial Statements (Unaudited)

Combined Condensed Balance Sheets - June 30, 2013 and December 31, 2012	1

Combined Condensed Statements of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit - Three and six months ended June 30, 2013 and 2012	2

Combined Condensed Statements of Cash Flows - Six months ended June 30, 2013 and 2012	3

Notes to Combined Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	13

Item 4. Controls and Procedures.	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4. Mine Safety Disclosures.	14

Item 5. Other Information.	14

Item 6. Exhibits.	14

SIGNATURES

Signatures	15

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Condensed Balance Sheets

(in thousands)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Rental property, at cost:
Land	$6,946	$6,946
Buildings	100,139	99,715
Tenant-in-common property	22,662	22,662
	129,747	129,323
Less: accumulated depreciation	76,263	74,944
Rental property, net	53,484	54,379

Cash and cash equivalents	2,195	2,181
Restricted cash	804	140
Tenant accounts receivable, net of allowance of $30 as of June 30, 2013 and December 31, 2012, respectively	269	234
Unbilled rent receivable	1,284	1,245
Other assets, net (1)	718	493

Total assets	$58,754	$58,672

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$126,666	$128,617
Less: unamortized discount based on imputed interest rate of 12% (1)	6,494	13,017

Wraparound mortgages payable less unamortized discount (1)	120,172	115,600

Due to NPAEP (1)	3,090	3,422
Other borrowings (1)	1,069	610
Accounts payable and other liabilities (1)	3,464	3,576
Deferred revenue	3,869	4,040
Finance lease obligation	700	700

Total liabilities	132,364	127,948

Partners' deficit	(73,610)	(69,276)

Total liabilities and partners' deficit	$58,754	$58,672

(1) See Note 3: Related Party Transactions.

See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Condensed Statements of Operations, Comprehensive Income (Loss) and Changes in Partners' Deficit (unaudited)

(in thousands, except per-unit data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income:
Rental income	$2,828	$2,960	$5,902	$5,884
Other charges to tenants	744	649	1,494	1,355
Interest and dividend income	4	12	9	20
Total income	3,576	3,621	7,405	7,259

Expenses:
Interest expense (1)	3,533	3,319	7,096	6,652
Real estate taxes	674	697	1,350	1,385
Management fees (1)	127	133	255	267
Common area maintenance expenses	418	383	854	709
Ground rent (1)	187	188	380	375
Repairs and maintenance	48	13	123	49
General and administrative (1)	182	149	344	287
Depreciation	644	695	1,319	1,390
Amortization	9	12	18	22
Total expenses	5,822	5,589	11,739	11,136
Loss before other income and discontinued operations	(2,246)	(1,968)	(4,334)	(3,877)

Other income:
Realized gains on investment securities	-	1	-	21
Loss from continuing operations	(2,246)	(1,967)	(4,334)	(3,856)

Discontinued operations:
Loss from operations of discontinued components, including net gain from disposition of property of $356 in 2012	-	(172)	-	(139)
Net loss	(2,246)	(2,139)	(4,334)	(3,995)

Other comprehensive income (loss):
Net change in unrealized gains on investment securities	-	-	-	-
Comprehensive loss	(2,246)	(2,139)	(4,334)	(3,995)

Partners' deficit:
Beginning of period	(71,364)	(64,123)	(69,276)	(62,267)

End of period	$(73,610)	$(66,262)	$(73,610)	$(66,262)

Loss per unit from continuing operations	$(22.98)	$(20.12)	$(44.34)	$(39.45)
Loss per unit from discontinued operations	-	(1.76)	-	(1.42)
Net loss per unit	$(22.98)	$(21.88)	$(44.34)	$(40.87)
Weighted average units outstanding	97,752	97,752	97,752	97,752

(1) See Note 3: Related Party Transactions.

See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Condensed Statements of Cash Flows (unaudited)

(in thousands, except per-unit data)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,334)	$(3,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,337	1,417
Amortization of discount (1)	6,523	6,389
Realized gains on investment securities	-	(21)
Impairment of rental property	-	74
Net gain on disposition of properties	-	(356)
Change in assets and liabilities
Increase in tenant accounts receivable	(35)	(118)
(Increase) decrease in unbilled rent receivable	(39)	12
Decrease in other assets (1)	135	290
Increase (decrease) in accounts payable and other liabilities (1)	(112)	261
Increase (decrease) in deferred revenue	(171)	3,929
Net cash provided by operating activities	3,304	7,882

Cash flows from investing activities:
Proceeds from disposition of properties	-	100
Improvements to rental property	(424)	(515)
Increase in restricted cash	(664)	(23)
Purchases of investment securities	-	(607)
Sales of investment securities	-	2,067
Net cash (used in) provided by investing activities	(1,088)	1,022

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(3,493)	(7,822)
Proceeds from wraparound mortgages (1)	810	-
Proceeds from other borrowings (1)	459	-
Increase in due to NPAEP (1)	22	22
Net cash used in financing activities	(2,202)	(7,800)

Increase in cash and cash equivalents	14	1,104

Cash and cash equivalents:
Beginning of period	2,181	897

End of period	$2,195	$2,001

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$453	$516
Supplemental disclosure of non-cash investing and financing activities:
Reduction of wraparound mortgages from assumption of debt	$-	$274
Increase in wraparound mortgages from tenant-in-common debt refinancing	$732	$-
Reduction in due to NPAEP obligation from tenant-in-common debt refinancing	$354	$-
Reduction in finance lease obligation related to disposition of property	$-	$1,050

(1) See Note 3: Related Party Transactions.

See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

June 30, 2013

(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited Combined Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although NPAMLP believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These Combined Condensed Financial Statements should be read in conjunction with the Combined Condensed Financial Statements and notes thereto filed with our Form 10-K for the year ended December 31, 2012. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the financial results that may be expected for the full year ended December 31, 2013.

Note 2: Formation and Description of Business

National Property Analysts Master Limited Partnership (“NPAMLP”), a limited partnership, was formed effective January 1, 1990. NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner, and Feldman International, Inc. (“FII”), the equity general partner.

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

Going Concern

The accompanying combined condensed financial statements have been prepared assuming that NPAMLP will continue as a going concern. Although NPAMLP expects to collect approximately $4,260 in future minimum rent in 2013 and has $2,195 of unrestricted cash and $1,431 available under its line of credit as of June 30, 2013 to satisfy future short-term obligations, it does not have the ability to satisfy its wraparound mortgage obligations, totaling $126,666 as of June 30, 2013, which mature and are due in full on December 31, 2013. As disclosed in Note 5, NPAMLP has agreed to deliver deeds of future interest or assignments of future leasehold interest in all of its property holdings in exchange for the satisfaction of the wraparound mortgage indebtedness. As a result, these conditions raise substantial doubt about the NPAMLP’s ability to continue as a going concern. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 30, 2013

(dollars in thousands)

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

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (“EBL&S”), which is owned entirely by E&H Properties, Inc (“E&H”), a corporation owned and controlled by Edward B. Lipkin (“Lipkin”), a related party. Management fees are paid exclusively to EBL&S and are included in management fees in the Combined Condensed Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in other assets, net on the Combined Condensed Balance Sheet at June 30, 2013. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in general and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (“NPAEP”) holds the Wraparound mortgages payable. Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable. Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H, and controlled by Lipkin. Included within accounts payable and other liabilities are $2,888 and $2,836 due EBL&S at June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (3.25% at June 30, 2013), and expires in December 2013. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of June 30, 2013, there were $1,069 of advances and $163 of related accrued interest due under the NPAMLP Line.

NPAEP owns two parcels in Marquette, Michigan that are ground leased by NPAMLP. NPAMLP’s obligations under these leases for the three and six month periods ended June 30, 2013 was $8 and $17, respectively, and $8 and $13, respectively, for the three and six month periods ended June 30, 2012.

Note 4: Major Tenants

NPAMLP’s primary anchor tenants during the six month periods ended June 30, 2013 and 2012 were Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). The lease with Sun Microsystems expired at the end of May 2013 and the space and the tenant-in-common property was re-tenanted with two new tenants. The number of locations, gross leasable area (“GLA”) and percentage of minimum rent for these tenants for the six-month periods ended June 30, 2013 and 2012 are detailed in the table below. As of June 30, 2013, Sears and CVS each had outstanding balances on one of their five locations, totaling $1 and $4, respectively. Sun Microsystems had no outstanding balance due under its leases with NPAMLP at June 30, 2013.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

June 30, 2013

(dollars in thousands)

For the six months ended June 30, 2013 and 2012, the percentage of NPAMLP’s rental income derived from tenants in excess of 10% of total rental income was as follows:

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
Tenant	No. of Locations	GLA	% of Minimum Rent	No. of Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	26%	1	249,832	27%
Sears	5	497,445	15%	5	497,445	15%
CVS	5	56,770	11%	5	56,770	11%

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

June 30, 2013

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

As of June 30, 2013, NPAMLP was obligated for $97 in capital commitments primarily for tenant improvements at its Urbana, Illinois property.

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

June 30, 2013

(dollars in thousands)

In accordance with FASB authoritative guidance, the results of operations of properties disposed of or held for sale are classified as Discontinued operations in the Combined Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit.

There were no combined assets or liabilities resulting from operations of discontinued components classified as discontinued operations as of June 30, 2013 and December 31, 2012. The combined results of operations of discontinued components classified as discontinued operations for the three and six month periods ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total income	$-	$5	$-	$21

Net gain from disposition of properties	-	-	-	356

Total expenses	-	(177)	-	(516)
Loss from operations of discontinued components	$-	$(172)	$-	$(139)

Note 8: Deferred Revenue

Under the terms of the respective leases at the Grand Rapids, Michigan and Rockville, Maryland properties, the Anchor Tenant had the option of either refinancing the existing underlying indebtedness or paying it off. In January 2012, the Anchor Tenant elected to satisfy the underlying indebtedness in full on both properties in the approximate amount of $4,121. As a result, NPAMLP reduced the wraparound mortgages payable balance on these properties in the same amount. In accordance with the FASB authoritative guidance, NPAMLP recorded deferred lease revenue that will be amortized on a straight line basis to income over the balance of the respective lease terms. The deferred revenue recognized as revenue with respect to these leases for each of the three and six month periods ended June 30, 2013 and 2012 was $85 and $170, respectively. At June 30, 2013, included in deferred revenue on the combined condensed balance sheet is $3,610 related to these leases. The remaining balance of the deferred revenue represents prepayments of tenant rental income.

Note 9: Disclosure of Fair Value of Financial Instruments

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of its financial instruments at June 30, 2013 and December 31, 2012. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values due to their short term nature as of June 30, 2013 and December 31, 2012.

In accordance with FASB authoritative guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at June 30, 2013 and December 31, 2012. NPAMLP classifies the fair value of the wraparound mortgages within Level 3 of the valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)

June 30, 2013

(dollars in thousands)

Note 10: Comprehensive Income (Loss)

Comprehensive income (loss) represents the total of net loss plus the change in unrealized gains (losses) on investment securities classified as available for sale. Comprehensive income (loss) for the three and six month periods ended June 30, 2013 and 2012 is included in the statements of operations, comprehensive income (loss) and changes in Partners’ deficit. As of December 31, 2012, NPAMLP sold its entire portfolio of investment securities available for sale.  As a result, comprehensive loss is equal to the net loss reported for the three and six months ended June 30, 2013. Comprehensive loss for the three months ended June 30, 2013 and 2012 was $2,246 and $2,139, respectively. Comprehensive loss for the six months ended June 30, 2013 and 2012 was $4,334 and $3,995, respectively. Accumulated other comprehensive income was $0 at June 30, 2013 and 2012.

An analysis of the changes in components of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2012 is presented as follows:

	Three months ended,	Six months ended,
	June 30, 2012	June 30, 2012
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$1	$21
Less: reclassification for realized (loss) gain included in net loss	1	21
Other comprehensive income (loss)	$-	$-

Note 11: Recent Accounting Pronouncements

In October 2012, the FASB issued ASU No. 2012-04 (“ASC Update 2012-04”), Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments in this ASU that did not have transition guidance were effective upon issuance of the ASU in the fourth quarter of 2012. The amendments that are subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The provisions of this standard which were effective in the fourth quarter of 2012 were adopted by NPAMLP and did not have a material effect on NPAMLP’s 2012 combined results of operations or financial condition. The provisions of this standard which are not yet effective are not anticipated to have any material impact on the NPAMLP’s combined financial statements.

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

June 30, 2013

(dollars in thousands)

Note 12: Tenant-in-common Property Debt Refinancing

NPAMLP owns an undivided interest in the San Jose, California property through its 23.9% ownership of 2525 North First Street Holdings, a Delaware Statutory Trust, and does not control the decisions over the property or the other tenant-in-common (“TIC”) interests. As a result, the combined condensed financial statements reflect only NPAMLP’s percentage of the TIC’s real property, related mortgage, revenues and expenses.  In March 2013, the independent manager of the TIC property successfully refinanced the third party underlying mortgage on the property. NPAMLP treated the debt refinancing as a debt modification for accounting purposes. As a result of the refinancing, NPAMLP received $810 in proceeds, of which $714 was recorded as restricted cash, and assumed an additional $1,542 in wraparound mortgages payable. Also, $257 in leasing commissions and $475 in loan fees were deferred on the combined condensed balance sheet as a result of this transaction. In addition, NPAEP paid $354 of the loan fees related to the tenant-in-common debt refinancing. This resulted in a reduction of $354 in deferred loan fees and due to NPAEP in NPAMLP’s combined condensed balance sheet.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

June 30, 2013

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

Liquidity and Capital Resources

Net cash provided by operating activities and used in investing activities for the six-month period ended June 30, 2013 was $3,304 and $1,088, respectively. Net cash used in financing activities was $2,202. As a result of the above, there was a $14 increase in cash and cash equivalents for the six month period ended June 30, 2013. The primary sources of cash were from operating activities of $3,304 and proceeds from wraparound mortgages and other borrowings of $1,269. The primary uses of cash were $424 in capital improvements, $664 increase in restricted cash and payments on wraparound mortgages of $3,493.

As of June 30, 2013, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (3.25% at June 30, 2013), and expires at the end of December 2013. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of June 30, 2013, there were $1,069 of advances and $163 of related accrued interest under the NPAMLP Line.

As of June 30, 2013, the third party underlying mortgages were current for all the properties.

As of June 30, 2013, NPAMLP was obligated for $97 in capital commitments primarily for tenant improvements at the Urbana, Illinois property.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

June 30, 2013

(dollars in thousands)

The accompanying combined condensed financial statements have been prepared assuming that NPAMLP will continue as a going concern. Although NPAMLP expects to collect approximately $4,260 in future minimum rent in 2013 and has $2,195 of unrestricted cash and $1,431 available under its line of credit as of June 30, 2013 to satisfy future short-term obligations, it does not have the ability to satisfy its wraparound mortgage obligations, totaling $126,666 as of June 30, 2013, which mature and are due in full on December 31, 2013. As disclosed in Note 5 to the combined condensed financial statements, NPAMLP has agreed to deliver deeds of future interest or assignments of future leasehold interest in all of its property holdings in exchange for the satisfaction of the wraparound mortgage indebtedness. As a result, these conditions raise substantial doubt about the NPAMLP’s ability to continue as a going concern. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

There were no significant changes to NPAMLP’s critical accounting policies and estimates during the six-month period ended June 30, 2013.

Results of Operations

NPAMLP owned 22 properties at June 30, 2013 and 2012.

The loss from continuing operations for the three month period ended June 30, 2013 versus June 30, 2012, increased by $279, from $1,967 to $2,246. The increase in the loss from continuing operations for the three month period ending June 30, 2013 versus June 30, 2012 was primarily due to increases in interest expense, common area maintenance expenses, repairs and maintenance expense and general and administrative expenses. The increase in common area expenses of $35 was due to significantly higher snow removal expenses in 2013. The increase in repairs and maintenance expense of $35 was due to higher utility costs on vacant tenant spaces. The increase in general and administrative expense of $33 was due to increased legal fees associated with tenant matters and new tenant leases. The increase in interest expense for the three month period ended June 30, 2013 versus June 30, 2012 was $214, and is consistent with an increase in the balance of the wraparound mortgages, net of the unamortized discount, as the amortization of the discount was greater than the principal reduction on wraparound mortgages payable for the three month periods ended June 30, 2013 versus 2012. These increases were partially offset by a decrease in depreciation expense of $51. The decrease in depreciation expense was due to certain properties becoming fully depreciated as of the end of the prior year and the disposition of the property in Seven Hills, Ohio in 2012.

The loss from continuing operations for the six month period ended June 30, 2013 versus June 30, 2012, increased by $478, from $3,856 to $4,334. The increase in the loss from continuing operations for the six month period ending June 30, 2013 versus June 30, 2012 was primarily due to increases in interest expense of $444, common area maintenance expenses of $145 and repairs and maintenance of $74. These increases were partially offset by a decrease in depreciation expense of $71 and an increase in income from other charges to tenants of $139. The increase in common area expenses was due to significantly higher snow removal expenses in 2013. The increase in repairs and maintenance expense was due to higher utility costs on vacant tenant spaces. The increase in interest expense for the six month period ended June 30, 2013 versus June 30, 2012 is consistent with an increase in the balance of the wraparound mortgages, net of the unamortized discount, as the amortization of the discount was greater than the principal reduction on wraparound mortgages payable for the three and six month periods ended June 30, 2013. The decrease in depreciation expense was due to certain properties becoming fully depreciated as of the end of the prior year and the disposition of the property in Seven Hills, Ohio in 2012. The increase in income from other charges to tenants was due to an increase in utility and real estate tax reimbursements.

Loss from discontinued operations for the three and six month periods ended June 30, 2012 relates to the operating activity of two properties (Seven Hills, Ohio and Kalamazoo, Michigan) that were disposed of during 2012. Loss from discontinued operations for the three month period ended June 30, 2012 consists of a net loss from operations of $172. Loss from discontinued operations for the six month period ended June 30, 2012 consists of a gain on disposal of the Seven Hills property of $356, offset by a net loss from operations of $495.  There was no discontinued operations activity for the three and six month periods ended June 30, 2013.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

June 30, 2013

(dollars in thousands)

Factors That May Influence Future Results of Operations

Economic Conditions.     In the United States, recent market and economic conditions over the past few years have resulted in tighter credit conditions and limited growth through the second quarter of 2013. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Since there are no balloon payments due on the third party underlying mortgages until 2016, NPAMLP has less exposure to these credit conditions. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our tenants and consequently, NPAMLP’s liquidity. If these market conditions continue, they may limit the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

Real Estate Asset Valuation.    General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of NPAMLP’s assets. Periods of economic slowdown or recession in the U.S., a decrease in market rental rates and/or market values of real estate assets, could have a negative impact on the value of NPAMLP properties and related tenant improvements. If NPAMLP was required under U.S. Generally Accepted Accounting Principles to write down the carrying value of any properties to the lower of amortized cost or fair value due to impairment, or if as a result of an early lease termination we were required to remove and dispose of material amounts of tenant improvements that are not reusable to another tenant, NPAMLP’s results of operations would be negatively affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

NPAMLP’s managing general partner, equity general partner and its agent’s chief financial officer, after evaluating the effectiveness of the design and operation of NPAMLP’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that NPAMLP’s disclosure controls and procedures were effective for the six-month period ending June 30, 2013. Disclosure controls and procedures ensure that information to be disclosed in reports that the NPAMLP files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensure that information required to be disclosed in the reports that NPAMLP files or submits under the Exchange Act is accumulated and communicated to  NPAMLP's management, including its managing general partner, equity general partner and its agent's chief financial officer, to allow timely decisions regarding required disclosure.

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

In 2005 NPAMLP sold the property in Ardmore, Oklahoma to an unrelated third party. In connection with this sale, NPAMLP accepted a $480 promissory note in consideration of a portion of the sale price. The note was due in October 2010. In October 2010 NPAMLP filed suit to collect the balance due. The obligor of this note challenged the legality of the note and had not made any required payments of principal or interest during the period from September 2010 through February 2012. In March 2012, NPAMLP obtained a judgment against the obligor and subsequently entered into a Settlement Agreement, Forbearance and Release (“Forbearance Agreement”). Under the terms of the Forbearance Agreement, the obligor of this note is to pay the sum of $670, comprised of an initial payment of $150 in March 2012 and twenty-six consecutive monthly payments of $20. Interest accruing at 6% over the twenty-six month payment period is to be paid at the completion of the payment schedule. The initial payment due under the Forbearance Agreement and all scheduled monthly installments due through June 30, 2013 have been received by NPAMLP. NPAMLP expects to ultimately collect the full amount due under the Forbearance Agreement.

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

National Property Analysts Master Limited Partnership
(Registrant)

Date:	August 14, 2013

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name:	Edward B. Lipkin
Title:	President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name:	Robert McKinney
Title:	President

