Form 10-Q
period 2013-09-30
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2013-11-14
CIK 926843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-24816

National Property Analysts Master Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 South Broad Street, Mezzanine
Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2013
Units of Limited Partnership Interest	97,752 units

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Combined Condensed Financial Statements (Unaudited)

Combined Condensed Balance Sheets - September 30, 2013 and December 31, 2012	1

Combined Condensed Statements of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit - Three and nine months ended September 30, 2013 and 2012	2

Combined Condensed Statements of Cash Flows - Nine months ended September 30, 2013 and 2012	3

Notes to Combined Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	14

Item 4. Controls and Procedures.	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3. Defaults Upon Senior Securities.	15

Item 4. Mine Safety Disclosures.	15

Item 5. Other Information.	15

Item 6. Exhibits.	15

SIGNATURES

Signatures	16

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Balance Sheets

(in thousands)

	September 30,
	2013	December 31,
	(Unaudited)	2012
Assets
Rental property, at cost:
Land	$6,946	$6,946
Buildings	100,288	99,715
Tenant-in-common property	22,662	22,662
	129,896	129,323
Less: accumulated depreciation	76,716	74,944
Rental property, net	53,180	54,379

Cash and cash equivalents	1,380	2,181
Restricted cash	898	140
Investment securities available for sale, at market	1,026	-
Tenant accounts receivable, net of allowance of $30 as of September 30, 2013 and December 31, 2012, respectively	163	234
Unbilled rent receivable	1,297	1,245
Other assets, net (1)	438	493

Total assets	$58,382	$58,672

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$125,421	$128,617
Less: unamortized discount based on imputed interest rate of 12% (1)	3,241	13,017

Wraparound mortgages payable less unamortized discount (1)	122,180	115,600

Due to NPAEP (1)	3,101	3,422
Other borrowings (1)	1,039	610
Accounts payable and other liabilities (1)	3,716	3,576
Deferred revenue	3,705	4,040
Finance lease obligation	700	700

Total liabilities	134,441	127,948

Partners' deficit	(76,059)	(69,276)

Total liabilities and partners' deficit	$58,382	$58,672

(1) See Note 3: Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Operations, Comprehensive Income (Loss) and Changes in Partners' Deficit (unaudited)
(in thousands, except per-unit data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income:
Rental income	$2,521	$2,971	$8,423	$8,855
Other charges to tenants	715	684	2,209	2,039
Interest and dividend income	1	-	10	20
Total income	3,237	3,655	10,642	10,914

Expenses:
Interest expense (1)	3,633	3,343	10,729	9,995
Real estate taxes	707	656	2,057	2,041
Management fees (1)	121	115	376	382
Common area maintenance expenses	288	274	1,142	983
Ground rent (1)	303	187	683	562
Repairs and maintenance	70	65	193	114
General and administrative (1)	126	54	470	341
Depreciation	453	625	1,772	2,015
Amortization	10	9	28	31
Total expenses	5,711	5,328	17,450	16,464
Loss before other income and discontinued operations	(2,474)	(1,673)	(6,808)	(5,550)

Other income:
Realized gains on investment securities	-	-	-	21
Loss from continuing operations	(2,474)	(1,673)	(6,808)	(5,529)

Discontinued operations:
Loss from operations of discontinued components, including net gain from disposition of property of $356 in 2012	-	(170)	-	(309)
Net loss	(2,474)	(1,843)	(6,808)	(5,838)

Other comprehensive income (loss):
Net change in unrealized gains on investment securities	25	-	25	-
Comprehensive loss	(2,449)	(1,843)	(6,783)	(5,838)

Partners' deficit:
Beginning of period	(73,610)	(66,262)	(69,276)	(62,267)

End of period	$(76,059)	$(68,105)	$(76,059)	$(68,105)

Loss per unit from continuing operations	$(25.31)	$(17.11)	$(69.65)	$(56.56)
Loss per unit from discontinued operations	-	(1.74)	-	(3.16)
Net loss per unit	$(25.31)	$(18.85)	$(69.65)	$(59.72)
Weighted average units outstanding	97,752	97,752	97,752	97,752

(1) See Note 3: Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Combined Condensed Statements of Cash Flows (unaudited)
(in thousands, except per-unit data)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,808)	$(5,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,800	2,051
Amortization of discount (1)	9,776	9,583
Realized gains on investment securities	-	(21)
Impairment of rental property	-	74
Net gain on disposition of properties	-	(356)
Change in assets and liabilities
Decrease (increase) in tenant accounts receivable	71	(159)
(Increase) decrease in unbilled rent receivable	(52)	14
Decrease in other assets (1)	405	301
Increase in accounts payable and other liabilities (1)	140	20
(Decrease) increase in deferred revenue	(335)	4,036
Net cash provided by operating activities	4,997	9,705

Cash flows from investing activities:
Proceeds from disposition of properties	-	100
Improvements to rental property	(573)	(932)
(Decrease) increase in restricted cash	(758)	38
Purchases of investment securities	(1,001)	(607)
Sales of investment securities	-	2,067
Net cash (used) provided by investing activities	(2,332)	666

Cash flows from financing activities:
Payments on wraparound mortgages (1)	(4,738)	(9,708)
Proceeds from wraparound mortgages (1)	810	-
Proceeds from other borrowings (1)	429	416
Increase in due to NPAEP (1)	33	33
Net cash used in financing activities	(3,466)	(9,259)

(Decrease) increase in cash and cash equivalents	(801)	1,112
Cash and cash equivalents:
Beginning of period	2,181	897

End of period	$1,380	$2,009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$691	$756
Supplemental disclosure of non-cash investing and financing activities:
Reduction of wraparound mortgages from assumption of debt	$-	$274
Increase in wraparound mortgages from tenant-in-common debt refinancing	$732	$-
Reduction in due to NPAEP obligation from tenant-in-common debt refinancing	$354	$-
Reduction in finance lease obligation related to disposition of property	$-	$1,050

(1) See Note 3: Related Party Transactions.
See accompanying notes to Combined Condensed Financial Statements (unaudited).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2013
(dollars in thousands)
Note 1:  Basis of Presentation

The accompanying unaudited Combined Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although NPAMLP believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These Combined Condensed Financial Statements should be read in conjunction with the Combined Financial Statements and notes thereto filed with our Form 10-K for the year ended December 31, 2012. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the financial results that may be expected for the full year ended December 31, 2013.

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

Going Concern

The accompanying combined condensed financial statements have been prepared assuming that NPAMLP will continue as a going concern. Although NPAMLP expects to collect approximately $2,299 in future minimum rent in the fourth quarter of 2013 and has $1,380 of unrestricted cash and $1,461 available under its line of credit as of September 30, 2013 to satisfy future short-term obligations, it does not have the ability to satisfy its wraparound mortgage obligations, totaling $125,421 as of September 30, 2013, which mature and are due in full on December 31, 2013. As disclosed in Note 5, NPAMLP has agreed to deliver deeds of future interest or assignments of future leasehold interest in all of its property holdings in exchange for the satisfaction of the wraparound mortgage indebtedness. As a result, these conditions raise substantial doubt about the NPAMLP’s ability to continue as a going concern. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2013
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

Note 3: Related Party Transactions

Management fees, leasing commissions and certain administrative services, including legal fees are paid to EBL&S Property Management, Inc (“EBL&S”), which is owned entirely by E&H Properties, Inc (“E&H”), a corporation owned and controlled by Edward B. Lipkin (“Lipkin”), a related party. Management fees are paid exclusively to EBL&S and are included in Management fees in the Combined Condensed Statements of Operations. Leasing commissions are deferred over the life of their respective leases and are included in Other assets, net on the Combined Condensed Balance Sheet at September 30, 2013. Certain administrative services, including legal fees, are reimbursed to EBL&S and are included in General and administrative expense on the Combined Condensed Statements of Operations. National Property Analysts Employee Partnership (“NPAEP”) holds the Wraparound mortgages payable. Lipkin controls NPAEP, which owns 100% of the outstanding balance of the Wraparound mortgages payable. Due to NPAEP, unamortized discount and interest expense are all financial statement accounts that relate directly to the Wraparound mortgages payable. Other borrowings represent amounts due to E&H Properties of Delaware, Inc, (“EHD”), an affiliate of E&H, and controlled by Lipkin. Included within Accounts payable and other liabilities are $2,929 and $2,836 due EBL&S at September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (3.25% at September 30, 2013), and expires in December 2013. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of September 30, 2013, there were $1,039 of advances and $172 of related accrued interest due under the NPAMLP Line.

NPAEP owns two parcels in Marquette, Michigan that are ground leased by NPAMLP. NPAMLP’s obligations under these leases for the three and nine month periods ended September 30, 2013 was $8 and $24, respectively, and $8 and $21, respectively, for the three and nine month periods ended September 30, 2012.

Note 4: Major Tenants
NPAMLP’s primary anchor tenants during the nine month periods ending September 30, 2013 and 2012 were Sun Microsystems (the tenant at the tenant-in-common property), Sears Holdings Corporation and its subsidiaries (“Sears”) and CVS Corporation (“CVS”). The lease with Sun Microsystems expired at the end of May 2013 and the tenant-in-common property was re-tenanted with two new tenants. The number of locations, gross leasable area (“GLA”) and percentage of minimum rent for these tenants for the nine-month periods ended September 30, 2013 and 2012 are detailed in the table below. As of September 30, 2013, Sears had an outstanding balance on one of its five locations totaling $2. Sun Microsystems and CVS had no outstanding balances due under their leases with NPAMLP at September 30, 2013.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2013
(dollars in thousands)

For the nine months ended September 30, 2013 and 2012, the percentage of NPAMLP’s rental income derived from tenants in excess of 10% of total rental income was as follows:

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
Tenant	No. of Locations	GLA	% of Minimum Rent	No. of Locations	GLA	% of Minimum Rent
Sun Microsystems	1	249,832	17%	1	249,832	28%
Sears	5	497,445	16%	5	497,445	15%
CVS	5	56,770	11%	5	56,770	10%

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

The Wrap Mortgages owned by NPAEP or PVPG are due and payable in substantial “balloon” amounts on December 31, 2013. Assuming no sales of Properties by NPAMLP in the fourth quarter of 2013, the projected balance due for all of the Wrap Mortgages at December 31, 2013 is expected to approximate $110,000. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s Managing General Partner has agreed to deliver deeds of future interest and assignments of leasehold interest, to be recorded currently, effective December 31, 2013, to NPAEP and PVPG. NPAMLP’s Managing General Partner has determined that it is in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments will be to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity (unless the Wrap Mortgages have been previously paid in full). Notwithstanding the foregoing, NPAEP and PVPG have agreed in the 2003 Agreement to (a) release the liens of the Wrap Mortgages and (b) deliver such deeds of future interest, assignments of leasehold interests, or other documents or instruments as are necessary to facilitate or effect such sales of the Properties prior to December 31, 2013 as the Managing General Partner shall otherwise deem desirable.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2013
(dollars in thousands)

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

In December 2012, NPAEP sold its rights to acquire the properties of NPAMLP under the 2003 Agreement for $100 in cash to EBL&S Realty, LLC, (“EBR”), a company in which Lipkin owns a minority interest. The majority interest in EBR is owned by employees of EBL&S Property Management, Inc. and its affiliates. It is contemplated that EBR or its affiliates, will acquire the properties of NPAMLP effective as of December 31, 2013 pursuant to the 2003 Agreement.

Note 6: Commitments and Contingencies

In June 2006, NPAMLP and a limited liability company controlled by Lipkin (ARJAX) entered into an agreement with an anchor tenant (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011. In December 2010, the Agreement was further amended extending the Effective Date to February 28, 2014. In consideration for the assignment, the anchor tenant would receive payments totaling $2,550 during the period from June 2006 through the Effective Date. To date, ARJAX has remitted $1,400 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant was obligated to complete, by the Effective Date, $500 in repairs or improvements which would otherwise be the responsibility of NPAMLP to six other stores leased from NPAMLP. As of September 30, 2013, the anchor tenant has completed the $500 in repairs and improvements required under the Agreement. Under the Agreement, the commitment to the anchor tenant is borne by ARJAX and NPAMLP, however it is anticipated that ARJAX shall fund all of the consideration due. In September 2006, NPAMLP sold the property encumbered by the affected anchor tenant lease to ARJAX. NPAMLP would be liable for the payments required under the Agreement should ARJAX fail to do so. Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement.

NPAMLP was not obligated for any capital commitments as of September 30, 2013.

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
September 30, 2013
(dollars in thousands)

In accordance with FASB authoritative guidance, the results of operations of properties disposed of or held for sale are classified as Discontinued operations in the Combined Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit.

There were no combined assets or liabilities resulting from operations of discontinued components classified as discontinued operations as of September 30, 2013 and December 31, 2012. The combined results of operations of discontinued components classified as discontinued operations for the three and nine month periods ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Total income	$-	$-	$-	$21

Net gain from disposition of properties	-	-	-	356

Total expenses	-	(170)	-	(686)
Loss from operations of discontinued components	$-	$(170)	$-	$(309)

Note 8: Deferred Revenue

Under the terms of the respective leases at the Grand Rapids, Michigan and Rockville, Maryland properties, the Anchor Tenant had the option of either refinancing the existing underlying indebtedness or paying it off. In January 2012, the Anchor Tenant elected to satisfy the underlying indebtedness in full on both properties in the approximate amount of $4,121. As a result, NPAMLP reduced the wraparound mortgages payable balance on these properties in the same amount. In accordance with the FASB authoritative guidance, NPAMLP recorded deferred lease revenue that will be amortized on a straight line basis to income over the balance of the respective lease terms. The deferred revenue recognized as revenue with respect to these leases for each of the three and nine month periods ended September 30, 2013 and 2012 was $85 and $255, respectively. At September 30, 2013, included in deferred revenue on the combined condensed balance sheet is $3,525 related to these leases. The remaining balance of the deferred revenue represents prepayments of tenant rental income.

Note 9: Disclosure of Fair Value of Financial Instruments

In addition to the disclosures in Note 10 for assets which are recorded at fair value, GAAP also requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments at September 30, 2013 and December 31, 2012. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values due to their short term nature as of September 30, 2013 and December 31, 2012. Investment securities available for sale are carried at fair value and based on quoted market prices in an exchange and active markets.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2013
(dollars in thousands)

In accordance with FASB authoritative guidance, NPAMLP has determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimates that the carrying value approximates the estimated fair value of the wraparound mortgages at September 30, 2013 and December 31, 2012. NPAMLP classifies the fair value of the wraparound mortgages within Level 3 of the valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.

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

The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

⋅	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

⋅
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

⋅	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

 The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:

Level 1 Fair Value Measurements

Exchange traded funds are valued based on quoted market prices in active markets, which represent the net asset values of shares held by NPAMLP at period end.

Level 2 Fair Value Measurements

There were no Level 2 inputs used in the valuation.

Level 3 Fair Value Measurements

There were no Level 3 inputs used in the valuation.

There were no assets or liabilities measured on a recurring and non-recurring basis at December 31, 2012. There were no assets or liabilities measured on a non-recurring basis at September 30, 2013. Fair value measurements on a recurring basis at September 30, 2013 are as follows.

		Fair Value Measurements at September 30, 2013 Using Fair Value Hierarchy
	Fair Value as of September 30, 2013	Level 1	Level 2	Level 3
Investment Securities:
Exchange traded funds	$1,026	$1,026	$-	$-

Investment securities available for sale	$1,026	$1,026	$-	$-

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2013
(dollars in thousands)
Note 11: Comprehensive Income (Loss)

Comprehensive income (loss) represents the total of net loss plus the change in unrealized gains (losses) on investment securities classified as available for sale. Comprehensive income (loss) for the three and nine month periods ended September 30, 2013 and 2012 is included in the statements of operations, comprehensive income (loss) and changes in Partners’ deficit. Comprehensive loss for the three and nine months ended September 30, 2013 was $2,449 and $6,783, respectively. Comprehensive loss for the three and nine months ended September 30, 2012 is equal to the net loss reported.

An analysis of the changes in components of other comprehensive income (loss) for the three and nine month periods ended September 30, 2013 and 2012 is presented as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Other comprehensive income (loss):
Unrealized gains on investment securities	$25	$-	$25	$21
Less: reclassification for realized gains included in net loss	-	-	-	21
Other comprehensive income (loss)	$25	$-	$25	$-

Accumulated other comprehensive income at September 30, 2013 and 2012, was $25 and $0, respectively.

Note 12: Recent Accounting Pronouncements

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

Notes to Combined Condensed Financial Statements (Unaudited)
September 30, 2013
(dollars in thousands)

Note 13: Tenant-in-common Property Debt Refinancing

NPAMLP owns an undivided interest in the San Jose, California property through its 23.9% ownership of 2525 North First Street Holdings, a Delaware Statutory Trust, and does not control the decisions over the property or the other tenant-in-common (“TIC”) interests. As a result, the combined condensed financial statements reflect only NPAMLP’s percentage of the TIC’s real property, related mortgage, revenues and expenses. In March 2013, the independent manager of the TIC property successfully refinanced the third party underlying mortgage on the property. NPAMLP treated the debt refinancing as a debt modification for accounting purposes. As a result of the refinancing, NPAMLP received $810 in proceeds, of which $714 was recorded as restricted cash, and assumed an additional $1,542 in wraparound mortgages payable. Also, $257 in deferred leasing commissions and $475 in deferred loan fees were capitalized on the combined condensed balance sheet as a result of this transaction. In addition, NPAEP paid $354 of the deferred loan fees related to the tenant-in-common debt refinancing. This resulted in a reduction of $354 in deferred loan fees and due to NPAEP in NPAMLP’s combined condensed balance sheet.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

September 30, 2013
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

Liquidity and Capital Resources

Net cash provided by operating activities for the nine-month period ended September 30, 2013 was $4,997. Net cash used in investing and financing activities was $2,332 and $3,466, respectively. As a result of the above, there was a $801 decrease in cash and cash equivalents for the nine month period ended September 30, 2013. The primary sources of cash were from operating activities of $4,997 and proceeds from wraparound mortgages of $810 and other borrowings of $429. The primary uses of cash were $573 in capital improvements, $1,001 for purchases of investment securities and payments on wraparound mortgages of $4,738.

As of September 30, 2013, NPAMLP had an outstanding line of credit (the “NPAMLP Line”) with EHD, a related party, under which EHD has agreed to advance up to $2,500 to NPAMLP for the purposes of making capital and tenant improvements to the properties. The line bears interest at a variable rate, based on the prime rate (3.25% at September 30, 2013), and expires at the end of December 2013. Any amounts advanced to NPAMLP are not directly secured by any collateral. Pursuant to the terms of the NPAMLP Line, the obligation of EHD to make advances to NPAMLP is at all times in the sole and absolute discretion of EHD. As of September 30, 2013, there were $1,039 of advances and $172 of related accrued interest under the NPAMLP Line. As of September 30, 2013, the remaining availability under the NPAMLP Line was $1,461.

As of September 30, 2013, the third party underlying mortgages were current for all the properties.

As of September 30, 2013, NPAMLP was not obligated for any capital commitments.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

September 30, 2013
(dollars in thousands)

The accompanying combined condensed financial statements have been prepared assuming that NPAMLP will continue as a going concern. Although NPAMLP expects to collect approximately $2,299 in future minimum rent in the fourth quarter of 2013 and has $1,380 of unrestricted cash and $1,461 available under its line of credit as of September 30, 2013 to satisfy future short-term obligations, it does not have the ability to satisfy its wraparound mortgage obligations, totaling $125,421 as of September 30, 2013, which mature and are due in full on December 31, 2013. As disclosed in Note 5 to the combined condensed financial statements, NPAMLP has agreed to deliver deeds of future interest or assignments of future leasehold interest in all of its property holdings in exchange for the satisfaction of the wraparound mortgage indebtedness. As a result, these conditions raise substantial doubt about the NPAMLP’s ability to continue as a going concern. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

There were no significant changes to NPAMLP’s critical accounting policies and estimates during the nine-month period ended September 30, 2013.

Results of Operations

NPAMLP owned 22 properties at September 30, 2013 and 2012.

The loss from continuing operations for the three month period ended September 30, 2013 versus September 30, 2012, increased by $801, from $1,673 to $2,474. The increase in the loss from continuing operations for the three month period ending September 30, 2013 versus September 30, 2012 was primarily due to a decrease in rental income and increases in interest expense, ground rent and general and administrative expenses. The decrease in rental income of $450 was due to a reduction in minimum rent arising from the replacement of the anchor tenant at the San Jose, California property. The increase in ground rent of $116 was due to a scheduled rent increase on the Oak Lawn, Illinois ground lease. The increase in general and administrative expense of $72 was due to increased legal fees associated with tenant matters and new tenant leases. The increase in interest expense for the three month period ended September 30, 2013 versus September 30, 2012 was $290, and is consistent with an increase in the balance of the wraparound mortgages, net of the unamortized discount, as the amortization of the discount was greater than the principal reduction on wraparound mortgages payable for the three month periods ended September 30, 2013 versus September 30, 2012. These increases were partially offset by a decrease in depreciation expense of $172. The decrease in depreciation expense was due to certain properties becoming fully depreciated as of the end of the prior year.

The loss from continuing operations for the nine month period ended September 30, 2013 versus September 30, 2012, increased by $1,279, from $5,529 to $6,808. The increase in the loss from continuing operations for the nine month period ending September 30, 2013 versus September 30, 2012 was primarily due to a decrease in rental income of $432 and increases in interest expense of $734, common area maintenance expenses of $159, general and administrative expenses of $129 and ground rent of $121. These increases were partially offset by a decrease in depreciation expense of $243. The decrease in rental income of $432 was due to a reduction in minimum rent arising from the replacement of the anchor tenant at the San Jose, California property. The increase in common area expenses was due to significantly higher snow removal expenses in 2013. The increase in ground rent of $121 was due to a scheduled rent increase on the Oak Lawn, Illinois ground lease. The increase in general and administrative expense of $129 was due to increased legal fees associated with tenant matters and new tenant leases. The increase in interest expense for the nine month period ended September 30, 2013 versus September 30, 2012 is consistent with an increase in the balance of the wraparound mortgages, net of the unamortized discount, as the amortization of the discount was greater than the principal reduction on wraparound mortgages payable for the three and nine month periods ended September 30, 2013. The decrease in depreciation expense of $243 was due to certain properties becoming fully depreciated as of the end of the prior year.

Loss from discontinued operations for the three and nine month periods ended September 30, 2012 relates to the operating activity of two properties (Seven Hills, Ohio and Kalamazoo, Michigan) that were disposed of during 2012. Loss from discontinued operations for the three month period ended September 30, 2012 consists of a net loss from operations of $170. Loss from discontinued operations for the nine month period ended September 30, 2012 consists of a gain on disposal of the Seven Hills property of $356, offset by a net loss from operations of $665. There was no discontinued operations activity for the three and nine month periods ended September 30, 2013.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
(a limited partnership)

September 30, 2013
(dollars in thousands)

Factors That May Influence Future Results of Operations

Economic Conditions.   In the United States, recent market and economic conditions over the past few years have resulted in tighter credit conditions and limited growth through the third quarter of 2013. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Since there are no balloon payments due on the third party underlying mortgages until 2016, NPAMLP has less exposure to these credit conditions. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our tenants and consequently, NPAMLP’s liquidity. If these market conditions continue, they may limit the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

NPAMLP’s managing general partner, equity general partner and its agent’s chief financial officer, after evaluating the effectiveness of the design and operation of NPAMLP’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that NPAMLP’s disclosure controls and procedures were effective for the nine-month period ending September 30, 2013. Disclosure controls and procedures ensure that information to be disclosed in reports that the NPAMLP files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensure that information required to be disclosed in the reports that NPAMLP files or submits under the Exchange Act is accumulated and communicated to NPAMLP's management, including its managing general partner, equity general partner and its agent's chief financial officer, to allow timely decisions regarding required disclosure.

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

National Property Analysts Master Limited Partnership
(Registrant)

Date:	November 14, 2013

By:	EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Name:	Edward B. Lipkin
Title: President

By:	Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Name:	Robert McKinney
Title:	President

