Form 10-K
period 2013-12-31
NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP
filed 2014-04-14
CIK 926843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                                            December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number                                                            000-24816

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	23-2610414
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

200 S. Broad Street, The Bellevue, Suite 415, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (215)790-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on
which registered
None	N/A

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

Yes ☐ No ☒

Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant: N/A

DOCUMENTS INCORPORATED BY REFERENCE: NONE

ii

Explanatory Note

National Property Analysts Master Limited Partnership, which may be referred to as “NPAMLP”, the “Company”, “we”, “us” or “our” is filing this Annual Report on Form 10-K for its fiscal year ended December 31, 2013.

National Property Analysts Master Limited Partnership was a Delaware limited partnership which terminated in accordance with the terms of its limited partnership agreement on December 31, 2013.

As discussed in “Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations – V. Indebtedness Secured by the Properties— B. Future Interest Agreement” NPAMLP entered an Agreement, effective as of January 1, 2003 (the “2003 Agreement”), which required NPAMLP to execute and deliver deeds of future interest (or assignments of future leasehold interest) sufficient to convey all of NPAMLP’s right, title, interest and estate in and to its fee or leasehold interest in its properties effective on December 31, 2013 under certain circumstances. The effect of these deeds and assignments was to facilitate a transfer of fee and leasehold ownership to the recipients. As noted above, under the terms of the limited partnership agreement, NPAMLP dissolved by its terms on December 31, 2013. The remaining NPAMLP assets not subject to the 2003 Agreement were liquidated and used to satisfy NPAMLP obligations. The net realizable value of the liquidated assets was not sufficient to satisfy the remaining liabilities of NPAMLP. As a result, there were no funds available for distribution to limited partners.

After the filing of this Annual Report on Form 10-K, NPAMLP will file a Form 15 with the Securities and Exchange Commission suspending its obligations to file periodic reports under the Securities Exchange Act of 1934.

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

A. The Master Limited Partnership

National Property Analysts Master Limited Partnership (“NPAMLP”) was organized under the Delaware Revised Uniform Limited Partnership Act in January, 1990 as part of a consolidation of the operation of properties owned by certain limited partnerships (the “Partnerships”) previously sponsored by National Property Analysts, Inc. and its affiliates (“NPA”). The term of NPAMLP ended on December 31, 2013, in accordance with the terms of the limited partnership agreement of NPAMLP (the “Partnership Agreement”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - B. Future Interest Agreement.”

NPAMLP's principal executive offices were located at 200 South Broad Street, The Bellevue, Suite 415, Philadelphia, Pennsylvania 19102 (telephone: 215-790-4700).

B. The General Partners

The General Partners of NPAMLP were EBL&S, Inc., an affiliate of NPA (the “Managing General Partner”) and Feldman International, Inc. (the “Equity General Partner”). The Managing General Partner and the Equity General Partner are collectively referred to as the “General Partners”. The Managing General Partner managed and controlled all aspects of the business of NPAMLP. The Managing General Partner is owned 100% by E & H Properties, Inc., an affiliate of NPA and held no ownership interest in NPAMLP. The Equity General Partner held a 1% general partner interest in NPAMLP. See “Item 13. Certain Relationships and Related Party Transactions.”

C. The Properties and Indebtedness Secured by the Properties

NPAMLP did not own any property as of December 31, 2013. In accordance with the terms of the 2003 Agreement the properties owned by NPAMLP as of the date of liquidation were conveyed to the holder of the wraparound mortgage indebtedness as of December 31, 2013. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - B. Future Interest Agreement.”

D. NPAMLP Objectives and Policies

In accordance with the terms of the Partnership Agreement, NPAMLP dissolved on December 31, 2013. See further discussion under “II. NPAMLP Objectives and Policies”, below; see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - B. Future Interest Agreement.”

E. Limited Partners' Share of Cash Flow from Operations

The Limited Partners were entitled to receive, on an annual basis, 99% of the Cash Flow from Operations as defined in the Partnership Agreement. NPAMLP has not distributed Cash Flow from Operations to its partners during the term of its existence.

F. Limited Partners' Share of Proceeds of Sales Distributions

Proceeds of Sales of the Properties available to be distributed by NPAMLP were to be distributed 99% to the Limited Partners and 1% to the Equity General Partner. NPAMLP has not distributed Proceeds of Sales of the Properties to its partners during the term of its existence.

G. Allocations of Profits and Losses

Taxable income from NPAMLP operations or from a capital transaction was allocated 99% to the Limited Partners and 1% to the Equity General Partner. Taxable losses from NPAMLP operations or from capital transactions generally have been allocated 99% to the Limited Partners and 1% to the Equity General Partner.

H. Compensation to the General Partner and Affiliates

The Managing General Partner has received certain compensation for its services including reimbursement of certain of its expenses and the Equity Partner, to the extent available, could have received a portion of Cash Flow from Operations and Proceeds of Sales of the Properties. An affiliate of the Managing General Partner has received a management fee for managing the Properties and a leasing fee for obtaining or renewing leases. See “Item 13. Certain Relationships and Related Transactions, Director Independence - I. Compensation and Fees.”

I. Fiscal Year

NPAMLP's fiscal year began on January 1 and ended on December 31 of each year.

II. NPAMLP Objectives and Policies

A. NPAMLP Objectives

In accordance with the terms of the Partnership Agreement, NPAMLP dissolved effective December 31, 2013. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - B. Future Interest Agreement.”

The objectives of NPAMLP were to implement effective management, leasing, cost control and capital improvement policies and techniques with respect to the Properties, to: (i) preserve and protect NPAMLP's Properties in order to avoid the loss of any Properties to foreclosure; (ii) enhance the potential for appreciation in the value of NPAMLP's Properties; and (iii) eventually provide Cash Flow from Operations. NPAMLP has not been in a position to distribute Cash Flow from Operations to its partners during the term of its existence.

The determination of whether a Property should be sold or otherwise disposed of was made by the Managing General Partner after consideration of relevant factors, including performance of the Property, market conditions, the financial requirements of NPAMLP and the tax consequences to Limited Partners, with a view toward achieving the principal investment objectives of NPAMLP. In connection with a sale of a Property, a purchase money obligation secured by a mortgage may have been taken as part payment; there were no limitations or restrictions on NPAMLP's taking such purchase money obligations. The terms of payment to NPAMLP were affected by custom in the area in which each Property was located and the then-prevailing economic conditions. To the extent the Partnership received notes and other property instead of cash on sales, such proceeds (other than any interest payable thereon) were not included in Proceeds of Sales of the Properties until and to the extent the notes or other property was actually paid, sold, refinanced or otherwise disposed of; and therefore, the distribution of such proceeds to NPAMLP may be delayed until such time.

NPAMLP could not acquire additional properties. However, at the Managing General Partner's discretion, NPAMLP could, in appropriate circumstances, exchange Properties for new properties in transactions structured to be non-taxable events in whole or in substantial part under Section 1031 of the Internal Revenue Code, and the proceeds of an involuntary conversion may have been invested in property in transactions structured to be non-taxable in whole or in part under Section 1033 of the Internal Revenue Code.

B. Competition for Tenants

At December 31, 2013 NPAMLP did not own any properties. Prior to the conveyance of the Properties pursuant to the 2003 Agreement, NPAMLP's Properties consisted primarily of shopping centers and freestanding, single tenant retail stores located in 14 states. Of the 22 properties owned by NPAMLP prior to its liquidation as of December 31, 2013, 13 properties had only 1 or 2 tenants (“Single Tenant Properties”). The tenants in the Single Tenant Properties were primarily national retailers or supermarkets (“Anchor Tenants”). The 9 remaining properties were multi-tenant shopping center properties (“Shopping Center Properties”). The tenants in the Shopping Center Properties generally included Anchor Tenants and a variety of tenants occupying less substantial portions of the property (“Local Tenants”).

1. Anchor Tenants

The Anchor Tenant leases at lease inception were usually for 15 to 25 years. The Anchor Tenant leases were at various stages of maturity. Upon expiration of the initial lease term, renewal options were usually available to the Anchor Tenants. The high concentration of minimum rent received from Anchor Tenants under the terms of long term leases generally provided NPAMLP with protection against a significant reduction in rental income; however, this also restricted the growth opportunity for NPAMLP.

For the year ended December 31, 2013, NPAMLP's primary Anchor Tenants were Sears Holdings Corporation and its subsidiaries (“Sears”), SunMicrosystems and CVS Corporation (“CVS”), which in 2013 accounted for approximately 16%, 14% and 11%, respectively, of the rental income received by NPAMLP. Prior to its liquidation, NPAMLP had 5 leases with Sears and 5 leases with CVS aggregating 497,445 and 57,000 square feet, respectively. The lease with Sun Microsystems expired in May 2013. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations III. Results of Operations”.

C. Prohibited Activities and Investments

NPAMLP did not engage in any business not related to the operations of the Properties. Additionally, NPAMLP did not: (i) sell additional limited partnership interests in NPAMLP; (ii) issue limited partnership interests in exchange for property; (iii) issue senior securities or make loans or investments in real estate mortgages other than in connection with a contemplated purchase or sale or disposition of the Properties; (iv) make loans to the General Partners or its affiliates; (v) invest in or underwrite the securities of other issuers for any purpose, including investing in securities for the purpose of exercising control; (vi) operate in such a manner as not to be exempt from classification as an “investment company” for purposes of the Investment Company Act of 1940; (vii) purchase or lease any property from or sell or lease any property to the General Partners or its affiliates, except that with respect to leases, the General Partners and its affiliates may lease space in the Properties on terms no more favorable than those offered to non-affiliated persons; (viii) invest in junior mortgages or deeds of trust, except that the acquisition or granting of junior mortgages or deeds of trust in connection with the sale, purchase, financing or refinancing of a Property shall not be deemed to be investing in junior mortgages or deeds of trust; (ix) commingle the funds of NPAMLP with any other person; (x) invest in limited partnership interests; (xi) construct or develop properties; (xii) enter into joint venture agreements; or (xiii) receive rebates or give-ups in connection with NPAMLP.

D. Insurance on Properties

NPAMLP had liability insurance covering most of the Properties. The third party liability coverage insured, among others, NPAMLP and the General Partners. Property insurance had also been obtained that insured NPAMLP for fire and other casualty losses in an amount that covered the replacement cost of the covered Properties. NPAMLP did not maintain property and liability insurance on Properties for which the Anchor Tenants were responsible for providing such insurance. In addition, NPAMLP was covered under fidelity insurance policies in amounts that the Managing General Partner deemed sufficient. Such insurance coverage was reviewed at least annually and adjusted to account for variations in value.

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

“Managing General Partner” shall mean EBL&S, Inc., a Delaware corporation.

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

NPAMLP's Properties consisted primarily of shopping centers and freestanding, single tenant retail stores. As of December 31, 2013 NPAMLP did not own any properties. Prior to its liquidation as of December 31, 2013, NPAMLP owned and operated 22 Properties located in 14 states, with 59% of the Properties being Single Tenant Properties and 41% being Shopping Center Properties. In accordance with the terms of the Partnership Agreement and the 2003 Agreement, NPAMLP conveyed all 22 properties to the holder of the wraparound mortgages effective as of December 31, 2013.

Set forth below is a schedule providing information with respect to the Properties owned by NPAMLP prior to its liquidation on December 31, 2013. Schedule 1 provides a description of the Properties and certain tenant information.

Under applicable law, in certain circumstances, the owner or operator of real property has an obligation to clean up hazardous and toxic substances on the property. This obligation is often imposed without regard to the timing, cause or person responsible for such substances on the property. The presence of such substances on a Property would have an adverse impact on the operating costs and sale or refinancing of such Property. At the time of the liquidation of the properties of NPAMLP, none of the Properties were the subject of any environmental enforcement actions under any such statutes, and the General Partners do not have any information or knowledge about the presence of such substances requiring remediation on any of the Properties. If it was claimed or determined that such substances did exist on any of such Properties, NPAMLP could have been subject to such cleanup obligations. There can be no assurance that hazardous or toxic substances will not be discovered on one or more Properties in the future, or that NPAMLP will not incur environmental clean-up or remediation costs in the future, including in connection with environmental assessments and investigations performed in connection with any future sale of properties. The presence of such substances may make a Property unmarketable or substantially decrease its value. Any environmental cleanup expenses incurred in connection with a sale would directly reduce proceeds derived from the sale of the Property.

Schedule 1

Description of Property Tenant Information

			Total	Average
Property	Total	Occupancy	Minimum	Rent
Location	GLA (a)	Rate	Rent (b)	PSF (c)

Cottage Grove, MN	111,984	84.0%	$855,371	$9.09
Dunmore, PA	26,475	100.0%	78,696	2.97
East Haven, CT	52,852	60.4%	350,498	10.97
Federal Way, WA	37,560	100.0%	45,000	1.20
Grand Rapids, MI	10,880	100.0%	143,310	13.17
Huntsville, AL	104,000	100.0%	244,400	2.35
Independence, MO	134,634	96.3%	352,434	2.87
Lake Mary, FL	107,400	100.0%	912,900	8.50
Lawnside, NJ	102,552	100.0%	558,409	5.45
Lawndale, CA	14,813	100.0%	324,024	21.87
Marquette, MI	248,256	92.2%	1,408,899	6.22
Maryville, MO	35,179	100.0%	135,326	3.85
North Augusta, SC	109,134	100.0%	126,000	1.15
O' Fallon, MO	91,061	97.8%	346,615	3.81
Oak Lawn, IL	159,233	100.0%	1,116,834	7.01
Philadelphia, PA	128,006	100.0%	506,500	3.96
Painesville, OH	10,125	100.0%	200,103	18.64
Rockville, MD (d)	10,880	100.0%	197,757	19.76
San Jose, CA (e)	249,832	100.0%	1,293,402	21.66
Taylorville, IL	43,127	100.0%	214,879	4.98
Urbana, IL	55,531	18.8%	67,225	6.42
Waverly, OH	8,834	100.0%	80,396	9.10

(a)	Gross Leasable Area.
(b)	Based on leases in effect as of the date of liquidation.
(c)	Based on occupied space.
(d)	NPAMLP owned an 82% interest in this property. Minimum rent amount reflects NPAMLP’s percentage ownership.
(e)	NPAMLP owned a 23.9% tenant-in-common interest in this property. Minimum rent amount reflects NPAMLP’s percentage ownership.

Schedule 1, Continued

Description of Property Tenant Information

Major Tenant Information

Property			Annual	Lease
Location	Major Tenant Name	GLA (a)	Rent	Expiration

Cottage Grove, MN	Rainbow Foods	70,130	$606,624	07/11/16
Dunmore, PA	Price Chopper	26,475	78,696	11/30/15
East Haven, CT	AutoZone	9,700	153,000	02/28/23
Federal Way, WA	Safeway	37,560	45,000	10/31/18
Grand Rapids, MI	CVS	10,880	143,310	01/31/24
Huntsville, AL	Kmart	104,000	244,400	11/30/15
Independence, MO	Kmart	116,799	308,634	03/31/15
Lake Mary, FL	Gander Mountain Sports	107,400	912,900	05/31/21
Lawnside, NJ	Sears	102,552	558,409	09/30/25
Lawndale, CA	CVS	14,813	324,024	01/31/31
Marquette, MI	Kohl's Department Stores, Inc.	85,480	170,960	11/30/24
	Younker's	44,068	300,000	01/31/18
	J.C. Penney	33,996	118,286	02/28/17
Maryville, MO	J.C. Penney	22,060	65,502	10/31/16
North Augusta, SC	None	N/A	-	-
O' Fallon, MO	Kmart	83,061	279,415	11/30/15
Oak Lawn, IL	Home Depot	104,622	530,000	01/31/28
	Jewel Foods	58,575	586,834	01/03/19
Philadelphia, PA	Kmart	91,033	338,500	03/31/15
	Supremo Foods	36,973	168,000	06/30/35
Painesville, OH	CVS	10,125	188,777	01/31/19
Rockville, MD (b)	CVS	10,880	197,757	01/31/24
San Jose, CA (c)	eBay	187,272	979,414	05/31/20
Taylorville, IL	Grandview Retail Stores	27,958	120,000	03/31/18
	CVS	10,069	81,319	03/31/14
Urbana, IL	Kroger	19,400	80,510	8/29/20
	Dollar General	6,264	24,000	10/31/14
Waverly, OH	None	N/A	-	-

(a)   Gross Leasable Area

(b)   NPAMLP owned an 82% interest in this property. Annual rent amount reflects NPAMLP’s percentage ownership.

(c)   NPAMLP owned a 23.9% tenant-in-common interest in this property. Annual rent amount reflects NPAMLP’s percentage ownership prior to liquidation.

N/A - Not Applicable – no anchor space at this location.

Item 3.	Legal Proceedings

NPAMLP was involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the General Partners, the ultimate disposition of these matters has not had a material adverse effect on NPAMLP's financial position, results of operations or liquidity.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

I. No Trading Market

There was no trading market for the Units in NPAMLP. NPAMLP Units were not transferable except by will, inheritance or operation of law. Through December 31, 2013, no transfers other than those by will, inheritance and operation of law have been permitted.

In addition, the Partnership Agreement placed additional restrictions on the transferability of the Units. The Limited Partners of NPAMLP were prohibited from selling their Units unless such sale was at the Managing General Partner's direction, was accomplished in a single transaction involving all Limited Partners' interests to a single purchaser, and was accomplished simultaneously with the sale of the Equity General Partner's interest in NPAMLP.

Prior to the liquidation of NPAMLP as of December 31, 2013, there were 97,752 Units outstanding held by approximately 2,600 Limited Partners.

II. Distributions of Cash Flow From Operations

NPAMLP was authorized to make annual distributions to its partners in an aggregate amount equal to its Cash Flow from Operations. NPAMLP has not made any distributions of Cash Flow from Operations to its partners since its organization through the date of its termination. The proceeds from the liquidation of NPAMLP’s assets were not sufficient to satisfy all of NPAMLP’s liabilities. As such, there was no distribution to the limited partners from the liquidation of NPAMLP.

NPAMLP was prohibited from reinvesting Cash Flow from Operations in additional real estate investments.

III. Proceeds of Sales Distributions

The Proceeds of Sales of the Properties could not be reinvested in additional real properties, except as permitted with respect to transactions that are non-taxable in whole or in substantial part under Section 1031 or 1033 of the Internal Revenue Code. The Proceeds of Sales of the Properties, after payment of related expenses and indebtedness and provision for reasonable reserves, were available for NPAMLP purposes, including paying Debt Service or providing for Capital Improvements with respect to other Properties owned by NPAMLP. After making the payments required by the Restructuring Agreement with respect to the Wrap Mortgages, all proceeds not utilized for NPAMLP purposes were available for distribution to the partners of NPAMLP.

The Restructuring Agreement provided for a sharing of cash from the Proceeds of Sales of the Properties after repayment of the Third Party Underlying Obligations once the net Proceeds of Sale of the Properties exceeded the Threshold Amount. Additionally, the Limited Partners of NPAMLP were entitled to receive 40% of the Cash Flow from Operations, if any, in excess of Debt Service and any Capital Improvements and Reserves as considered necessary. The remaining cash flow, if any, was applied to the Wrap Mortgages in payment of accrued interest and then principal.

NPAMLP has not made any distributions of Proceeds of Sales Distributions to its partners since its organization through the date of its termination.

IV. Certain Income Tax Considerations

A.	Recognition of Gain

It was anticipated that forgiveness of Wrap Mortgages, if any, and the selling of Properties, which were owned by Unaudited Partnerships, and applying sales proceeds to make payments on the Wrap Mortgages may have required the Limited Partners to report substantial taxable income when the Properties were sold without the corresponding receipt of any cash proceeds therefrom (unless and until the Threshold Amount has been exceeded).

Limited Partners were allocated their share of NPAMLP's taxable income and gain even if they received no cash distributions from NPAMLP with which to pay any resulting tax liability, and were allocated their share of NPAMLP's tax losses, including depreciation deductions.

When the Properties were conveyed pursuant to the 2003 Agreement, all taxable income was allocated among those Limited Partners who were partners in the Partnership which owned the Property prior to the Consolidation up to the amount by which the fair market value of such Properties exceeded their adjusted basis at the time of contribution to NPAMLP (gain in excess of such amounts will be allocated ratably among all Limited Partners). This rule does not apply to tax-deferred exchanges except to the extent of cash or “other property” received.

B. Treatment of Distributions by NPAMLP

Cash distributions made to a Limited Partner were not, per se, taxable; rather, they represented a return of capital up to the amount of his adjusted basis in his interest in NPAMLP. A return of capital generally did not result in any recognition of gain or loss for federal income tax purposes, but reduced the recipient's adjusted basis in his investment. Certain partners whose returns were audited and adjusted (in connection with their investment in NPA sponsored limited partnerships) may have signed a closing agreement with the Internal Revenue Service (“IRS”); pursuant to the terms of such closing agreement, their tax treatment may vary from the foregoing; such partners are urged to consult with their own tax advisors with respect to this issue.

Distributions, if any, in excess of a Limited Partner's adjusted basis in his NPAMLP interest immediately prior thereto will result in the recognition of gain to that extent. Unless NPAMLP is treated for tax purposes as a “dealer” in real property, such gain generally should be capital gain.

C. Operating Income (Loss) of NPAMLP

Each Limited Partner has received an annual Schedule K-1 (U.S. Form 1065) to indicate his share of NPAMLP's taxable income or loss for each tax year. Such income or loss, rather than the distributions described in Part B above, was reportable by the Limited Partner. Since any loss generated by NPAMLP was, with respect to Limited Partners, a passive loss, the deductibility of such loss was governed by Section 469 of the Internal Revenue Code of 1986, and may be limited thereby.

Certain Partnerships were audited by the IRS (the “Audited Partnerships”) and the partners thereof executed an agreement relating to their past and future federal tax liability (the “Closing Agreement”). The foregoing paragraph applies to those investors who had not signed a Closing Agreement with IRS with respect to their Units. As to those Limited Partners who have signed such a Closing Agreement, the appropriate tax treatment may differ from the foregoing and was governed by the Closing Agreement.

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

I. Liquidity and Capital Resources

As previously noted, the Properties owned by NPAMLP were encumbered by the Wrap Mortgages. The wraparound mortgages matured on December 31, 2013. Pursuant to the terms of the 2003 Agreement and in accordance with the liquidation plan, EBR, the wraparound mortgages note holder, relieved NPAMLP of its obligation under the wraparound mortgages in the amount of approximately $124,555,000 in exchange for the conveyance of NPAMLP’s rental properties to EBR with an estimated net realizable value of approximately $97,660,000. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - B. Future Interest Agreement.”

Due to the liquidation of NPAMLP and the conveyance of the Properties to the holder of the wraparound mortgage indebtedness effective as of December 31, 2013, NPAMLP had no capital requirements or commitments as of the end of 2013. Under the terms of the liquidation plan of NPAMLP, any and all such commitments or liabilities were assumed by the acquirer of the Properties. During 2013, NPAMLP had an outstanding line of credit with E&H Properties of Delaware, Inc., an affiliate of NPA (“EHD”), under which EHD would advance up to $2.5 million to NPAMLP for purposes of making Capital and Tenant Improvements (the “NPAMLP Line”). Pursuant to the NPAMLP Line, the obligation of EHD to make advances to NPAMLP was at all times in the sole and absolute discretion of EHD. Amounts advanced pursuant to the NPAMLP Line bore interest at the Prime Rate as published in the Wall Street Journal’s “Money Rates” section (3.25% at December 31, 2013). The NPAMLP Line expired under its terms as of December 31, 2013. The balance due under the NPAMLP Line as of December 31, 2013 in the amount of $1,009,000 was assumed by the acquirer of the properties.

As the result of the liquidation of NPAMLP effective as of December 31, 2013, NPAMLP is not obligated to satisfy any outstanding Third Party Underlying Obligations.

As previously noted, NPAMLP agreed to deliver deeds of future interest or assignments of future leasehold interest in all of its property holdings in exchange for the satisfaction of the wraparound mortgage indebtedness (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement”). As a result, NPAMLP has ceased as a going concern effective as of December 31, 2013.

II. Critical Accounting Policies

On December 1, 2013, NPAMLP’s Managing General Partner formalized its plan of liquidation to terminate the partnership as of December 31, 2013. Accordingly, NPAMLP adopted the liquidation basis of accounting on December 1, 2013. The liquidation basis of accounting is appropriate when the liquidation of an entity appears imminent and the net realizable value of its assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their net realizable values and liabilities are stated at settlement amounts. There were no estimated costs of liquidation recorded since NPAMLP did not have any employees and all costs of conveyance of the properties and liquidation of the partnership were borne by EBL&S Realty, LLC (“EBR”) pursuant to the 2003 Agreement. Effective as of December 1, 2013, NPAMLP recorded approximately $77,456,000 in adjustments to state its assets and liabilities at net realizable value. The adjustment to record the rental properties at estimated net realizable value was based on real estate appraisals of properties owned by NPAMLP prepared by national independent appraisal firms, purchase agreements and/or letters of intent from third parties. The basis for determining estimated net realizable value took into consideration many factors which are difficult to predict, including but not limited to, local market conditions, vacancy rates, redevelopment opportunities, investor types/profiles, and anticipated timing of sale transactions. In considering the above factors, management estimated that the net realizable value of rental properties was $97,659,000 at December 1, 2013, representing a $44,533,000 write-up over net book value as of the date NPAMLP entered into liquidation . This amount represents management’s best estimate at December 1, 2013.

The adjustment to the net settlement value for wraparound mortgages of $97,224,000 was based on the adjusted value of the rental properties to be conveyed in satisfaction of the wraparound mortgages as of December 31, 2013. Deferred revenue as of the date NPAMLP entered into liquidation on December 1, 2013, in the amount of 3,663,000 was written off pursuant to the liquidation basis of accounting. The balance due to EBL&S Property Management, Inc. as of December 1, 2013 in the amount of $2,880,000 was forgiven by EBL&S Property Management, Inc. and written off by NPAMLP. The obligation due to NPAEP was written down by $1,674,000 as a liquidation basis adjustment.  Pursuant to the liquidation plan of NPAMLP, assets in the amount of $1,074,000 were used to partially satisfy the Due to NPAEP obligation.  The remaining obligation of $353,000 was settled subsequent to December 31, 2013. The write off of other assets and liabilities reflects management’s estimate of the net realizable value of these assets and settlement of liabilities.

NPAMLP used estimates and assumptions that can have a significant effect on the amounts that are reported in its financial statements. Management believes the following were its most significant accounting policies (going concern basis) as they may require a higher degree of judgment and estimation.

Rental Properties: Rental properties were stated at original cost. Depreciation on buildings and building improvements was calculated on the straight-line method over their estimated useful lives of 30 years, and 15 to 39 years, respectively. In accordance with FASB authoritative guidance, rental properties were reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If impairment indicators were present, recoverability of rental properties was measured by comparison of the carrying amount of the properties to undiscounted future net cash flows, including proceeds from disposition, expected to be generated by the properties.  The determination of future undiscounted cash flows required significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment existed and whether the effects could have materially impacted NPAMLP’s net income.  If any property’s cost was not recoverable from undiscounted cash flows an impairment charge was recognized to the extent the carrying amount of the property exceeded its fair value.  Management determined fair value by utilizing market and income approaches.

The market approach estimates what a potential buyer would pay today.  The key inputs used in the model included, broker quotes, capitalization rates, expected lease up and holding periods or property appraisals. When available, current market information, like comparative sales price, was used to determine capitalization and rental growth rates.  NPAMLP also utilized the income approach to estimate the fair value of its income producing real estate assets. To the extent that the assumptions used in testing long-lived assets for impairment differed from those of a marketplace participant, the assumptions were modified in order to estimate the fair value of a real estate asset when an impairment charge was measured. In addition to determining future cash flows, which make the estimation of a real estate asset’s undiscounted cash flows highly subjective, the selection of the discount rate and exit capitalization rate used in applying the income approach was also highly subjective.  Properties to be disposed were reported at the lower of the carrying amount or the fair value less costs to sell.

Rental income: Rental income was recognized on a straight-line basis over the terms of the respective leases. Unbilled rent receivable represented the amount by which the straight-line rentals exceeded the current rent collectible under the payment terms of the lease agreements. Percentage rent represented rental income that the tenant paid based on a percentage of its sales, either as a percentage of total sales or as a percentage of sales in excess of a threshold amount. Percentage rent and tenant pass-through charges including common area maintenance, real estate taxes and property insurance were recognized in income when earned.

Discount on wraparound mortgages: The discount on wraparound mortgages represented the difference between the present value of mortgage payments at the stated interest rate of 4.1% and the imputed rate of 12%. NPAMLP adjusted the discount on wraparound mortgages for changes in the projected cash flows. The resultant increase or decrease in the discount was recorded as interest expense in the year of the adjustment. The discount was amortized using the effective interest method over the terms of the mortgages and was recorded as interest expense. In accordance with the FASB authoritative guidance, NPAMLP accounted for the unamortized discount on wraparound mortgages related to wraparound mortgages that have been extinguished as losses or gains in the period of extinguishment.

Information regarding recent accounting pronouncements is included in Note 2 to the combined financial statements.

III. Results of Operations

A. Property Dispositions During Fiscal 2012 and 2013

As of December 31, 2013 NPAMLP did not own any properties.

NPAMLP owned 22 properties at December 31, 2012. In accordance with the liquidation plan of NPAMLP and the 2003 Agreement, NPAMLP conveyed all of its rental properties, with an estimated net realizable value of $97,659,000, to EBR, the holder of the wraparound mortgages as of December 31, 2013. In addition, the balance of the wraparound mortgages of $97,224,000, after adjustments to reflect the liquidation basis of accounting was released as an obligation of NPAMLP. Finally, pursuant to the NPAMLP liquidation plan, certain assets and liabilities of NPAMLP were also transferred to the acquirer of the properties.

In January 2012, the ground lease on the Seven Hills, Ohio property terminated in accordance with its terms and the buildings were conveyed to the ground owner. As part of this transaction, the ground owner assumed the balance of the underlying indebtedness in the amount of $274,000 and accordingly NPAMLP reduced the wraparound mortgages payable by the same amount. In addition, NPAMLP was effectively relieved of the related finance lease obligation in the amount of $550,000. The net book value of the property at the disposal date was $468,000. As a result of this transaction, NPAMLP recognized a gain from the disposition of this property of approximately $356,000 in 2012.

In April 2012, NPAMLP and the owner of the land in Kalamazoo, Michigan leased by NPAMLP, entered into a Ground Lease Termination Agreement to terminate the ground lease covering this property. The lease for the Anchor Tenant at this property expired in February 2010, and NPAMLP had been actively marketing the space since that time. Under the terms of the ground lease, new tenants for this vacancy required NPAMLP to obtain the consent of the ground owner. NPAMLP was unable to obtain the required consent for a prospective tenant and accordingly, entered into the ground lease termination agreement to forestall any further carrying costs of this vacant property. The ground lease termination agreement also provided that the ground owner reimburse NPAMLP $100,000 for certain property improvement costs. In addition, NPAMLP was effectively relieved of the related finance lease obligation in the amount of $500,000. As a result of this transaction, NPAMLP recognized a loss from the disposition of this property of approximately $74,000. In accordance with the FASB authoritative guidance, NPAMLP recognized this loss as an impairment charge in the first quarter of 2012. As a result of the disposition of this property in the second quarter of 2012, this impairment charge is included in loss from discontinued operations in the Combined Statements of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit for year ended December 31, 2012. The balance of the wraparound mortgage indebtedness, net of discounts, in the amount of $6,214,000 remained a liability of NPAMLP. The balance of this mortgage obligation was released as of December 31, 2013 pursuant to the liquidation plan of NPAMLP and the terms of the 2003 Agreement.

Income or loss from operations of sold properties in 2012 was reported as discontinued operations in accordance with FASB authoritative guidance. Accordingly, the results of operations of properties disposed of or held for sale were classified as Discontinued operations in the Combined Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit.

B. Results of Operations

As previously stated, NPAMLP adopted the liquidation basis of accounting as of December 1, 2013. For the eleven month period ended November 30, 2013, NPAMLP maintained its books and records on the going concern basis of accounting. As such, the results of operations for the eleven month period ended November 30, 2013 and the year ended December 31, 2012 are not comparable. The following discussion relates the significant transactions and trends that occurred during the eleven month period ended November 30, 2013 that would have impacted the full year results of operations for 2013 had NPAMLP reported its results of operations on the going concern basis for the full year.

Total income for the eleven month period ended November 30, 2013 decreased by approximately $2,020,000 to $12,808,000 as compared to total income of $14,828,000 for the year ended December 31, 2012. In May of 2013 the lease with Sun Microsystems at the tenant-in-common (“TIC”) property in San Jose, California expired under its terms. In June 2013, the manager of the TIC re-leased the property with two new tenants, eBay and Amdocs. However, changes in the local leasing market resulted in lower rental rates for the San Jose property. As a result, for the eleven month period ended November 30, 2013, rental income decreased by approximately $980,000. Approximately $881,000 in total income for the period December 1, 2013 to December 31, 2013 was included as a component of net operating income in the combined statement of changes in net assets (liquidation basis).

For the year ended December 31, 2012, NPAMLP had recorded a net bad debt recovery of $401,000 primarily due to a $430,000 bad debt recovery on a note receivable from the buyer of the Ardmore, Oklahoma property. NPAMLP had recorded no bad debt expense or recovery during the eleven month period ended November 30, 2013. For the eleven month period ended November 30, 2013, ground rent expense of $885,000 increased by $136,000, as compared to $749,000 incurred for the year ended December 31, 2012. The increase in ground rent expense was due to the scheduled increase in ground rent at the Oak Lawn, Illinois property. Depreciation expenses for the eleven month period ended November 30, 2013 decreased by $539,000 to $2,151,000 as compared to $2,690,000 for the year ended December 31, 2012 due to certain buildings becoming fully depreciated in 2012.

During the period of liquidation from December 1, 2013 through December 31, 2013, NPAMLP recorded net operating income of $134,000, consisting of rental income of $881,000 and a net gain on investment securities of $9,000, offset by operating expenses of $756,000.

IV. Tabular Disclosure of Contractual Obligations

Not applicable

V. Indebtedness Secured by the Properties

Pursuant to the terms of the 2003 Agreement and the liquidation plan of NPAMLP, the remaining properties owned by NPAMLP were conveyed to the holder of the wraparound mortgage indebtedness and NPAMLP was released from the obligations of the wraparound mortgages effective as of December 31, 2013 (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - B. Future Interest Agreement”). The Properties were subject to certain indebtedness that was incurred in connection with the acquisition of the Properties by the Partnerships. The original acquisition of the Properties by the Partnerships was typically structured as set forth below.

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

The Properties whose ownership was combined in NPAMLP remained subject to the Third Party Underlying Obligations, Second Mortgages and Wrap Mortgages incurred in connection with the acquisition of the Properties. However, the Wrap Mortgages and Second Mortgages had been restructured pursuant to the Restructuring Agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – V. Indebtedness Secured by the Properties - A. The Wrap Mortgages” below.

A. The Wrap Mortgages

The Wrap Mortgages represented an obligation of NPAMLP and a lien against the Properties in favor of the NPAEP. The lien was subordinate to the Third Party Underlying Obligations and the Second Mortgages, if any.

The Restructuring Agreement amended and restructured each Wrap Note to provide that each Wrap Note consisted of the obligation to pay two principal balances, an interest-bearing principal balance equal to the original principal indebtedness when the Wrap Note was first executed and delivered by the Partnership less amounts of principal, if any, paid prior to January 1, 1990, and an non-interest bearing principal balance equal to the amount of interest accrued and unpaid under the Wrap Note prior to January 1, 1990. The Restructuring Agreement adjusted the interest rate on the Wrap Notes in such a way that the interest bearing principal balance earns interest at a rate elected by the Managing General Partner to assure that there will be adequate interest paid over the life of the Wrap Note to comply with applicable Internal Revenue Code requirements in order to prevent the imputation of interest. During 2013, the stated interest rate on the Wrap Mortgages was 4.1%. The Wrap Notes matured on December 31, 2013. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - B. Future Interest Agreement.”

Each Wrap Note required a minimum annual payment from NPAMLP in an amount equal to the 1990 Debt Service payable on the Third Party Underlying Obligations secured by the same Properties as the Wrap Mortgages that secured such Wrap Note prior to the Restructuring. These minimum payments were applied first to past due interest and principal payments under the Wrap Notes, if any, then to current interest and principal payments due on the Wrap Notes, then against the interest-bearing principal balances of the Wrap Notes, allocated among the Wrap Notes as NPAEP elects, and finally to the non-interest-bearing principal balances, allocated among the Wrap Notes as NPAEP elects. The Restructuring Agreement required NPAMLP to make additional payments on the Wrap Notes on April 10th of each year equal to sixty percent (60%) of the amounts by which Cash Flow from Operations for the previous year exceeded the sum of the minimum annual payment in such year plus the current payments due in such year on any indebtedness incurred after January 1, 1990 for Capital Improvements to any of the Properties. The holder of the Wrap Notes applied the minimum annual payments to pay the current payments due on the Third Party Underlying Obligations.

The Restructuring Agreement provided that all the Wrap Notes that were originally secured by Wrap Mortgages on the Properties that NPAMLP acquired from partnerships audited by the Internal Revenue Service be secured by all of those Wrap Mortgages and not be secured by Wrap Mortgages on the Properties that NPAMLP acquired from the Unaudited Partnerships. All of the Wrap Notes that were originally secured by Wrap Mortgages on the Properties that NPAMLP acquired from Unaudited Partnerships were secured by all of those Wrap Mortgages and were not secured by Wrap Mortgages on the Properties that NPAMLP acquired from partnerships audited by the Internal Revenue Service. The holder of the Wrap Mortgages agreed in the Restructuring Agreement to release from the lien of the Wrap Mortgages any Property sold by NPAMLP, upon payment to the holder of the Wrap Mortgages, as a pre-payment of the Wrap Notes, an amount equal to all of the Proceeds of Sales of the Properties not permitted by the Restructuring Agreement to be retained by NPAMLP.

The Restructuring Agreement permitted NPAMLP to have the opportunity to retain, in certain circumstances, a portion of the Excess Proceeds. In accordance with the Restructuring Agreement the Excess Proceeds derived from the Proceeds of Sales of the Properties were applied as follows: (a) 100% of the Excess Proceeds are applied in payment of the Wrap Mortgages until the Threshold Amount had been paid; (b) the next $70 million of Excess Proceeds were allocated 60% to the payment of the Wrap Mortgage and 40% were retained by NPAMLP; (c) 100% of the next Excess Proceeds up to an amount equal to the Investor Note Recovery or $25 million, whichever was less, were retained by NPAMLP and distributed by NPAMLP to the Investor Note Payors; (d) the next Excess Proceeds were allocated by 60% to the payment of the Wrap Mortgages and 40% were retained by NPAMLP up to an amount equal to the outstanding balances for the Wrap Mortgages on January 1, 1990 less the sum of: (i) the aggregate amount of the sums previously paid as Minimum Payoff Amounts; (ii) the Investor Note Recovery, and (iii) $70 million; (e) 100% of the next Excess Proceeds are applied in payment of the Wrap Mortgages in the amount equal to (i) the amount necessary to pay in full the Wrap Mortgages on Properties acquired from partnerships audited by the Internal Revenue Service, in the case of Excess Proceeds generated by the sale of such a Property, and (ii) the amount necessary to pay in full the Wrap Mortgages on Properties acquired from Unaudited Partnerships, in the case of Excess Proceeds generated by the sale of such a Property; and (f) 100% of any additional Excess Proceeds are retained by NPAMLP.

The Restructuring Agreement provided for indebtedness which may have been incurred to finance Capital Improvements to the Properties after January 1, 1990, and required that in connection with any sale of Property by NPAMLP, the loans for Capital Improvements to such Property must either be paid in full or assumed by the purchaser of the Property before the Wrap Mortgage on such Property was released.

The Restructuring Agreement permitted the holders of the Wrap Mortgages to refinance or negotiate modifications to the Third Party Underlying Obligations, so long as the aggregate amount of all Third Party Underlying Obligations was not increased. The fees and expenses associated with any such refinancing or modification were borne by the holders of the Wrap Mortgages.

The Restructuring Agreement spread the lien securing each of the Second Mortgages to all of the Properties owned by NPAMLP and all of the Second Mortgages were “wrapped” or included within all of the Wrap Mortgages.

B. Future Interest Agreement

Effective as of December 31, 2013, pursuant to the terms of an agreement (the “2003 Agreement”), EBR and its affiliates acquired the properties of NPAMLP, and NPAMLP was released from any obligations under the wraparound mortgages.

In March 2003 NPAMLP and the Pension Groups entered into the 2003 Agreement, effective as of January 1, 2003, pursuant to which the Pension Groups agreed with NPAMLP to modify the terms of Wrap Mortgages held by the Pension Groups. The terms of the 2003 Agreement provided that the Pension Groups: (a) reduced to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bore a stated annual interest rate in excess of that amount; (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and (c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the agreement of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note. In consideration for the above, the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages were modified to provide that (i) there was an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships. In addition NPAMLP agreed to execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP’s right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages were previously paid in full.

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

Under the terms of the Restructuring Agreement, the Wrap Mortgages owned by the Pension Groups were due and payable in substantial “balloon” amounts on December 31, 2013. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s general partner agreed to deliver deeds of future interest and assignments of leasehold interest, effective December 31, 2013, to the Pension Groups. NPAMLP’s general partner determined that it was in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments was to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement were borne by the Pension Groups. The Managing General Partner believed that the result of the forgoing actions taken pursuant to the 2003 Agreement preserved all rights of the Limited Partners under the Restructuring Agreement, including their right to share in certain sales proceeds or cash flows prior to maturity of the Wrap Mortgages.

As noted above, under the terms of the Partnership Agreement, NPAMLP dissolved on December 31, 2013. The remaining NPAMLP assets not subject to the 2003 Agreement were liquidated and used to satisfy NPAMLP obligations other than the Wrap Mortgages. The proceeds from the liquidation of the remaining assets of NPAMLP were not sufficient to satisfy the remaining liabilities of NPAMLP and were used on a pro-rata basis to satisfy the remaining obligations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements regarding accounting and financial disclosure matters between NPAMLP and its independent registered public accounting firm.

Item 9(A). Controls and Procedures

Disclosure Controls and Procedures: As of the end of the period covered by this report, management performed, with the participation of the Equity General Partner, Managing General Partner and Chief Financial Officer of EBL&S Property Management, Inc., and evaluation of the effectiveness of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15. NPAMLP’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Equity general Partner, Managing General Partner and Chief Financial Officer of EBL&S Property Management, Inc., to allow timely decisions regarding required disclosures. Based on the evaluation, management concluded that NPAMLP’s disclosure controls and procedures were effective for the year ended December 31, 2013.

Management's Report on Internal Control over Financial Reporting: It was the responsibility of the Managing General Partner to establish and maintain adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Managing General Partner’s internal control over financial reporting was a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of NPAMLP; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of NPAMLP are being made only in accordance with authorizations of management and directors of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of NPAMLP’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the NPAMLP’s internal control over financial reporting at December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of NPAMLP’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Managing General Partner.

Based on its assessment, management determined that, at December 31, 2013, NPAMLP maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting: There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, NPAMLP's internal control over financial reporting.

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

The directors and executive officers of the General Partners were as follows:

Edward B. Lipkin, age 68, served as Director of the Managing General Partner. Mr. Lipkin has also been President of NPA since it was organized in 1976. Mr. Lipkin received a Bachelor of Science degree in Finance from Temple University. Mr. Lipkin was a Trustee of the International Council of Shopping Centers, a leading industry organization, from 1986 to 1992.

Robert McKinney, age 58, served as Director of the Equity General Partner. Since 2003, Mr. McKinney has been an employee of NPAEP, serving as tax manager. Previously, Mr. McKinney had been employed by NPA since 1987 in the same capacity. Mr. McKinney, a certified public accountant, received a Masters of Science in Taxation and Masters of Business Administration in Finance from Villanova University and Temple University, respectively. Mr. McKinney received a Bachelor of Science degree in Accounting from Villanova University.

Howard M. Levy, age 54, served as Vice President of the Managing General Partner. Mr. Levy has been employed by NPA since 1983 and is currently Vice President of Leasing. Mr. Levy received a Bachelor of Science degree in Accounting from the University of Scranton and is a Certified Public Accountant.

David A. Simon, age 56, served as Vice President of the Managing General Partner. Mr. Simon has been employed by NPA since 1987 and is currently Chief Financial Officer. Mr. Simon received a Bachelor of Science degree in Accounting & Finance from Lehigh University and is a Certified Public Accountant.

II. Code of Ethics

In view of the fiduciary obligation that the Managing General Partner has to NPAMLP, the Managing General Partner believed an adoption of a formal code of ethics was unnecessary and would not benefit NPAMLP, particularly, in light of NPAMLP’s limited business activities.

III. Audit Committee Financial Expert

The Managing General Partner did not have an audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it had no audit committee, and was not required to have an audit committee because it was not a listed security as defined in Section 240.10A-3.

Item 11.	Executive Compensation

I.   General

Neither the General Partners nor the officers of the General Partners received compensation from NPAMLP. Certain administrative services related to tax and accounting service, legal matters and to investor administration were performed by the Managing General Partner on behalf of NPAMLP as provided in the Partnership Agreement. The amount payable to the Managing General Partner for such services aggregated $123,000 and $165,000 for the eleven month period ended November 30, 2013 and the year ended December 31, 2012, respectively. There were no amounts paid to the Managing General Partner for the month of December 2013. See “Item 13. Certain Relationships and Related Transactions - I. Compensation and Fees and II. Property Management by Affiliate.”

II.  Payments Discussion and Analysis

NPAMLP had no compensation plan as it paid no executive compensation and therefore the compensation discussion and analysis is unnecessary.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	NAME & ADDRESS OF	AMOUNT AND NATURE OF
TITLE OF CLASS	BENEFICIAL OWNER	BENEFICIAL OWNERSHIP	% OF CLASS

Units of Limited	Robert McKinney	1,000 Units	1.0%
Partnership Interest	200 S. Broad Street
The Bellevue, Suite 415
Philadelphia, PA 19102

Item 13.	Certain Relationships and Related Transactions, Director Independence

I. Compensation and Fees

The amounts and kinds of payments and fees to be paid to the General Partners and its affiliates during the operation of NPAMLP are summarized below. All expenses of NPAMLP were billed directly to and paid by NPAMLP. The Managing General Partner was reimbursed for the actual cost of goods and materials used for or by NPAMLP and obtained from entities that were not affiliates of the Managing General Partner. In addition, the Managing General Partner was reimbursed for administrative services performed for NPAMLP, provided that such services were necessary for the prudent operation of NPAMLP and further provided that such reimbursement was at the lower of (i) the Managing General Partner's actual cost or (ii) the cost of obtaining comparable administrative services from independent parties in the same geographic location. Reimbursement to the Managing General Partner for services for which it is entitled to compensation by way of a separate fee was not allowed. No reimbursement was made for rent, depreciation, utilities, or capital equipment in the building in which NPAMLP maintains offices and other overhead costs.

Entity Receiving Payments	Type of Payments	Estimated Amount of Payments

Organizational Phase

Equity General Partner		1% general partners’ interest in NPAMLP.

Operational Phase

Equity General Partner	General Partners’ Share of Cash Flow from Operations.	On an annual basis, 1% of cash flow from operations.

EBL&S Property Management, Inc.	Property Management Fees	Annual fee of 5% of gross operating revenues derived from the Properties. See “II. Property Management by Affiliate”, below.

EBL&S Property Management, Inc.	Leasing Fees	For all obtained or renewed leases, an amount equal to the fees customarily charged in the geographic area of leased property. See “II. Property Management by Affiliate”, below.

Equity General Partner	General Partners’ Share of Profits and Losses	The Equity General Partner was allocated 1% of the profits and losses from NPAMLP operations.

Managing General Partner	Reimbursement of Expenses	Actual cost of goods and services utilized for or by NPAMLP, including certain administrative services performed by the Managing General Partner.

Liquidation Phase

Equity General Partner	General Partners’ share of Proceeds of Sales of the Properties.	No proceeds were distributed to the Equity General Partner since the properties were not sold, but conveyed pursuant to the 2003 Agreement.

E&H Properties	Repayment of Indebtedness secured by Second Mortgages.	No proceeds were distributed to E&H Properties since the properties were not sold, but conveyed pursuant to the 2003 Agreement.

II. Property Management by Affiliate

As of January 1, 1990, NPAMLP entered into a management agreement with EBL&S Property Management, Inc., a Delaware corporation (“Property Manager”), with respect to the management of the Properties (“Management Agreement”). EBL&S Property Management, Inc. is owned 100% by E&H Properties, Inc., which also is the sole shareholder of NPAMLP's Managing General Partner, EBL&S, Inc. The directors of EBL&S Property Management, Inc. are the same as those of the Managing General Partner. Pursuant to the Management Agreement, the Property Manager receives a management fee equal to five (5%) percent of all gross operating revenues derived from the Properties payable as and when such income is received, plus a leasing fee for all obtained or renewed leases equal to the fees customarily charged in the geographic area of the leased property, payable as customary in such area. The Property Manager earned an aggregate of approximately $452,000 for management fees, approximately $38,000 for leasing commissions, and approximately $123,000 for administrative and legal fees in the eleven month period ended November 30, 2013. For the month of December 2013, the Property Manager earned approximately $38,000 and $18,000 in management fees and administrative and legal fees, respectively. For the year ended December 31, 2012, the Property Manager earned an aggregate of $493,000 for management fees, $15,000 for leasing commissions and $165,000 for administrative and legal fees.

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

The Managing General Partner oversaw sales, leases, financing, operations and management of the Properties and decided which Properties were sold and how to apply the Proceeds of Sales of the Properties. Because NPA or its affiliates held the Second Mortgages on the Properties which were to be repaid from the Proceeds of Sales of the Properties and the Managing General Partner is an affiliate of NPA, the Managing General Partner may not have been solely interested in ensuring that sales of Properties generated sufficient proceeds to enable the Limited Partners to receive distributions with respect thereto. However, pursuant to the Restructuring Agreement, a portion of all proceeds derived from sale of the Properties in excess of the Threshold Amount was applied in payment of the Wrap Mortgages. Accordingly, the Managing General Partner (as an affiliate of NPA) had a financial incentive to cause NPAMLP to maximize Proceeds of Sales of the Properties. Furthermore, the Managing General Partner was accountable to NPAMLP and the Limited Partners as a fiduciary and, consequently, exercised good faith and integrity in handling the affairs of NPAMLP and had to take its Limited Partners' interests in account in making decisions regarding sales and refinancing.

B. Other Activities of the Affiliates of the General Partners

There was no limitation on the right of the affiliates of the General Partners to engage in any business even if the business is competitive with the business of NPAMLP. For instance, if an affiliate of the General Partners owned or managed a property which competed for tenants with a Property owned by NPAMLP, the economic interest of the equity owners of the General Partners in that affiliate may have created a conflict between the General Partners or the Property Manager on the one hand and NPAMLP on the other with respect to allocating prospective tenants between competitive properties. The Managing General Partner and its affiliates owned one property that is competitive with the Properties, and affiliates of the Managing General Partner may act as manager of such properties.

C.	Competition by NPAMLP with Affiliates of the Managing General Partner for Services of Officers and Employees

NPAMLP depended upon the Managing General Partner to operate NPAMLP. The Managing General Partner believed it had sufficient staff personnel and resources to perform all of its duties with respect to managing NPAMLP. However, because the staff personnel and resources were shared with affiliates, the Managing General Partner and certain of its affiliates had conflicts of interest in the allocation of management and staff time, services and functions among NPAMLP and other entities in existence or which may be organized.

IV. Summary of Relationships

E&H Properties, Inc. owns 100% of the equity interest in EBL&S, Inc. (the Managing General Partner) and EBL&S Property Management, Inc. (the Property Manager). E&H Properties, Inc. is owned 100% by Edward B. Lipkin (Lipkin). Feldman International, Inc. is owned 100% by Robert McKinney, an employee of the Property Manager. The General Partners and the Property Manager both had ongoing relationships with NPAMLP. E&H Properties, Inc. and the affiliates that it controls were the holders of the Second Mortgages.

V. Related Party Transactions

Pursuant to the terms of the 2003 Agreement and the liquidation plan of NPAMLP, the remaining properties owned by NPAMLP were conveyed to the holder of the wraparound mortgage indebtedness and NPAMLP was released from the obligations of the wraparound mortgages effective as of December 31, 2013 (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - V. Indebtedness Secured by the Properties - D. Future Interest Agreement”).

In June 2006, NPAMLP and ARJAX entered into an agreement with the anchor tenant at the San Mateo property (the “Agreement”), whereby the lease with the anchor tenant would be assigned to NPAMLP or ARJAX effective February 2009 (the “Effective Date”). In consideration for the assignment, the anchor tenant would receive payments totaling $2,550,000 during the period from June 2006 through the Effective Date. To date, ARJAX had remitted $1,400,000 to the anchor tenant in accordance with the terms of the Agreement. In addition, the anchor tenant was obligated to complete, by the Effective Date, $500,000 in repairs or improvements, which would otherwise be the responsibility of NPAMLP, to its other stores leased from NPAMLP. As of December 31, 2012 the Anchor Tenant has completed the required $500,000 in repairs. Under the Agreement, the liability for the consideration to the anchor tenant was borne by ARJAX and NPAMLP, however ARJAX funded all of the consideration due. Additionally, Lipkin has personally guaranteed the obligations to the anchor tenant under the Agreement. In June 2008, the Agreement was amended extending the Effective Date to January 31, 2011. In December 2010, the Agreement was amended further extending the Effective Date to February 28, 2014. In August 2013, the Agreement was amended further extending the Effective Date to February 28, 2015.

VI. Director Independence

NPAMLP had no separate nominating, audit or compensation committees because in part, it was not required to do so, but also because no compensation was paid and there were no directors. NPAMLP had limited business activities and its day to day activities were run by the Managing General Partner and EBL&S Property Management Inc.

Item 14.	Principal Accounting Fees and Services

I. Audit Fees

The aggregate fees billed and expected to be billed for the fiscal years ending December 31, 2013 and 2012 for professional services rendered by NPAMLP’s independent registered public accounting firm, BDO USA, LLP, for the review of NPAMLP’s quarterly financial statements included in Form 10-Q and for the audit of the annual financial statements included in this Form 10-K was $106,500 and $84,750, respectively.

II. Audit Related Fees

None.

III. Tax Fees

The amount of fees billed by BDO USA, LLP for the fiscal years ending December 31, 2013 and 2012 was $27,500 and $14,500, respectively.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

I. Documents filed as Part of this Report

A. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-1

Combined Financial Statements: Combined Statement of Changes in Net Assets (Liquidation Basis) for the period December 1, 2013 to December 31, 2013	F-2

Combined Statement of Net Assets as of December 31, 2013 (Liquidation Basis) and Combined Balance Sheet at December 31, 2012 (Going Concern Basis)	F-3

Combined Statements of Operations, Comprehensive Income (Loss) and Changes in Partners' Deficit for the Eleven Month Period ended November 30, 2013 and the year ended December 31, 2012 (Going Concern Basis)	F-4

Combined Statements of Cash Flows (Going Concern Basis) for the Eleven Month Period ended November 30, 2013 and the year ended December 31, 2012	F-5

Notes to Combined Financial Statements	F-6

B. Exhibits

Exhibit No.	Description

*2.1	Consolidation Agreement by and among the National Property Analysts Master Limited Partnership (“NPAMLP”); EBL&S, Inc. (“EBL&S”) and Buster, Inc. (“Buster”).

*2.2	Settlement Agreement by and among plaintiffs as a class, National Property Analysts, Inc. (“NPA”) and certain additional defendants in James O'Brien, et al. v. National Property Analysts, Inc., et al. (the “Action”).

*2.3	Judgment and Order Approving the Transaction, the Formation of the Master Limited Partnership, and the Allocation of Interests in the Master Limited Partnership entered by the Court.

*3.1	Initial Limited Partnership Agreement of NPAMLP.

*3.2	Amended and Restated Limited Partnership Agreement of NPAMLP.

*3.3	Certificate of Limited Partnership of NPAMLP.

****3.4	Amendment One to the Amended and Restated Limited Partnership Agreement of NPAMLP.

*10.1	Restructuring and Mortgage Modification Agreement by and among Main Line Pension Group, L.P. (“MLPG”), NPAMLP and National Property Analysts, Inc.

*10.2	Leasing and Management Agreement by and between EBL&S Property Management, Inc. and NPAMLP.

*10.3	Information Statement Relating to the formation of NPAMLP.

*10.4	Proof of Claim and Release and Vote on Consolidation.
**10.6	Line of Credit Promissory Note.

***10.7	Agreement between NPAMLP, NPAEP and PVPG.

31.1	Certification of Managing General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Equity General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Managing General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Equity General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant's Report on Form 10 filed July 14, 1994 (0-24816)
**	Incorporated by reference from Registrant's Report on Form 10-K filed April 1, 1996 (0-24816).
***	Incorporated by reference from Registrant's Report on Form 10-K filed March 31, 2003 (0-24816).
****	Incorporated by reference from Registrant's Report on Form 10-Q filed November 11, 2003 (0-24816).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(Registrant)

By: EBL&S, Inc., its managing general partner

By:	/s/ Edward B. Lipkin
Edward B. Lipkin
Director

Date: April 14, 2014

By: Feldman International, Inc., its equity general partner

By:	/s/ Robert McKinney
Robert McKinney
Director

Date: April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Edward B. Lipkin	Director of EBL&S, Inc.	April 14, 2014
Edward B. Lipkin	Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer

/s/ Robert McKinney	Director of Feldman International, Inc.	April 14, 2014
Robert McKinney	Registrant’s equity general partner

COMBINED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

NATIONAL PROPERTY ANALYSTS

MASTER LIMITED PARTNERSHIP

DECEMBER 31, 2013 (LIQUIDATION BASIS)

AND DECEMBER 31, 2012 (GOING CONCERN BASIS)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Table of Contents

Page No.

Report of Independent Registered Public Accounting Firm	F-1

Combined Statement of Changes in Net Assets (Liquidation Basis) for the period December 1, 2013 to December 31, 2013	F-2

Combined Statement of Net Assets as of December 31, 2013 (Liquidation Basis) and Combined Balance Sheet as of December 31, 2012 (Going Concern Basis)	F-3

Combined Statements of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit (Going Concern Basis) for the Eleven Month Period ended November 30, 2013 and the year ended December 31, 2012 (Going Concern Basis)	F-4

Combined Statements of Cash Flows (Going Concern Basis) for the Eleven Month Period ended November 30, 2013 and the year ended December 31, 2012	F-5

Notes to Combined Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

General Partners

National Property Analysts Master Limited Partnership

Philadelphia, Pennsylvania

We have audited the accompanying combined statement of net assets in liquidation of National Property Analysts Master Limited Partnership (the “Partnership”) as of December 31, 2013, and the related combined statements of changes in net assets in liquidation for the period December 1, 2013 to December 31, 2013. We have audited the combined statements of operations, comprehensive income (loss) and changes in Partners’ deficit and cash flows for the period January 1, 2013 to November 30, 2013. We have also audited the accompanying balance sheet of the Partnership as of December 31, 2012 and the related statements of operations, comprehensive income (loss) and changes in Partners’ deficit and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the combined financial statements, the Managing General Partner of the Partnership approved a plan of liquidation on December 1, 2013 and immediately commenced liquidation proceedings. As a result, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis of accounting effective December 1, 2013. The Partnership was terminated effective December 31, 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined net assets in liquidation of National Property Analysts Master Limited Partnership as of December 31, 2013, the combined changes in net assets in liquidation for the period December 1, 2013 to December 31, 2013, the combined results of its operations and cash flows for the period January 1, 2013 to November 30, 2013, the combined financial position as of December 31, 2012, and the combined results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

April 11, 2014

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Statement of Changes in Net Assets (Liquidation Basis)

for the Period December 1, 2013 to December 31, 2013

(in thousands)

Partners’ deficit as of November 30, 2013	$(77,401)
Liquidation basis adjustments:
Adjust assets to estimated realizable value and liabilities to settlement value	77,456

Net assets (liquidation basis) as of December 1, 2013	$55

Net operating income for the period December 1, 2013 to December 31, 2013	134

Liquidation of assets and liabilities	(189)

Net assets (liquidation basis) as of December 31, 2013	$-

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Statement of Net Assets (Liquidation Basis) as of December 31, 2013

Combined Balance Sheet (Going Concern Basis) as of December 31, 2012

(in thousands)

	December 31,	December 31,
	2013	2012
Assets
Rental property, at cost:
Land	$-	$6,946
Buildings	-	99,715
Tenant-in-common property	-	22,662
		129,323
Less: accumulated depreciation	-	74,944
Rental property, net		54,379

Cash and cash equivalents	769	2,181
Restricted cash	-	140
Tenant accounts receivable, net of allowance of $30 as of December 31, 2012	-	234
Unbilled rent receivable	-	1,245
Other assets, net (1)	-	493

Total assets	$769	$58,672

Liabilities and Partners' Deficit
Wraparound mortgages payable (1)	$-	$128,617
Less: unamortized discount based on imputed interest rate of 12% (1)	-	13,017

Wraparound mortgages payable less unamortized discount (1)	-	115,600

Due to NPAEP (1)	353	3,422
Other borrowings (1)	-	610
Accounts payable and other liabilities (1)	416	3,576
Deferred revenue	-	4,040
Finance lease obligation	-	700

Total liabilities	769	127,948

Partners' capital (deficit)	-	(69,276)

Total liabilities and Partners' capital	$769	$58,672

Net assets (liquidation basis) - available to limited partners	$-

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Statements of Operations, Comprehensive Income (Loss) and Changes in Partners' Deficit (Going Concern Basis)

(in thousands, except per-unit data)

	Eleven Month
	Period Ended November 30, 2013	Year Ended December 31, 2012
Income:
Rental income	$10,108	$11,892
Other charges to tenants	2,685	2,896
Interest and dividend income	15	40
Total income	12,808	14,828

Expenses:
Interest expense (1)	13,071	13,323
Real estate taxes	2,358	2,614
Management fees (1)	452	493
Common area maintenance expenses	1,320	1,245
Ground rent (1)	885	749
Bad debt (recovery) expense	-	(401)
Repairs and maintenance	257	197
General and administrative (1)	484	428
Depreciation	2,151	2,690
Amortization	33	40
Total expenses	21,011	21,378
Loss before other income and discontinued operations	(8,203)	(6,550)

Other income:
Realized gains on investment securities	-	22
Loss from continuing operations	(8,203)	(6,528)

Discontinued operations:
Loss from operations of discontinued components, including net gain from disposition of properties of $356 in 2012	-	(481)
Net loss	(8,203)	(7,009)

Other comprehensive income (loss):
Net change in unrealized gains on investment securities	78	-
Comprehensive loss	(8,125)	(7,009)
Partners' deficit:
Beginning of period	(69,276)	(62,267)

End of period	$(77,401)	$(69,276)

Net loss per unit from continuing operations	$(83.92)	$(66.78)
Net loss per unit from discontinued operations	-	(4.92)
Net loss per unit	$(83.92)	$(71.70)
Weighted average units outstanding	97,752	97,752

(1) See Note 3: Related Party Transactions

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Statements of Cash Flows (Going Concern Basis)

(in thousands, except per-unit data)

	Eleven Month Period Ended November 30, 2013	Year ended December 31, 2012
Cash flows from operating activities:
Net loss	$(8,203)	$(7,009)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,184	2,735
Amortization of discount (1)	12,004	12,777
Recovery of bad debt	-	(401)
Net gain on disposition of properties	-	(356)
Impairment of rental property	-	74
Realized gains on investment securities	-	(22)
Change in assets and liabilities
(Increase) in tenant accounts receivable	(130)	(149)
(Increase) decrease in unbilled rent receivable	(52)	14
Decrease in other assets (1)	422	267
(Decrease) increase in accounts payable and other liabilities (1)	(112)	156
(Decrease) in deferred revenue	(395)	(276)
Net cash provided by operating activities	5,718	7,810
Cash flows from investing activities:
Proceeds from disposition of properties	-	100
Improvements to rental property	(586)	(1,053)
Increase in restricted cash	(684)	(14)
Purchases of investment securities	(1,002)	(607)
Sale of investment securities	-	2,068
Net cash (used in) provided by investing activities	(2,272)	494
Cash flows from financing activities:
Payments on wraparound mortgages (1)	(5,604)	(7,479)
Proceeds from wraparound mortgages(1)	810	-
Proceeds from other borrowings, net of repayments (1)	409	416
Increase in balance due to NPAEP	33	43
Net cash used in financing activities	(4,352)	(7,020)
(Decrease) increase in cash and cash equivalents	(906)	1,284
Cash and cash equivalents:
Beginning of period	2,181	897
End of period	$1,275	$2,181

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Combined Statements of Cash Flows (Going Concern Basis) (continued)

(in thousands, except per-unit data)

	Eleven Month Period Ended November 30, 2013		Year ended December 31, 2012
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$845	$987
Supplemental disclosure of non-cash investing and financing activities:
Reduction of wraparound mortgages from disposition of properties and satisfaction of mortgage obligations (See Notes 6 and 17)	$		$4,395
Reduction in finance lease obligation from disposition of properties (See Note 6)		$-	$1,050
Increase in wraparound mortgages from tenant-in-common debt refinancing (See Note 17)		$732	$-
Reduction in due to NPAEP from tenant-in-common debt refinancing (See Note 17)		$354	$-

(1) See Note 3: Related Party Transactions.

See accompanying notes to combined financial statements.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

(dollars in thousands)

(1)	Formation, Description of Former Business Operations, Liquidation and Disposition of the Partnership

National Property Analysts Master Limited Partnership (NPAMLP), a limited partnership, was formed effective January 1, 1990. NPAMLP is owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner, and Feldman International, Inc. (FII), the equity general partner.

The properties included in NPAMLP consisted primarily of shopping centers and freestanding, single-tenant retail stores with national retailers as prime tenants. The ownership and operations of these properties have been combined in NPAMLP pursuant to a consolidation of properties owned by certain limited partnerships previously sponsored by National Property Analysts, Inc. and its affiliates (NPA). In accordance with the partnership agreement, the partnership terminated on December 31, 2013. The managing general partner formally approved a plan for liquidation of NPAMLP on December 1, 2013.  As such, NPAMLP will report its combined financial statements on a going concern basis for the eleven month period ended November 30, 2013 and on the liquidation basis for the one month period ended December 31, 2013.

The properties of NPAMLP were owned by eighteen separate partnerships and limited liability companies. Each partnership or limited liability company was a legally distinct entity and there were no transactions between the various entities. Since each entity is under common control, the financial statements are presented on a combined basis.

The partnership agreement provided for a sharing of cash from the proceeds of sales of properties. The partnership agreement generally provided that the limited partners of NPAMLP receive 40% of the net proceeds, if any, from the sale of properties after repayment of the third-party underlying mortgage obligations once the net proceeds, as defined in the partnership agreement, from the sale of properties exceed a threshold amount of $45,000 (the “Threshold”). Through December 31, 2013, NPAMLP sold properties that generated approximately $36,602 in net proceeds that have been applied as a reduction of the Threshold amount. NPAMLP has not distributed any sales proceeds to its partners since its organization.

Additionally, the limited partners of NPAMLP could have received 40% of the cash flow, if any, from operations in excess of debt service requirements and any capital improvements or reserves considered necessary. The remaining cash flow, if any, was applied to the wraparound mortgages in payment of accrued interest and then principal. NPAMLP has not distributed cash flow to its partners since its organization.

Under the terms of the NPAMLP partnership agreement, the limited partners were entitled to a 99% share of any income or loss and the equity general partner was entitled to a 1% share.

Liquidation Basis of Accounting

The liquidation basis of accounting is appropriate when the liquidation of an entity appears imminent and the net realizable value of its assets is reasonably determinable. On December 1, 2013, NPAMLP formalized its plan of liquidation to terminate the partnership as of December 31, 2013. Accordingly, NPAMLP adopted the liquidation basis of accounting as of December 1, 2013. Under the liquidation basis of accounting, assets are stated at estimated net realizable value and liabilities at settlement amounts. There were no estimated costs of liquidation recorded since NPAMLP does not have any employees and all costs of conveyance of the properties and liquidation of the partnership were borne by EBL&S Realty, LLC (“EBR”) pursuant to the 2003 Agreement (see Note 15).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

(dollars in thousands)

NPAMLP recorded the following adjustments as of December 1, 2013, to reflect the net realizable value of assets and liabilities:

Write up of real estate to net realizable value	$44,533
Write down of wraparound mortgages to net settlement value	25,882
Reversal of existing deferred revenue	3,663
Write downof amounts due to EBL&S Property Management, Inc.	2,880
Write down of balance due to NPAEP	1,674
Liquidation adjustments to other assets and liabilities	(1,176)
Total adjustments as of December 1, 2013	$77,456

The adjustment to record the rental properties at estimated net realizable value was supported by appraisals of properties owned by NPAMLP prepared by national independent appraisal firms, purchase agreements and/or letters of intent from third parties. The basis for determining estimated net realizable value took into consideration many factors which are difficult to predict, including but not limited to local market conditions, vacancy rates, redevelopment opportunities, investor types/profiles, and anticipated timing of sale transactions. In considering the above factors, management estimated that the net realizable value of rental properties was $97,659 at December 1, 2013, representing a $44,533 write-up over net book value as of the date NPAMLP entered into liquidation. This amount represents management’s best estimate at December 1, 2013.

The adjustment to net settlement value for wraparound mortgages of $97,224 was based on the adjusted value of the rental properties to be conveyed in satisfaction of the wraparound mortgages as of December 31, 2013 (see Note 15). Deferred revenue as of the date NPAMLP entered into liquidation on December 1, 2013, in the amount of 3,663 was written off pursuant to the liquidation basis of accounting. The balance due to EBL&S Property Management, Inc. as of December 1, 2013 in the amount of $2,880 was forgiven by EBL&S Property Management, Inc and written off by NPAMLP. The obligation due to NPAEP was written down by $1,674 as a liquidation basis adjustment.  Pursuant to the liquidation plan of NPAMLP, assets in the amount of $1,074 were used to partially satisfy the Due to NPAEP obligation.  The remaining obligation of $353 was settled subsequent to December 31, 2013. The write off of other assets and liabilities reflects management’s estimate of the net realizable value of these assets and settlement of liabilities.

Disposition of Assets and Liabilities

In accordance with the liquidation plan of NPAMLP and the 2003 Agreement (see Note 15), NPAMLP conveyed its rental properties to the holder of the wraparound mortgages as of December 31, 2013. In addition, the balance of the wraparound mortgages was released as an obligation of NPAMLP. Finally, pursuant to the NPAMLP liquidation plan, certain assets and liabilities of NPAMLP were also transferred to EBR. These included the December 31, 2013 balance in tenant accounts receivable, restricted cash, accounts payable, other borrowing and other liabilities and resulted in a liquidation adjustment in the net amount of $246. A table summarizing the liquidation adjustments as of December 31, 2013 is directly below:

Conveyance of land and building pursuant to the 2003 Agreement	$(97,659)
Release of wraparound mortgage indebtedness pursuant to the 2003 Agreement	97,224
Write off other assets and liabilities pursuant to the 2003 Agreement	246

Total liquidation adjustments	$(189)

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

(dollars in thousands)

(2)	Summary of Significant Accounting Policies

Liquidation Basis of Accounting

NPAMLP adopted the liquidation basis of accounting as of December 1, 2013 when the formal liquidation plan of NPAMLP was approved by the Managing General Partner. The transition from the going concern basis of accounting to the liquidation basis of accounting required management to make significant estimates and judgments. Under the liquidation basis of accounting assets are stated at their net realizable value and liabilities are stated at their net settlement amount. Estimated costs over the period of liquidation are accrued to the extent reasonably determinable.

Going Concern Basis of Accounting

(a)	Rental Property

Rental properties were stated at original cost. Depreciation on buildings and building improvements was calculated on the straight-line method over their estimated useful lives of 30 years and 15 to 39 years, respectively. Expenditures for maintenance and repairs were charged to operations as incurred.

NPAMLP accounted for the property owned as tenants-in-common (“TIC”) with unaffiliated third parties using the proportionate consolidation method, in accordance with FASB authoritative guidance. NPAMLP owned an undivided interest in the San Jose property through its 23.9% ownership of 2525 North First Street Holdings, a Delaware Statutory Trust, and does not control the decisions over the property or the other tenant-in-common interests. The financial statements reflect only NPAMLP’s percentage of the TIC’s real property, related mortgage, revenues and expenses. The anchor tenant at this property was Sun Microsystems who had a lease with 2525 North First Street Holdings. There was no proportionate share at December 31, 2013 as the TIC interest was conveyed in conjunction with the 2003 Agreement (see Note 15) and the liquidation of NPAMLP (see Note 1). NPAMLP’s proportionate share at December 31, 2012 was as follows:

2012
Tenant-in-common property	$22,662
Wraparound mortgage payable, net of discount	8,536

In accordance with FASB authoritative guidance, rental properties were reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If impairment indicators are present, recoverability of rental properties is measured by comparison of the carrying amount of the properties to undiscounted future net cash flows expected to be generated by the properties.  The determination of future undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact NPAMLP’s net income.  If any property’s cost is not recoverable from undiscounted cash flows an impairment charge will be recognized to the extent the carrying amount of the property exceeds its fair value.  Management determined fair value by utilizing market and income approaches.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

(dollars in thousands)

The market approach estimates what a potential buyer would pay today.  The key inputs used in the model include, broker quotes, capitalization rates, expected lease up and holding periods or property appraisals. When available, current market information, like comparative sales price, is used to determine capitalization and rental growth rates.  NPAMLP also utilized the income approach to estimate the fair value of income producing real estate assets. To the extent that the assumptions used in testing long-lived assets for impairment differed from those of a marketplace participant, the assumptions were modified in order to estimate the fair value of a real estate asset when an impairment charge was measured. In addition to determining future cash flows, which make the estimation of a real estate asset’s undiscounted cash flows highly subjective, the selection of the discount rate and exit capitalization rate used in applying the income approach was also highly subjective.  NPAMLP recorded an impairment to rental property in the amount of $74 in the first quarter of 2012 (See Note 6). There were no impairment charges for the period January 1, 2013 through November 30, 2013.

Gains or losses from the sales of property generally were recognized using the full accrual method in accordance with the FASB authoritative guidance. Sales not qualifying for full recognition at the time of sale were accounted for under other appropriate deferral methods.

(b)	Cash and Cash Equivalents

All highly liquid interest-bearing deposits with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents at December 31, 2013 and December 31, 2012 were held in the custody of multiple financial institutions. The balances, at times, may have exceeded federally insured limits. NPAMLP mitigates this risk by depositing funds with major financial institutions. At December 31, 2013 and December 31, 2012, cash was held in multiple accounts maintained at four separate financial institutions. At December 31, 2013 and December 31, 2012, the total cash balance held at these institutions was approximately $950 and $2,302, respectively. The balances exceeded federally insured limits by $668 and $1,669 at December 31, 2013 and 2012, respectively.

(c)	Restricted Cash

Restricted cash consisted principally of amounts held in escrow by lending institutions for real estate taxes.

(d)	Tenant Accounts Receivable

Accounts receivable included current tenant accounts receivable, net of allowances, and other accruals. NPAMLP regularly reviewed the collectability of its receivables and the credit worthiness of its tenants and adjusts its allowance for doubtful accounts. If a receivable is ultimately deemed to be uncollectible, it is written off.

(e)	Other Assets

Other assets included certain prepaid expenses and leasing commissions which have been capitalized and amortized over the lives of the respective leases. At December 1, 2013 the balance of deferred leasing commissions was written off as a liquidation basis adjustment. At December 31, 2012, the amount of deferred leasing commissions was $383 and the amount of accumulated amortization was $356.

(f)	Investment Securities

Investment securities, consisting of mutual funds and exchange traded funds, were classified as available for sale and carried at estimated fair value. Realized gains and losses on the sale of investment securities were recorded on the trade date and determined using the specific identification method. Unrealized gains and losses on the investment securities were recognized as an adjustment of accumulated other comprehensive income (loss) within partners’ capital.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

(dollars in thousands)

(g)	Discount on Wraparound Mortgages

The discount on wraparound mortgages represented the difference between the present value of mortgage payments at the stated interest rate (see Note 9) and the imputed rate of 12%. NPAMLP adjusted the discount on wraparound mortgages for changes in the projected cash flows. The resultant increase or decrease in the discount was recorded as interest expense in the year of the adjustment. The discount was amortized using the effective interest method over the terms of the mortgages and was recorded as interest expense. In accordance with the FASB authoritative guidance, NPAMLP accounted for the unamortized discount on wraparound mortgages related to wraparound mortgages that have been extinguished as losses or gains in the period of extinguishment.

(h)	Rental Income

Rental income was recognized on a straight-line basis over the terms of the respective leases. Unbilled rent receivable represents the amount by which the straight-line rentals exceed the current rent collectible under the payment terms of the lease agreements. Rental income represents minimum rental income collectible under the payment terms of the lease agreements. Percentage rent represents rental income that the tenant pays based on a percentage of its sales, either as a percentage of total sales or as a percentage of sales in excess of a threshold amount. Percentage rent and tenant pass-through charges including common area maintenance, real estate taxes and property insurance are recognized in income when earned and are recorded as other charges to tenants.

(i)	Income Taxes

No provision has been made in the combined financial statements for income taxes, as any such liability is the liability of the individual partners. Under FASB guidance, NPAMLP may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2013 and 2012, NPAMLP does not have a liability for unrecognized tax positions. Income tax returns for the years 2011 to 2013 are subject to review by the Internal Revenue Service.

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

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

(dollars in thousands)

(l)	Recent Accounting Pronouncements

In April 2013, the FASB issued ASU No. 2013-07 (“ASU Updated 2013-07”), Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU provides guidance on the application of the liquidation basis of accounting as provided by U.S. GAAP. The guidance will improve the consistency of financial reporting for liquidating entities. The guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Since NPAMLP terminated as of December 31, 2013, this ASU had no effect on its combined financial statements.

(3)	Related-Party Transactions

NPAMLP was owned 99% by the limited partners and 1% collectively by EBL&S, Inc., the managing general partner and FII, the equity general partner. EBL&S, Inc. assigned its economic interest as general partner to FII, and FII was admitted as the equity general partner on September 30, 1998. EBL&S, Inc. is owned by E&H Properties, Inc. (E&H), a corporation owned and controlled by Edward B. Lipkin (Lipkin), a related party. At its formation, NPAMLP entered into a leasing and property management agreement with EBL&S Property Management, Inc. (EBL&S), which is owned entirely by E&H. Under the agreement, EBL&S is to receive a property management fee equal to 5% of the gross annual rentals collected, including tenant reimbursements for common area maintenance charges, real estate taxes and property insurance. EBL&S was also entitled to receive leasing commissions for obtaining or renewing leases and reimbursement for services provided to NPAMLP for partnership administration. The leasing commissions paid or due to EBL&S were amortized over the life of their respective leases and were included in Other assets on the Combined Balance Sheet. The leasing commissions due to EBL&S are included in Accounts payable and other liabilities on the Combined Balance Sheet as of December 31, 2012. Leasing commissions due as of December 1, 2013 were written off as a liquidation basis adjustment. Under the terms of the NPAMLP partnership agreement, the managing general partner was entitled to be reimbursed for its expenses for administering NPAMLP’s affairs. Such administrative expenses were billed to NPAMLP based on the wages and time incurred by EBL&S personnel for such services.

Management fees and administrative services were paid exclusively to EBL&S and included in the Combined Statements of Operations (Going Concern basis). The Wraparound mortgage debt at December 31, 2012 was held by NPAEP, which is controlled by Lipkin. Due to NPAEP, unamortized discount and interest expense were the financial statement accounts, which relate directly to the Wraparound mortgage debt. Other borrowings represented amounts due to E&H Properties of Delaware, Inc., and a subsidiary of E&H (EHD) (See Note 8). As of December 31, 2012, the amounts included in Accounts payable and other liabilities due to EBL&S, EHD and limited partnerships where Lipkin has a controlling interest were $2,836, $149 and $263, respectively. The amounts due to EBL&S were primarily for property management fees, leasing commissions, legal fees, administrative services and cash advances for debt service. The amounts due as of December 1, 2013 were written off as a liquidation basis adjustment.

Amounts charged by EBL&S to NPAMLP for the eleven month period ending November 30, 2013 and the year ended December 31, 2012 were as follows:

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

(dollars in thousands)

	Eleven Month Period ended November 30, 2013	Year ended December, 31, 2012
Property management fees	$452	$493
Leasing commissions	38	15
Administrative services and legal fees	123	165

Total	$613	$673

NPAEP owns two parcels in Marquette, Michigan that were ground leased by NPAMLP. NPAMLP’s aggregate obligation under these leases for the eleven month period ended November 30, 2013, the one month period ended December 31, 2013 and the year ended December 31, 2012 was $30, $2, and $29, respectively.

In October 2005, ARJAX Railroad Associates II, LLC (“ARJAX”), a limited liability company controlled by Lipkin, acquired from a third party land owner, certain real property in San Mateo, California, that was leased to NPAMLP under a ground lease scheduled to expire in February 2025. Annual rent due under the ground lease was $96. In the fourth quarter of 2006, NPAMLP sold its leasehold interest in the San Mateo property to ARJAX. The purchase price for the sale of the leasehold interest was $13,900 and was based on the fair value of NPAMLP’s leasehold interest in the San Mateo property was supported by a real estate valuation. Pursuant to the terms of the agreement of sale for this transaction the purchase price was satisfied with the conveyance to NPAMLP of a 14.8% tenant-in-common interest in an office building in San Jose, California. To complete the tax-deferred exchange arising from the sales of the New Hope, MN and North Sarasota, FL properties in 2006, NPAMLP acquired an additional 9.1% tenant-in-common interest in the same San Jose, CA building. Such interests were acquired from National Property Analysts Management Company (“NPAMC”), a limited partnership controlled by Lipkin.

A company controlled by Lipkin held purchase money mortgages on certain properties of NPAMLP. The purchase money mortgages were fully amortized and paid during the eleven month period ended November 30, 2013. The purchase money mortgages aggregated approximately $1,282 at December 31, 2012.

(4)	Tenant Leases

As a result of the liquidation of NPAMLP (see Note 15), NPAMLP did not own any properties at December 31, 2013. At December 31, 2012, NPAMLP effectively owned and operated 22 properties that were comprised principally of shopping centers and free standing, single-tenant retail stores with approximately 78 tenants, under various lease agreements treated as operating leases.

In addition to minimum rental payments, the leases generally provided for additional rents based on operating results of the tenants, reimbursement for certain common area maintenance charges, real estate taxes and property insurance and renewal options.

As a result of the termination of NPAMLP, there are no future minimum lease rentals to be received by NPAMLP under noncancellable leases as of December 31, 2013.

Rental income includes approximately $89 and $115, related to percentage rents for the eleven month period ended November 30, 2013 and the year ended December 31, 2012, respectively.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

(dollars in thousands)

(5)	Major Tenants

NPAMLP’s primary anchor tenants during the eleven month period ended November 30, 2013 were Sears Holdings Corporation and its subsidiaries (“Sears”), Sun Microsystems and CVS Corporation (“CVS”). For the eleven month period ended November 30, 2013, Sears, Sun Microsystems and CVS accounted for approximately 16%, 14% and 11%, respectively, of the rental income recognized by NPAMLP. For the year ended December 31, 2012 Sears, Sun Microsystems and CVS accounted for approximately 15%, 28% and 10% of the rental income recognized by NPAMLP, respectively. As of December 31, 2012, NPAMLP had 1 lease with Sun Microsystems for approximately 250,000 square feet. As of December 31, 2012, NPAMLP had 5 leases with Sears aggregating approximately 497,000 square feet and 5 leases with CVS aggregating approximately 57,000 square feet. As of December 31, 2012 the amounts included in accounts receivable from these three tenants was $50.

At December 31, 2012, four tenants owed NPAMLP amounts in excess of 10% of total accounts receivable. Grandview Retail Stores, Sears, Supremo Foods and Emerald Boot Liquors represented 36%, 19%, 18%, and 10%, respectively, of accounts receivable at December 31, 2012.

(6)	Disposition of Properties and Discontinued Operations

Effective as of December 31, 2013, NPAMLP conveyed title to its remaining 22 rental properties valued at $97,659 to the holder of the wraparound mortgages in exchange for the release of the wraparound mortgages payable valued at $97,224 (see Note 1).

In January 2012, the ground lease on the Seven Hills, Ohio property terminated in accordance with its terms and the buildings were effectively conveyed to the ground owner. As part of this transaction, the ground owner assumed the balance of the underlying indebtedness in the amount of $274, and accordingly, NPAMLP reduced the wraparound mortgages payable by the same amount. In addition, NPAMLP was effectively relieved of the related finance lease obligation in the amount of $550. The net book value of the property at the disposal date was $468. As a result of this transaction, NPAMLP recognized a gain from the disposition of this property of approximately $356 in 2012.

In April 2012, NPAMLP and the owner of the land in Kalamazoo, Michigan leased by NPAMLP, entered into an agreement to terminate the ground lease covering this property. The lease for the Anchor Tenant at this property expired in February 2010, and NPAMLP had been actively marketing the space since that time. Under the terms of the ground lease, new tenants for this vacancy required NPAMLP to obtain the consent of the ground owner. NPAMLP was unable to obtain the required consent for a prospective tenant and accordingly, entered into the ground lease termination agreement to forestall any further carrying costs of this vacant property. The ground lease termination agreement also provided that the ground owner reimburse NPAMLP $100 for certain property improvement costs. In addition, NPAMLP was effectively relieved of the related finance lease obligation in the amount of $500. As a result of this transaction, an impairment charge of approximately $74 is included in loss from discontinued operations in the Combined Statements of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit for year ended December 31, 2012. As of December 31, 2012, the balance of the wraparound mortgage indebtedness, net of discounts, in the amount of $6,214 remained a liability of NPAMLP. The balance of this mortgage was released as an obligation of NPAMLP as of December 31, 2013 pursuant to the liquidation plan of NPAMLP and the terms of the 2003 Agreement (see Note 15).

In accordance with FASB authoritative guidance, the results of operations of properties disposed of or held for sale in 2012 are classified as Discontinued operations in the Combined Statement of Operations, Comprehensive Income (Loss) and Changes in Partners’ Deficit for the year ended December 31, 2012.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

(dollars in thousands)

There were no assets and liabilities of discontinued components as of December 31, 2012. For the year ended December 31, 2012 the results of operations of discontinued components classified as discontinued operations are summarized as follows:

Statement of Operations	Year Ended
December 31, 2012
Total income	$23
Net gain from disposition of properties	356
Total operating expenses	(860)
Loss from operations of discontinued components	$(481)

(7)	Ground Leases / Finance Lease Obligation

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

The aggregate proceeds from the three land sales, $1,750, were recorded as Finance lease obligations. Any gain or loss from the transactions was recognized at the date upon which title to the buildings is conveyed to the ground lessor (see Note 6). There was no gain or loss recognized during 2013 or 2012. During the term of these ground leases, including renewal options, NPAMLP was responsible for maintaining the buildings and building improvements, as well as making the respective mortgage payments.

As a result of the termination and liquidation of NPAMLP in December 2013, there are no future minimum lease payments due under any non-cancellable ground leases.

Total payments for rental under all ground leases for the eleven month period ended November 31, 2013, the one month period ended December 31, 2013 and the year ended December 31, 2012 was approximately $885, $100 and $1,002, respectively.

(8)	Other Borrowings

NPAMLP had a line of credit with E&H Properties of Delaware, Inc. (EHD), a related party, for EHD to advance up to $2,500 to NPAMLP for the purpose of making capital and tenant improvements to the properties. Pursuant to the resulting agreement, the obligation of EHD to make advances to NPAMLP was at all times the sole and absolute discretion of EHD. The line bore interest based on the prime rate (3.25% at December 31, 2012) and expired on December 31, 2013. Any amounts advanced to NPAMLP were not directly secured by any collateral. In accordance with the liquidation plan of NPAMLP, as of December 31, 2013, the balance owed on the line of credit in the aggregate amount of $1,009 was assumed by EBR, as the acquirer of the properties.

As of December 31, 2012, $610 was owed by NPAMLP under this line of credit, excluding $149 in accrued interest at December 31, 2012. Total interest expense under the line of credit for the eleven month period ending November 30, 2013 and the year ending December 31, 2012 was $28 and $10, respectively.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

(dollars in thousands)

(9)	Wraparound Mortgages

The wraparound mortgages matured on December 31, 2013. Pursuant to the terms of the 2003 Agreement (see Note 15) and in accordance with the liquidation plan, EBR, the wraparound mortgages note holder, relieved NPAMLP of its obligation under the wraparound mortgages in the amount of $124,555 in exchange for the conveyance of NPAMLP’s rental properties to EBR with an estimated net realizable value of $97,660.

The properties combined in NPAMLP were subject to nonrecourse wraparound mortgages. The wraparound mortgages were cross-collateralized among the properties owned by NPAMLP. The wraparound mortgages were generally secured by liens on the properties and were subordinate to the third-party underlying mortgage obligations and the purchase money mortgages, collectively the senior mortgage obligations. The wraparound mortgages were payable to EBR and EBR was liable to the holders of the senior mortgage obligations. Generally each wraparound mortgage was secured by liens on specific properties and was subordinate to the senior mortgage obligations as stated above. The wraparound mortgages were not subject to any financial covenants.

NPAMLP adjusted the discount on wraparound mortgages for changes in the projected cash flows. The resultant increase or decrease in the discount was recorded as interest expense in the year of the adjustment. Changes in projected cash flows result primarily from management's re-evaluation of projected cash flows from tenants as well as additional principal payments arising from property sales. During the eleven month period ended November 30, 2013 and the year ended December 31, 2012, there were no adjustments to the discount on wraparound mortgages as a result of management’s evaluation of projected cash flows.

(10)	Investment Securities Available for Sale

NPAMLP had no investments in securities available for sale as of December 31, 2013 and 2012. NPAMLP sold its entire investment portfolio during 2012. During the eleven month period ended November 30, 2013, NPAMLP purchased $1,001 in securities which were transferred to NPAEP to partially satisfy the Due to NPAEP obligation pursuant to the liquidation plan of NPAMLP (see Note 1).

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

(dollars in thousands)

(11)	Partners’ Deficit

Following is a summary of the combined changes in partners’ deficit for the eleven month period ended November 30, 2013 and the year ended December 31, 2012 (in thousands except unit data):

	Units			Partners’ Deficit
	General Partners	Limited Partners	Total	General partners	Limited partners	Total

January 1, 2012	1,000	96,752	97,752	$(605)	$(61,662)	$(62,267)

Net loss				(70)	(6,939)	(7,009)
Other comprehensive loss				-	-	-

Comprehensive loss				(70)	(6,939)	(7,009)

December 31, 2012	1,000	96,752	97,752	$(675)	$(68,601)	$(69,276)

Net loss				(82)	(8,121)	(8,203)
Other comprehensive income				1	77	78

Comprehensive loss				(81)	(8,044)	(8,125)

November 30, 2013	1,000	96,752	97,752	$(756)	$(76,645)	$(77,401)

(12)	Comprehensive Income (Loss)

Comprehensive income (loss) for the eleven month period ended November 20, 2013 and the year ended December 31, 2012 is included in the combined statement of operations and comprehensive income (loss). Comprehensive income (loss) represents the total of net loss plus the change in unrealized gains (losses) on investment securities classified as available for sale. As of December 31, 2012, NPAMLP sold its entire portfolio of investment securities available for sale.  As a result, comprehensive loss is equal to the net loss reported for the year ended December 31, 2012.

An analysis of the changes in components of accumulated other comprehensive income (loss) for the eleven month period ended November 30, 2013 and the year ended December 31, 2012 is as follows:

	Eleven months ended November 30, 2013	Year ended December 31, 2012
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$78	$22
Less: reclassification for realized gain included in net loss	-	22
Other comprehensive income	$78	$-

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

(dollars in thousands)

(13)	Commitments and Contingencies

Upon NPAMLP’s formation, the titles of the properties were to be transferred to NPAMLP. State and local laws vary with respect to transfer taxes and are susceptible to varying interpretations. NPAMLP’s interpretation of the laws relating to these transfer taxes could result in significant adjustments if successfully challenged by the respective taxing authority; however, a reasonable estimation of the potential liability, if any, cannot be made at this time. Any liability related to such transfers will be borne by EBR.

NPAMLP was involved in various claims and legal actions arising in the ordinary course of property operations. In the opinion of the managing general partner, the policies of liability insurance coverage obtained by NPAMLP provide for the ultimate disposition of the matters that existed at December 31, 2013. As such, no reserve has been established for contingencies as of December 31, 2013.

(14)	Disclosure of Fair Value of Financial Instruments

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The disclosure of estimated fair value was determined by NPAMLP using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts NPAMLP could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, accounts receivable, accounts payable and other liabilities were carried at amounts which reasonably approximate their fair values due to their short term nature as of December 31, 2012. NPAMLP had determined the estimated fair value of its wraparound mortgages based on discounted future cash flows at a current market rate. Management estimated that the carrying value approximated the estimated fair value of the wraparound mortgages at December 31, 2012. NPAMLP classified the fair value of the wraparound mortgages within Level 3 of the valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.

(15)	Future Interest Agreement

Effective as of December 31, 2013, pursuant to the terms of an agreement (the “2003 Agreement”), EBR and its affiliates acquired the properties of NPAMLP, and NPAMLP was released from any obligation under the wraparound mortgages.

In March 2003 NPAMLP, NPAEP and PVPG, entered into the 2003 Agreement, effective as of January 1, 2003, pursuant to which NPAEP and PVPG agreed with NPAMLP to modify the terms of Wrap Mortgage held by NPAEP and PVPG. The terms of the 2003 Agreement provided that NPAEP and PVPG: (a) reduce to 4.1% per year the annual interest rate payable on any NPAEP Wrap Note or PVPG Wrap Note that bears a stated annual interest rate in excess of that amount (the reduction in the interest rate was evaluated by NPAMLP in accordance with the FASB authoritative guidance, and was determined not to be a substantial modification of terms as defined therein); (b) remove certain of the properties secured by the NPAEP and PVPG Wrap Mortgages from the burden of the cross-default and cross-collateralization provisions currently contemplated by the Restructuring Agreement effective as of January 1, 1990 by and among MLPG, NPAMLP, National Property Analysts, Inc. and others; and (c) agree to release the lien of the Wrap Mortgages from the Properties upon a sale of or the assignment of a leasehold estate in any Property prior to the maturity of the applicable Wrap Note. In consideration for the above, NPAMLP modified the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages to provide that (i) there is an event of default under the applicable NPAEP Wrap Mortgages or PVPG Wrap Mortgages, as the case may be, if a judgment or other lien is entered against the title or lease-holding entity thereby entitling NPAEP or PVPG, as the case may be, to avail itself of the post-default rights or remedies under the relevant security document; and (ii) for cross-default and cross-collateralization among the Unaudited Partnerships and, separately, among the Audited Partnerships. In addition NPAMLP shall execute and deliver to NPAEP or PVPG, as the case may be, a currently recordable deed of future interest (or assignment of future leasehold interest) sufficient to convey to NPAEP or PVPG, as the case may be, all of NPAMLP’s right, title, interest and estate in and to its fee or leasehold interest in the encumbered properties effective upon the maturity on December 31, 2013 of the NPAEP Wrap Mortgages and the PVPG Wrap Mortgages unless the Wrap Mortgages have previously been paid in full.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

(dollars in thousands)

The Managing General Partner believes that the execution of the 2003 Agreement had the following effects for NPAMLP as a result of the reduction in the annual interest rate on the NPAEP Wrap Notes and the PVPG Wrap Notes: (i) NPAMLP realized significant reductions in interest that it otherwise would have been obligated to pay during the period between January 1, 2003 and December 31, 2013 and (ii) NPAMLP has been able to allocate a greater portion of its available cash flow to principal repayments.

The Wrap Mortgages owned by NPAEP were due and payable in substantial “balloon” amounts on December 31, 2013. As described above, in return for the reduction in interest rate and other consideration set forth above, including the satisfaction of the Wrap Mortgages due on December 31, 2013, NPAMLP’s managing general partner agreed to deliver deeds of future interest and assignments of leasehold interest, effective December 31, 2013, to NPAEP. NPAMLP’s Managing General Partner had determined that it was in the best interests of NPAMLP and its partners to do so. The effect of these deeds and assignments was to facilitate a transfer of fee and leasehold ownership to the holders of the Wrap Mortgages at maturity. The costs incurred arising from the recordation of any of the documents described in the 2003 Agreement is the responsibility of NPAEP.

In December 2012, NPAEP sold its rights to acquire the properties of NPAMLP under the 2003 Agreement for $100 in cash to EBL&S Realty, LLC. (“EBR”), a company in which Lipkin owns a minority interest. The majority interest in EBR is owned by employees of EBL&S Property Management, Inc. and its affiliates.

(16)	Deferred Revenue

Under the terms of the respective leases at the Grand Rapids, Michigan and Rockville, Maryland properties, the anchor tenant had the option of either refinancing the existing underlying indebtedness or paying it off. In January 2012, the Anchor Tenant elected to satisfy the underlying indebtedness in full on both properties in the approximate amount of $4,121. As a result, NPAMLP reduced the wraparound mortgages payable balance on these properties in the same amount. In accordance with the FASB authoritative guidance, NPAMLP recognized deferred lease revenue that will be amortized on a straight line basis over the balance of the related lease terms. The deferred revenue recognized with respect to these leases for the year ended December 31, 2012 was $341. At December 31, 2012, included in deferred revenue on the balance sheet is $3,870 related to these leases. The remaining balance of the deferred revenue balance represented prepayments of tenant rental income. Deferred revenue of $3,663, representing the deferred revenue balance as of the date NPAMLP entered into liquidation on December 1, 2013, was written off as a liquidation basis adjustment.

NATIONAL PROPERTY ANALYSTS MASTER LIMITED PARTNERSHIP

(a limited partnership)

Notes to Combined Financial Statements

(dollars in thousands)

(17)	Tenant-in-common Property Debt Refinancing

NPAMLP owned an undivided interest in the San Jose, California property through its 23.9% ownership of 2525 North First Street Holdings, a Delaware Statutory Trust, and did not control the decisions over the property or the other tenant-in-common (“TIC”) interests. As a result, the combined financial statements reflected only NPAMLP’s percentage of the TIC’s real property, related mortgage, revenues and expenses.  In March 2013, the independent manager of the TIC property successfully refinanced the third party underlying mortgage on the property. NPAMLP treated the debt refinancing as a debt modification for accounting purposes. As a result of the refinancing, NPAMLP received $810 in proceeds, of which $714 was recorded as restricted cash, and assumed an additional $1,542 in wraparound mortgages payable. Also, $257 in deferred leasing commissions and $475 in deferred loan fees were capitalized on the combined balance sheet as a result of this transaction. In addition, NPAEP paid $354 of the deferred loan fees related to the tenant-in-common debt refinancing. The TIC interests were effectively conveyed to EBR on December 31, 2013 (See Note 15).

